Form 10-K
period 1995-09-30
ADVANCED NMR SYSTEMS INC
filed 1996-01-16
CIK 722567

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the Fiscal Year Ended _______________

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition  period from January 1, 1995 to September 30, 1995
                                ---------------    ------------------
Commission File Number 0-11914

                           ADVANCED NMR SYSTEMS, INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                             22-2457487
------------------------------                 -------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

      46 JONSPIN ROAD
    WILMINGTON, MASSACHUSETTS                     01887
 -------------------------------------         -------------------
(Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 657-8876

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                                    THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, $.01 par value per share
                      Warrants for purchase of Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
         YES  X            NO
            -----             -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

      The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on December 31, 1995 (based upon the assumption that each officer, director and person who is known by the Registrant to own more than five percent of the outstanding common Stock of the Registrant is an affiliate of the Registrant for purposes of this computation):
$35,864,831.

      Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1995: 30,186,805.

==============================================================================


                                      INDEX
                                                                     Page No.

PART I   ...............................................................3
         Item 1.   Business.............................................3
         Item 2.   Properties..........................................17
         Item 3.   Legal Proceedings...................................17
         Item 4.   Submission of Matters To A Vote of Security Holders.18

PART II  ..............................................................19
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters.................................19
         Item 6.   Selected Financial Data.............................20
         Item 7.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations................23
         Item 8.   Financial Statements and Supplementary Data.........25
         Item 9.   Changes and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................26

PART III ..............................................................27
         Item 10.  Directors and Executive Officers of the Registrant..27
         Item 11.  Executive Compensation..............................31
         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management..........................................38
         Item 13.  Certain Relationships and Related Transactions......40

PART IV  ..............................................................42
         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.................................42

SIGNATURES.............................................................79

                                     PART I
                                     ------
ITEM I.           BUSINESS
                  --------

GENERAL

         Advanced NMR Systems, Inc. ("ANMR" or the "Company"), through its Imaging Systems business, develops, manufactures and markets technically advanced magnetic resonance imaging ("MRI") systems for clinical applications and advanced research. The Company is developing additional MRI-based products, including very high field whole body systems and lower cost, dedicated MRI systems for functional neuro-imaging and orthopedic applications. ANMR has an approximately 61% ownership interest in Advanced Mammography Systems, Inc. ("AMS"), a publicly-traded company, which has developed a dedicated MR Breast Imaging system that is pending U. S. Food and Drug Administration ("FDA") clearance for commercial use. AMS is traded on the NASDAQ stock market under the ticker symbol MAMO. On August 31, 1995, ANMR acquired Medical Diagnostics, Inc. ("MDI"), a provider of diagnostic imaging and rehabilitation services for approximately $30 million in cash and stock. This unit is referred to as the Imaging and Rehabilitation Services business.

         ANMR was founded in 1983 to develop echo planar imaging ("EPI"), an ultrafast MRI technology. From its inception through November 1992, the Company engaged exclusively in research and development activities. In 1992, ANMR received FDA clearance for its InstaScan(TM) system and commenced commercial marketing activities to clinical institutions. In 1992, the Company formed AMS as a subsidiary for the purpose of financing the development of the MR Breast Imaging system. In early 1993, AMS completed its initial public offering. The acquisition of MDI in August 1995 represents the initial phase of the Company's strategy to penetrate and expand its business into MRI and rehabilitation services.

MAGNETIC RESONANCE IMAGING TECHNOLOGY

         A majority of the Company's business is based on magnetic resonance imaging technology. MRI provides very high resolution medical images of soft tissue. When interpreted by a trained physician, the images can be used in many applications, including determining the extent and contour of tumors, assessing damage from brain hemorrhage, and detecting a wide variety of neurological and joint disorders. A technique called MR angiography is used for noninvasively imaging blood flow through blood vessels. More recent applications include EPI technology, first commercialized by ANMR. Due to the ultra fast acquisition of images, EPI has expanded the applications of MR to include imaging of dynamic and functional processes as well as imaging moving anatomy without motion artifacts, such as may be present in the heart or abdomen or with an uncooperative patient. Current research applications of EPI include functional brain studies for diagnosis of stroke, evaluation of tumor perfusion, functional brain mapping, surgical planning, psychiatric evaluation, and for a wide variety of pharmaceutical research.

         MRI systems use large magnets, digital computers and controlled radio waves to derive cross-sectional (two dimensional) and volume (three-dimensional) high resolution images of the body's internal organs, tissues and function.
Information can be displayed either on film or video monitor about the concentration and the physical and chemical environment of atomic nuclei without the need for invasive surgery. MRI systems present no known risks to patients in contrast to other diagnostic techniques that subject the patient to potentially harmful ionizing radiation (including Positron Emission Tomography ("PET"), Computerized Axial Tomography ("CT") and conventional x-ray).

IMAGING SYSTEMS BUSINESS

         ANMR manufactures the InstaScan system, an ultrafast retrofit for enhancing conventional MRI systems. It is also the exclusive systems integrator of very high field (3 and 4 Tesla) MRI systems using components provided by General Electric Medical Systems ("GEMS"), proprietary ANMR components and a magnet from another third party.

         The Company plans to build on its proprietary technologies by developing a multi-product line of dedicated, low cost MR systems. It has built a prototype of its first functional neuroimaging product known as the Gradient Head Coil. The prototype was shipped to a functional neuroimaging research site at the University of Texas Health Science Center at San Antonio where it will be used to develop product enhancements and other products in this field.

         ANMR maintains a network of university collaborations. These research sites are used to gain clinical experience with products prior to release for commercial use, as well as to help define new product directions. Data obtained from these sites are often used in product submissions to the FDA.

         Massachusetts General Hospital ("MGH"), Boston, Massachusetts, has been the Company's premier research site for several years. Currently, MGH has two InstaScan systems, one in their MRI research facility and one that is used in a clinical setting in the hospital. Additionally, MGH has been very involved in the continuous development of new applications. For example, functional imaging research at MGH has helped spawn a new field of clinical applications. MGH is also developing clinical protocols in use at the hospital for early diagnosis of stroke.

         Other research sites using ANMR systems include the University of Iowa Hospitals and Clinics, Memorial Sloan Kettering Cancer Center, Yale University, McLean Hospital, University of Pittsburgh Medical Center, Bowman Gray School of Medicine, Duke University, and the University of Texas Health Science Center at San Antonio.

         MARKETING AND PRODUCT DEVELOPMENT

         The Company has developed the InstaScan system, based on its proprietary echo planar imaging technology, which is significantly faster than other commercially available MRI systems and has demonstrated that the adverse effects of any motion, voluntary or involuntary, can be substantially eliminated. For clinicians, InstaScan also provides an important advantage by saving patient billing slots with uncooperative or very ill patients who otherwise could not complete exams.

         Currently, the InstaScan system is configured to GE Signa MRI machines. The Company believes it has the capability to reconfigure InstaScan to be compatible with other manufacturers' MRI systems. To date, no other agreements with other manufacturers are in effect, although the Company believes the possibility exists that a relationship with an Original Equipment Manufacturer may be developed utilizing InstaScan technology.

         In July 1994, the Company concluded an agreement with GEMS for the sale of 3T and 4T research MR systems to GEMS through June 1997. These systems, which have not yet been submitted to the FDA for clearance for commercial use, will be sold to research institutions throughout the world. To date, very high field systems utilizing "InstaScan" have been installed at University of Florida at Gainsville and the University of California at Los Angeles ("UCLA"). Two systems are expected to be shipped to universities in Japan during the second quarter of fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the InstaScan product.

         The Company had marketed InstaScan through joint marketing agreements with GEMS. The 1993 Agreement had provided for GEMS to purchase 100 InstaScan units over a two year period which ended on December 31, 1994, and if GEMS did not achieve the minimum purchases it was to have paid certain liquidated amounts. In June 1994, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. As of December 1995, GEMS has purchased 17 InstaScan systems and two 3T/4T systems and two additional units are expected to be delivered to sites in Japan during the second fiscal quarter of 1996. As of December 31, 1995, GEMS had not satisfied its minimum obligations under the InstaScan contract. The minimum purchase obligation is subject to usual conditions of sale, including changes in health care regulation covering MRI products. The Company is currently negotiating new terms with GEMS under which it expects to continue to provide 3T and 4T systems to GEMS.

         MANUFACTURING

         The Company's manufacturing facility in Wilmington, Massachusetts has sufficient capacity to manufacture and assemble all the products the Company currently expects to produce for its imaging systems. The components necessary to manufacture these systems are available from more than one source.

         The Company currently has 33 customer sites in the United States, Great Britain, South America and Japan that utilize InstaScan or 3T systems. The field service organization has continued to work closely with the engineering and manufacturing organizations to provide prompt response to all customer service issues. The Company provides a one year warranty on major systems and components and expects to provide or arrange for ongoing equipment maintenance following the end of the warranty period.

         As of December 31, 1995, there was a backlog for two 3T systems including two InstaScan Whole Body and two InstaScan Neuro coils with a value of $4.5 million.

         RESEARCH AND DEVELOPMENT

         The Company is principally engaged in the development of MRI-based products for use in clinical and research applications, with an emphasis on the further development of its proprietary InstaScan high-speed imaging system and lower cost, dedicated MRI systems. During 1995, the Company installed its first advanced gradient wave shaping ("AGW") system, delivered its first of a new generation of EPI systems known as InstaScan Neuro to University of Texas Health Sciences Center in San Antonio, and delivered 3T systems to each of UCLA and to the University of Florida Gainsville. During the nine months period ended September 30, 1995, the Company incurred $1,243,000 of expense related to research and development, excluding $665,000 incurred by AMS.

         The Company continues to develop a third generation of its AGW technology that optimizes the anatomical presentation by enabling double oblique EPI imaging (any plane orientation) as well as faster conventional imaging. The first of these systems was installed in the first quarter of fiscal 1996 as a research unit at Bowman Gray Medical Center in Winston-Salem, North Carolina; discussions with additional sites are ongoing. The primary use at the Bowman Gray site will be cardiac imaging.

         Significant applications using InstaScan EPI technology are developing in the area of functional imaging of the brain and stroke assessment. As part of the Company's efforts to continue to broaden its product line, ANMR has been developing a dedicated head gradient coil to address these emerging applications. The coil promises to greatly reduce the cost of providing high quality EPI images of the brain by eliminating some of the higher cost power electronics in its conventional EPI system. The first of the coils was shipped as a research unit to University of Texas Health Sciences Center. The Company expects to file a 510(k) application with the FDA in mid 1996 for clearance to market the device.

         The Company is developing a new configuration of the basic InstaScan system for installation in mobile and transportable MR systems.

         Under the ANMR License Agreement, AMS holds an exclusive license to proprietary rights and know-how, including the rights to any patents owned by the Company which relate to, or are useful in connection with, the development of an MRI scanner for use in the field of breast imaging.

         MAJORITY-OWNED SUBSIDIARY

         Through its majority-owned subsidiary, AMS, the Company has developed a dedicated MR Breast Imaging system known as Aurora(TM). AMS filed a 510(k) application in February 1995 seeking FDA clearance to begin commercial marketing activities for its breast imaging system. The application is pending. AMS has entered into an agreement with the University of Texas Medical Branch at Galveston for the installation of the first breast imaging unit. The unit will be shipped to the University's Breast Imaging Clinic in February 1996, where it is expected to be an important adjunct to x-ray mammography and ultrasound in the diagnostic workup of patients. AMS is negotiating with several other breast imaging centers to establish additional beta test sites for this product and is engaged in pre-market activities to educate potential customers about the product's capabilities. AMS plans to market the Aurora system to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MR Breast Imaging to the diagnostic workup of certain breast patients.

         AMS is continuing to develop the Aurora dedicated MR Breast Imaging system. AMS has developed an imaging technique to suppress fat in breast images. This technique is anticipated to be particularly helpful in imaging dense breast tissue that is often difficult to interpret using conventional x-ray mammography. In addition to the patent pending imaging technique to suppress fat in breast images, the Company has begun developmental work to integrate a MR-guided localization and biopsy device. MR Breast Imaging may also prove useful as an adjunct technology in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up.

         In June 1992, the Company licensed (the "ANMR License Agreement") to AMS the right to use ANMR's technology in the development of a dedicated breast imaging system (the "Field of Use").

         The Company expects to develop other dedicated MRI scanners in addition to its breast imaging system. With respect to future product development, AMS has not been granted the right to use any technology now or hereafter obtained by the Company in connection with any other dedicated use MRI scanners. However, AMS has been granted a 50% interest in any net profits, as defined in the ANMR License Agreement (after allocation of development expenses), derived by the Company from the sale or license of dedicated use MRI scanners utilizing or based upon the Licensed Technology outside of the Field of Use. The ANMR License Agreement provides that (i) any inventions outside the Field of Use developed solely by the Company or an ANMR entity shall be owned by the Company or such ANMR entity and automatically licensed to AMS on an exclusive, worldwide basis, within the Field of Use, (ii) any inventions developed solely by AMS shall be automatically licensed to the Company on an exclusive, worldwide basis for use solely outside the Field of Use, and (iii) any inventions outside the Field of Use jointly developed by the Company and AMS or an ANMR entity shall be jointly owned in equal shares by the Company, on the one hand, and AMS or an ANMR entity, on the other hand, and AMS or an ANMR entity shall automatically license its interest to the Company on an exclusive, worldwide basis. Accordingly, the Company would obtain the right to future technology developed by AMS for use in connection with mammography, and AMS shall obtain the right to further technology developed by the Company for use outside the Field of Use.

         To optimize the Company's and AMS's operating efficiency, the Company and AMS entered into a Shared Services Agreement as of January 25, 1993, whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, accounting, regulatory approval, and manufacturing operations. This Agreement has been extended through April 24, 1996. From an engineering and manufacturing perspective, this Shared Services Agreement has greatly facilitated development of the prototype breast imaging scanner and has also benefited the Company's development of enhancements to its InstaScan products.

IMAGING AND REHABILITATION SERVICES

         Through its 100% owned subsidiary, MDI, the Company provides advanced radiology services such as MRI, Single Photon Emission Computed Tomography ("SPECT") and Computerized Axial Tomography ("CT") to patients in Massachusetts, New York, Virginia, West Virginia and Tennessee through a network of hospital and clinic-affiliated and freestanding facilities. MDI believes its operations are unique as to utilization rates achieved and, further, believes it is the only operator of mobile radiology services in the United States that operates as a full-service medical provider under its own clinic licenses where that operation is allowed under state regulation.

         MDI often acts as a full-service medical provider in its radiology services business, particularly MRI services. As a full-service medical provider, MDI provides MRI and SPECT equipment and technologists and typically provides for the necessary physician and support personnel, scheduling and screening of patients, maintaining medical and administrative records, establishing charges and billing and collecting revenues from patients and third-party payers. In these instances, host hospitals generally function as a landlord for the MDI subsidiary or affiliate operating the MRI or SPECT service. By operating in this manner, MDI is able to control the hours of operation for its units and manage patient scheduling, permitting MDI to more fully utilize its equipment. MDI is also able to expand demand for its services by marketing directly to referring physicians and third-party payers, the primary sources of MRI patient business, including physicians who are not affiliated with the host hospitals. MDI believes that controlling all or most of the radiology services, including holding the required clinic licenses when possible, enhances its ability to negotiate renewals or extensions of its arrangements with the host hospitals.

         A majority of MDI's MRI services are provided under the "full-service" model. SPECT services are provided under both vendor and provider models. In circumstances where MDI does not operate as a provider, it endeavors to achieve an equivalent level of operating control through contracted services offered to hospital and clinic customers.

         "FULL-SERVICE PROVIDER"

         MDI's MRI facilities are generally open from 10 to 18 hours per day up to seven days per week to enhance patient convenience and increase the utilization of the MDI's medical equipment.
 On the scheduled examination date, the patient goes to the area in the hospital where the MRI unit is located. MDI's MRI technologists, or other professionals, interview patients to screen them for claustrophobia, obesity, electronic implants or other potential problems and complete the necessary paper work. Patients are encouraged to view an educational video about the procedure prior to the exam and are offered audio and video entertainment options to relieve possible anxiety.

         MRI examinations typically last 30 to 60 minutes. Once the patient is inside the scanner, the technologist communicates with him or her using an intercom system. The patient experiences no physical sensations during the procedure and hears only a knocking sound as the gradients within the magnetic field are altered to generate the image. Once the MRI scans are generated, they are reviewed and interpreted by trained radiologists. Written reports are forwarded to the referring physicians, usually within 48 to 78 hours of the examination.

         Upon receipt of the written report, MDI generates an invoice that is sent to the patient's insurance company or other third-party payer and/or to the patient, completes any necessary insurance forms and follows up on and collects the payment for the services rendered. Generally, MDI renders a bill that covers the charges for its technical services. Total charges billed vary depending on the type and duration of examination. Insurance reimbursements are normally less than rates charged by MDI. In addition, MDI enters into contractual arrangements with third-party payers that provide for volume or group discounts. Professional service charges due to the radiologists who read and interpret the examination results are generally billed separately by the radiologists.

         VENDOR-OPERATOR SERVICES

         When necessary or advantageous for competitive reasons, MDI functions as a vendor-operator in dealing with medical service providers that desire to offer mobile radiology services. When competing on this basis, MDI offers its full range of additional services. The medical service providers can select those services that they find most troublesome or expensive to handle internally, including patient scheduling, marketing, transcription and/or billing. Because MDI already provides these services in connection with its full-service provider operations, it can offer these additional services as an adjunct to vendor-operator arrangements on a profitable basis at attractive rates to the medical service providers.

         OPERATIONS AND EQUIPMENT

         MDI's mobile MRI and SPECT units are located in custom-designed trailers that are driven to specially prepared sites at hospitals, clinics and other appropriate sites according to a planned schedule. MDI currently operates or manages two fixed-site MRI facilities and 10 mobile MRI units serving 43 hospital customers and two free-standing facilities, three mobile SPECT units that serve 12 hospitals and clinics, generally under three to five-year agreements with each facility, and one fixed CT unit. Two hospitals are contracted for both MRI and SPECT services with MDI and one hospital is contracted for both SPECT and CT services with MDI. Of these units, MDI owns six, leases eight and manages two others for a non-affiliated hospital consortium. MDI plans to continue to expand its operations within its present service area and extend its operations into other geographic markets as attractive opportunities are developed.

         CUSTOMERS

         Many  medical  service  providers  do not  own MRI or  SPECT  equipment because of insufficient patient volume to justify costs associated with acquiring and operating such equipment. Depending upon features and options selected, a MRI unit similar to the units operated by MDI costs between approximately $700,000 and $1,700,000 plus siting and facility costs. Many medical service providers in rural or other small hospitals and clinics cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a medical service provider that does not have sufficient patient volume and resources may still wish to contract for services with a third-party company like MDI for a variety of reasons,
including   avoidance  of  the  risk  of   technological obsolescence  of the
equipment, elimination of the need to recruit and employ qualified technologists, elimination of the need for the medical service providers to expend the time and resources necessary to obtain regulatory approval for a MRI unit, where applicable, and elimination of the costs and risks associated with billing and collecting from third-party payers.

         MDI generally enters into three to five-year affiliation agreements with medical service providers served by its MRI and SPECT units. These contracts are generally non-cancelable except for cause.

         MARKETING

         MDI has developed a multi-faceted marketing strategy. MDI markets its services to referring physicians through visits to physicians' offices, by exhibiting MDI's services at professional association meetings and through direct mailings of MDI's quarterly newsletter, notices of equipment enhancements and upgrades and reprints of pertinent articles from professional journals. MDI also markets its services to physicians by offering seminars and training programs. MDI encourages appropriate referrals by promoting wider acceptance of MRI and SPECT as diagnostic tools among physicians and third-party payers, by offering these physicians and third-party payers educational programs, training sessions, seminars and informational updates concerning the use of MRI and SPECT technologies.

         In addition to its direct marketing efforts aimed at physicians and hospitals, MDI markets its services directly to third-party payers, including insurance companies, managed care entities, and government payers. By operating regional MRI networks, MDI is able to offer third-party payers aggressive discount pricing schedules geared to the volume of examinations provided to each third-party payer's subscriber population.

         In marketing its services, MDI emphasizes its commitment to quality service, and to this end has instituted a Quality Council comprised of interdepartmental employees. MDI places substantial emphasis on the training and motivation of its technologists by both MDI's personnel and equipment manufacturers. MDI regularly conducts surveys of its contracted hospitals, physicians and patients to monitor customer satisfaction and reports survey results to its Quality Council for action should that be required.

         EXPANSION OF MARKETS AND SERVICES

         MDI believes that, as imaging technology continues to develop, new applications should increase and the demand for diagnostic imaging as a means of detecting diseases at an earlier stage will be greater. Current pressures on utilization should be offset in the future as a result of an increased number of cost-effective new applications for advanced imaging that replace exploratory surgeries and invasive diagnostic procedures, as well as the increased demand that should occur from the aging of a large percentage of the population. Further, earlier detection of diseases, particularly through non-invasive and minimally invasive imaging technologies, can help reduce medical costs to third-party payers by reducing treatment costs and malpractice claims. MDI believes that, as physicians and third-party payers become more knowledgeable and familiar with advanced imaging capabilities, these services may become the primary diagnostic tools for many additional clinical conditions.

         MDI plans to develop its radiology services business by expanding its fleet of mobile MRI and SPECT units to service those hospitals and other health care providers who are not currently able to provide these services to their patients and through the possible acquisition of currently existing imaging businesses in new geographic markets.

         EQUIPMENT; SUPPLIES

     Each of MDI's mobile MRI and SPECT units is installed by the manufacturer in a custom-designed trailer, which is designed to provide medical facilities approximating those found in fixed-site MRI facilities.

         All of the diagnostic equipment utilized by MDI is technologically complex. MDI contracts with equipment manufacturers and third-party service organizations for comprehensive maintenance and repair services for its MRI and SPECT units to minimize the period of time equipment is unavailable during scheduled use hours because of unanticipated malfunctions or breakdowns. MDI also has extensive relationships with other vendors for maintenance and repair of all of the related and auxiliary equipment on the units that are subject to mechanical failures, such as on-board generators and air conditioning systems.

         A significant portion of MDI's tangible assets consists of diagnostic imaging equipment and trailers. Generally, each trailer is moved, sometimes daily, or even during the day, from one location to another, and there is always a risk that a traffic accident or trailer breakdown will occur while the equipment is in transit. Although MDI's major equipment is insured against the risks of damage in an accident, repairs to damaged equipment may not restore the equipment to its original condition and level of performance. MDI also maintains business interruption insurance to offset lost revenue that may occur in the event of prolonged equipment downtime. However, no assurance can be given that MDI would receive sufficient insurance proceeds following any damage to its equipment to fully compensate it for the losses resulting from such damage.

         There are at least three suppliers of FDA-approved MRI contrast agents used to enhance the images produced in certain types of examinations. Further, several new organ-specific contrast agents are in the FDA approval process that are expected to increase abdominal applications for MRI which may have significant value in diagnosing a variety of benign and malignant conditions that would otherwise require exploratory surgery. MDI has not experienced any problems in obtaining sufficient quantities of contrast agents. In addition, there are numerous suppliers of radiopharmaceuticals required to perform SPECT imaging.

         REHABILITATION SERVICES

         MDI has diversified a portion of its business in niche rehabilitation markets through its acquisition of a majority interest in MVA Rehabilitation Associates. Through the MVA centers, MDI provides comprehensive physician care, physical therapy and case management for motor vehicle accident patients. The MVA Center has developed a unique system to document valid personal injury claims and exclude false claims that enable it to provide more efficient patient care. MDI intends that MVA Rehabilitation Associates will be the model for other MVA centers to be established in 1996 and beyond. MVA has current commitments to establish one new center and one satellite center during fiscal 1996 in Massachusetts where the business is concentrated.

         MDI's rehabilitation services business operates with lower fixed costs than its radiology services, providing a lower risk diversification opportunity.

GOVERNMENT REGULATION AND REIMBURSEMENT

         The Company's operations are subject to extensive federal and state regulations and are directly and indirectly impacted by government regulations with respect to reimbursement for medical services.

         Magnetic Resonance Diagnostic Devices ("MRDD") are subject to regulation by the U. S. FDA and certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA") and the Environmental Protection Agency ("EPA"). In addition, providers of diagnostic imaging services are subject to various state regulations that limits the acquisition of MRI equipment through Certificate of Need ("CON") and "Determination of Need" ("DON") programs and other federal and state regulation that is directed at cost containment.

         FDA REGULATION

         AMS has one application currently pending before the FDA for its Aurora Breast Imaging system. The Company has several products in development for which FDA 510(k) clearance will be required.

         In addition, there are numerous applications for contrast agents and pharmaceuticals currently pending before the FDA that have significant potential to positively impact Company operations. New organ specific contrast agents will enhance MRI sensitivity and specificity in diagnosing disease. Pharmaceuticals in clinical trials show significant potential for stroke treatment. MRI can not only detect stroke within minutes of onset, but it can differentiate between strokes caused by blood clots and those caused by hemorrhage. Strokes arising from clots can be treated with thrombolytic agents while strokes that involve bleeding are appropriately treated with neuron protector drugs. MRI is the only imaging technology that can effectively distinguish between the two causes of strokes.

         HCFA AND RELATED HEALTH CARE REGULATION

         Imaging Systems
         ---------------

         The market for MRI systems and services is significantly affected by the amount that Medicare and Medicaid, or other third party payers including indemnity insurance and managed care organizations, reimburse providers of diagnostic imaging procedures. With the emphasis on limiting costs for health care, MR manufacturers must more clearly demonstrate the clinical efficacy and cost-effectiveness of upgrades and new MR systems in order to generate sales. The Company's focus on developing ultrafast and dedicated MR systems and components are directed towards reducing costs for physician end users while producing the highest throughput and greatest efficacy for patients and third party payers. In addition, the Company emphasizes cost reduction in its manufacturing operations to maximize the opportunity of offering its products at the lowest possible cost.

         Imaging and Rehabilitation Services
         -----------------------------------

         In its Imaging Services operations, the Company is subject to HCFA Medicare and Medicaid anti-fraud and abuse statutes which prohibit bribes, kickbacks, rebates and any direct or indirect remuneration in connection with providing services, items or equipment for which payment may be made in whole or in part under Medicare or Medicaid. These statutes are intended to prevent the improper referral of patients for medical tests or treatment by health service providers who may have a financial interest in the entity which provides such services. Violation of these provisions may result in significant criminal penalties and exclusion from participation in Medicare and Medicaid programs for both the entity paying the kickback or rebate and the entity receiving it.

         The Company believes that none of its operations are in violation of the anti-fraud and abuse statutes.

         Congress has also enacted legislation generally prohibiting physicians from billing Medicare and Medicaid for patients referred by a physician to any of a broad range of health services (including diagnostic imaging services) if the physician has (i) an ownership or investment interest in the health service, or (ii) otherwise receives compensation (broadly defined in the legislation) from the health service. The legislative prohibitions were effective January 1, 1995. The Company has no physician ownership in its businesses that would violate this statute.

         MDI currently delivers diagnostic imaging services in Massachusetts, New York, Virginia, West Virginia and Tennessee and SPECT services in Virginia, West Virginia and Tennessee. In New York, Virginia, West Virginia and Tennessee, a Certificate of Need ("CON"), and in Massachusetts, a Determination of Need ("DON"), generally must be obtained by an MRI operator and/or the hospital where services are provided in order for services to be provided at hospital sites or to hospital inpatients and/or to receive certain third-party reimbursement payments. The CON and DON programs of each of the five states in which MDI currently conducts business vary significantly from each other in the scope of regulation. Generally, however, the CON or DON authorizes the holder to provide, or in the instance of a hospital, to receive, services at specific sites and/or to acquire equipment to provide services. In Massachusetts, a DON is also required to obtain a clinic license. Where required, MDI holds all CONs and DONs necessary for it to conduct business where it currently operates. In New York, MDI is presently ineligible to obtain a CON as state law prohibits publicly-held corporations from qualifying for a CON. Thus, MDI contracts to provide MRI equipment andmanagement to a professional medical corporation ("P.C.") that is licensed to actually provide the MRI and other services.

         In addition to its DON requirements, Massachusetts licenses and regulates MDI's MRI operations. Massachusetts clinic licensure regulations establish physical plant requirements for each MRI service site, require inspection of the MRI unit and require that certain operational policies be in place, in addition to other standards. MDI believes that it is in compliance with the Massachusetts licensure requirements.

         ENVIRONMENTAL PROTECTION AGENCY ("EPA") REGULATION

         The Company, and any research facility which it operates, is required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations. The Company currently has registered as a Very Small Quantity Generator of hazardous waste. This means that the Company is making an effort to reduce hazardous waste produced, and to track the waste generated.

         Future EPA regulations may impact Company policies on air pollution, waste management, and radon testing. While the Company does not expect to have to incur substantial costs in order to comply with existing regulations, no assessment may be made as to the impact of future regulations upon operations of the Company.

         NUCLEAR REGULATORY AGENCY REGULATION

         In providing SPECT services, the Company is also subject to the Nuclear Regulatory Commission regulations established for the safe use, storage, transport and disposal of radioisotopes. The Company employs a Radiation Safety Officer, as required, to monitor its compliance with applicable regulations.

COMPETITION

         The health care industry in general and the market for diagnostic imaging equipment, in particular, is highly competitive.

         With respect to the Imaging Systems business, virtually all of the competitors known to the Company possess substantially greater resources than the Company. Such manufacturers include General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International
Corporation; Shimadzu; and Hitachi. The Company competes with these manufacturers as manufacturers of components and enhancements to MRI systems and with these manufacturers and others who develop and market other types of diagnostic imaging systems. Competitive factors include price, product performance, service and support capabilities, financing terms and brand name recognition.

         With respect to the Imaging and Rehabilitation Services business, the Company competes with other MRI and SPECT providers at hospitals, private clinics, physician practices and other independent providers of MRI and SPECT services at fixed sites. Competitive factors include the range of services provided, equipment capabilities and the ability to serve a broad range of patients. Barriers to entry into the Company's markets include the cost of equipment, hiring of qualified technologists and management, proprietary business practices and, where applicable, CON or DON regulation and other regulatory constraints.

         Although the Company's rehabilitation services are also considered to be in highly competitive markets, the Company believes the market sector it is targeting, (value-added services for motor vehicle accident victims and their insurers) is unique. The Company is not aware of any other significant participants in this industry.

PATENTS

          The Company currently owns 18 U. S. patents relating to MRI imaging. Four additional patents are in various stages of submission, two were filed by ANMR and two by AMS. All major patents are protected in Japan, Canada and the European Market countries.

EMPLOYEES

         As of December 31, 1995, the Imaging Systems business had a staff of 56 full time employees and 6 short-term contractors, including 12 persons who were full time employees of AMS. Pursuant to a Shared Services Agreement with AMS, ANMR provides the services of its executives, administrative personnel and research scientists to AMS on an as-needed basis.

         As of December 31, 1995, the Imaging and Rehabilitation Services business had 145 full time employees and 39 part-time employees including 7 senior management personnel, 85 MRI technologists, 7 non-executive employees involved in marketing and development and 85 employees involved in general and administrative activities, including patient scheduling and billing.

         None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.


ITEM 2.           PROPERTIES
                  ----------

       The Company leases a facility in Wilmington, Massachusetts (the "Shared Facility") consisting of approximately 61,000 square feet of office, research and development, manufacturing and warehouse space. The Company has exercised its option to renew its lease as of May 1996 for another 5 year term at a base monthly rental of approximately $37,000. The lease may be renewed for a second five-year term at an increased rental rate. As of December 31, 1995, the activities of the subsidiary AMS utilized approximately 28% of the Shared Facility. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

       MDI maintains its principal executive offices in Burlington, Massachusetts. MDI leases approximately 8,400 square feet of office space under a five-year lease that originally expired on March 31, 1998. On September 15, 1995, MDI exercised its right under the lease to terminate it effective March 31, 1996, upon delivery of a payment of $35,000. The current rent for this facility is $126,347 per annum, plus operating expenses. The Company and MDI plan to move the operations in the Burlington, Massachusetts facility to the Wilmington, Massachusetts facility in the second fiscal quarter of 1996. MDI owns a facility in Roanoke, Virginia consisting of approximately 6,000 square feet of office space. MDI also leases approximately 2,000 square feet of space in West Springfield, Massachusetts at a current rental rate of $57,084 per annum, plus operating expenses under a lease that expires on August 31, 1996. MDI has the option to extend this lease for two additional 10-year periods.

       MDI also leases specially prepared sites and patient waiting areas at certain hospitals and other locations at which it operates its mobile MRI, SPECT and CT units. These leases generally are for the term of the hospital's affiliation agreement with MDI, with monthly rental payments generally ranging from approximately $1,000 to $5,000. The rental amount is generally designed to reimburse the hospital or landlord for its cost of preparing the site.

       MDI leases a facility for its Rehabilitation operations in Springfield, Massachusetts. This facility includes approximately 7,400 square feet under a six-year lease that expires on June 30, 2001. The current rent for this facility is $142,200 per annum, plus operating expenses.


ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

       MDI, as general partner of Mass. Mobile Imaging Venture (MMIV), and Western Massachusetts Magnetic Resonance Services, Inc. (WMMRS) filed a complaint in September 1992 in Middlesex County Superior Court, Cambridge, Massachusetts against Medical Imaging Partners, L.P. (MIP), which is wholly owned by Raytel Medical Corporation (Raytel), and certain of its affiliates, seeking a declaration, damages and equitable relief relating to an alleged breach by MIP of certain fiduciary and contractual obligations with respect to the business of MMIV. MIP has filed a counterclaim against MDI also seeking a declaratory judgment, damages and equitable relief on the basis of an alleged breach of fiduciary and contractual obligations by MDI with respect to the business of MMIV. The parties have nearly completed pre-trial proceedings, including discovery. Several pre-trial motions have been argued and are awaiting decision. A trial date has not yet been set. Although the outcome of this litigation cannot be predicted, MDI does not believe that the results of this litigation will have a material effect on MDI.

          On November 29, 1994, Raytel filed a complaint in Delaware Chancery Court naming MDI as a defendant. The lawsuit relates to matters arising in conjunction with a tender offer launched by Raytel to acquire MDI's predecessor. Raytel is seeking injunctive relief against certain actions that MDI's predecessor took or may have taken to defend itself against Raytel's tender offer. On December 22, 1994, Raytel filed an amended complaint. No trial date has been set. On May 4, 1995, Raytel terminated its tender offer. MDI believes that it has meritorious defenses to this lawsuit and, if necessary, intends to defend this lawsuit vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

       (a) On August 31, 1995, the Company held its 1995 Annual Meeting of Stockholders.

       (b) The following persons were elected as directors for a term expiring at the next meeting for election of directors and their successors are duly elected and qualified:

       Jack Nelson              Robert Spira                George A. Silver
       George Aaron             Leonard Toboroff            Sol Triebwasser
       Enrique Levy

       On August 31, 1995, upon consummation of the MDI merger, the number of directors was expanded to 10 persons, and John A. Lynch, Edward J. Connors and Milton L. Glass were appointed as directors to fill the vacancies.

       (c) The following additional matters were acted upon at the meeting (and as to the authorization of the Preferred Stock, the meeting was adjourned to September 21, 1995):

                                              Votes                 Broker
Matter                        Votes For      Against    Abstain     Non-Vote
------                        ---------      -------    -------     --------
MDI Merger                   13,674,292      405,953    218,157    8,563,797
Increase Common Stock        19,612,727    1,449,594    343,297    1,585,746
Authorize Preferred Stock    12,344,635    2,319,230    348,832    9,581,625
Amend Option Plan            17,491,390    3,569,660    798,783    2,872,013

   (d)  Not applicable.

                                      PART II
                                      -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

         (A) Since February 1994, the Company's Common Stock has been included in the NASDAQ National Market System under the symbol ANMR. Prior thereto, the Common Stock traded in the over-the-counter market and was listed on the Boston Stock Exchange and the Pacific Stock Exchange. Trading in the Warrants (NASDAQ:
ANMRW) commenced on August 31, 1995, after the closing of the MDI merger.

         The following table sets forth the quarterly high and low bid prices for the Common Stock and the Warrants as reported by NASDAQ for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions.

Common Stock                     High              Low
------------                     ----              ---

1995
----
January 1 through March 31       3 11/16          2 3/4
April 1 through June 30          3 1/4            2 1/8
July 1 through September 30      3 1/16           2 1/32

1994
----
January 1 through March 31       6 1/2            4 1/8
April 1 through June 30          5 1/4            2 5/8
July 1 through September 30      4                2 5/8
October 1 through December 31    4 1/4            2 1/4

1993
----
July 1 through September 30      8 1/2            2 7/8
October 1 through December 31    7 9/16           4 5/8

Warrants
--------

1995
----
August 31 through September 30   1/8              1/8

         (B) On December 31, 1995, there were 1,125 holders of record of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of the Company's Common Stock. On December 31, 1995, there were 30,186,805 shares outstanding.

         (C) The Company has paid no dividends on its shares of Common Stock since its organization in July 1983. The Company is prohibited from the payment of cash dividends under the provisions of its credit facility with its primary lender.


ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

Statement of Operations Data:
-----------------------------

         The selected financial information for the nine months ended September 30, 1995, and for each of the years ended December 31, 1994, 1993, 1992, and 1991, is derived from the audited financial statements of the Company and its subsidiaries, AMS and MDI.

         This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                 Nine Months ended       Nine Months ended
                                 September 30, 1995      September 30, 1994
REVENUES:                                                  (unaudited)
  System sales                       $ 6,643,090             $5,174,310
  Net patient service revenue          1,934,322                     --
  Management fees and other
  revenue                                 40,220                 50,500
                                    ------------            -----------
TOTAL REVENUES                         8,617,632              5,224,810
                                    ------------            -----------
OPERATING EXPENSES:
Cost of goods sold                     4,124,354              1,956,611
Cost of service operations             1,203,497                     --
Research & development                 1,907,945              2,187,291
Selling, general & administrative      4,162,585              3,115,186
Provision for bad debt and
collection costs                         162,377                     --
                                    ------------            -----------
TOTAL OPERATING EXPENSES              11,560,758              5,302,477
                                    ------------            -----------
LOSS FROM OPERATIONS                 (2,943,126)            (2,034,278)
INTEREST EXPENSE                       (148,952)               (74,806)
INTEREST INCOME                          265,208                278,497
OTHER INCOME (EXPENSE)                   579,758                     --
MINORITY INTEREST                        569,354                488,799
                                    ------------            -----------
NET LOSS                            $ (1,677,758)           $(1,341,788)
                                    ============            ===========
NET LOSS PER SHARE                  $       (.07)           $      (.06)
                                    ============            ===========

Weighted Average Number
of Common Shares                      24,243,902             23,543,842
                                      ==========             ==========

                                            Year Ended December 31,
                             --------------------------------------------------
                                1994         1993          1992          1991

REVENUES:
  System sales               $ 5,237,700  $ 1,894,900   $   395,000  $      --
  Net patient service revenue         --           --            --         --
  Management fees and other
  revenue                         50,000       41,057        35,390    324,391
                             -----------  -----------   -----------  ----------
TOTAL REVENUES                 5,288,200    1,935,957       430,390    324,391

OPERATING EXPENSES:          -----------  -----------   -----------  ----------
Cost of goods sold
Cost of service operations     2,414,121    1,528,248       767,080          --
Research & development                --           --            --          --
Selling, general &             2,954,509    3,290,002     2,816,485   2,346,141
administrative                 4,356,996    2,913,043     1,839,354   1,561,104
Provision for bad debt and
collection costs                      --           --            --          --
                             -----------  -----------   -----------  ----------
TOTAL OPERATING EXPENSES       9,725,626    7,731,293     5,422,919   3,907,245
                             -----------  -----------   -----------  ----------
LOSS FROM OPERATIONS         (4,437,426)  (5,795,336)   (4,992,529)   3,582,854)
INTEREST EXPENSE                (21,017)    (155,225)     (500,000)          --
INTEREST INCOME                  208,480      170,720            --          --
OTHER INCOME (EXPENSE)                --    (801,750)            --      43,675
MINORITY INTEREST                702,965      414,641            --          --
                             -----------  -----------  ------------  ----------
NET LOSS                     $(3,546,998) $(6,166,950) $ (5,492,529)$(3,539,179)
                             ===========  ===========  ============ ===========
NET LOSS PER SHARE           $      (.15) $      (.32) $       (.34)$      (.27)
                             ===========  ===========  ============ ============


Weighted Average Number       23,603,251   19,184,275    16,157,623  13,273,447
of Common Shares             ===========  ===========  ============ ===========




                                 BALANCE SHEET DATA:
                                 -------------------
                                                       December 31,
                                          --------------------------------------
                            September 30,
                                1995          1994         1993        1992
                            ------------  -----------  ----------- ------------
 Working Capital (Deficit)  $ 11,083,145  $ 8,614,161  $12,452,896  $  (759,956)
 Total Assets                 58,431,709   12,692,152   15,864,126    2,685,896
 Total Liabilities            27,799,636    2,511,853    2,335,099    2,659,378
 Stockholders' Equity         28,017,966    9,698,924   12,551,838       26,518


                              December 31,
                            --------------

                               1991
                              --------
 Working Capital (Deficit)   1,778,322
 Total Assets                2,819,324
 Total Liabilities             461,738
 Stockholders' Equity        2,357,590

 ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   -------------------------------------------------
                   CONDITIONS AND RESULTS OF OPERATIONS
                   ------------------------------------

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1994 (unaudited)
----------------

         Imaging Systems sales increased to $6,643,000 in the nine months ended September 30, 1995, a 28% increase from revenues of $5,174,000 in the comparable 1994 period. The growth in system sales resulted from increasing sales of the Company's high field 3T systems. The Company expects system sales to continue to fluctuate significantly from quarter to quarter as products continue to be commercialized. However, fluctuations in ANMR's revenues should be offset by MDI's steadier revenue patterns.

         Net patient service revenue for September 30, 1995 represents one month of operations from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $1,203,000 and provision for bad debt and collection costs of $162,000 similarly represent one month of operations of MDI. The Company expects that MDI will contribute significant revenue and operating income in 1996 and beyond, which earnings will be significantly enhanced by the tax net operating loss carryforwards available from the Company.

         As a percentage of revenues, cost of goods sold was approximately 62% in the nine months ended September 30, 1995 compared with 38% for the comparable 1994 period. The increase was principally the result of system shipments being significantly less than forecast, which resulted in increased manufacturing variances due to higher fixed overhead costs.

         Research and development expenses as a percentage of Imaging Systems sales decreased to 29% or $1,908,000 (including $665,000 by AMS) in the nine months ended September 30, 1995 compared with 42% of Imaging Systems sales or $2,187,000 (including $717,000 by AMS) in the comparable 1994 period. These spending levels reflect the Company's investment in product upgrades and new products based on its proprietary EPI technology as well as software enhancement and the development of a localization and biopsy device for the dedicated MR Breast Imaging system of its subsidiary AMS.

         Selling, general, and administrative expenses increased from $3,115,000 to $4,163,000, respectively, in the 1994 and 1995 nine month periods. This increase was primarily due to the one month of operations of MDI, which included an accrual of approximately $500,000 for certain severance benefits due to a former executive officer of MDI.

         The decrease of $13,000 in interest income reflects the reduced average cash and short-term investment balances available due to cash used in operations and the acquisition of MDI.

         Other income of $580,000 consists largely of $392,000 from the cancellation of certain stock options previously granted as consideration to a consultant and $180,000 in proceeds from an insurance claim.

         Interest expense increased from $75,000 to $149,000 primarily due to the financing of the MDI acquisition, effective August 31, 1995 and MDI's one month of operations.

         The increased allocation of losses to minority interests is due to the increase of the minority shareholders percentage ownership of AMS from 1994 as a result of the exercise of $3.2 million in warrants and options, partially offset by one months' allocation of income in certain subsidiaries of MDI.

Fiscal Year Ended  December 31, 1994 Compared to Fiscal Year Ended  December 31,
--------------------------------------------------------------------------------
1993
----

         Imaging Systems sales increased 176% from $1,895,000 in 1993 to $5,238,000 in 1994 primarily as a result of increases in sales of InstaScan systems, as the Company transitioned from a development stage, and the start-up of sales of the Company's 3T and 4T systems.

         Cost of goods sold was 46% of Imaging systems sales in 1994 compared to 80% in 1993 reflecting higher efficiencies gained from an increased number of systems manufactured.

         Research and development expenses decreased to $2,955,000 (including $992,000 by AMS) in fiscal 1994 compared to $3,290,000 (including $823,000 by
AMS) in fiscal 1993. Research and development represented almost 56 percent of revenues in fiscal 1994. Since the Company was still in transition from a development stage company to a manufacturing entity in 1993, research and development expenses of $3,290,000 represented 170 percent of revenues in fiscal 1993. Research and development expenses reflect the Company's commitment to continued development of state of the art technology and the next generation of EPI, enhancements to the existing InstaScan system and the inclusion of research and development costs to complete a prototype of a dedicated MR Breast Imaging system of its subsidiary AMS.

         The increase in selling, general and administrative expense from $2,914,000 in 1993 to $4,356,000 in 1994 reflects the Company's increased marketing efforts to generate sales and enhance product visibility.

         The Company earned $208,000 in interest income in 1994 from its short term investments compared to $170,000 in 1993 due to higher invested funds primarily attributable to the exercise of certain stock warrants and options.

Liquidity and Capital Resources
-------------------------------

         The Company has available cash and cash equivalents of $7,543,000 at September 30, 1995 (including $3,119,000 at MDI and $1,833,000 at AMS). The increase is primarily due to cash acquired related to the MDI acquisition. However, as of September 30, 1995, approximately $1,696,000 was estimated to be required to complete the MDI acquisition, which included common stock not yet converted by former MDI shareholders and accrued merger costs.

         As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of December 31, 1995, $5,555,000 of the revolving loan has been utilized, including $800,000 for letters of credit securing certain MRI units operated by MDI, and all of the term loan has been utilized.

         The Company expects that 1) liquidity provided by existing cash balances, 2) revenues expected to be generated by Imaging Systems sales and 3) expected MDI profits, which will be substantially sheltered from income taxes due to the Company's significant net operating loss carryforwards, will be sufficient to meet the Company's operating and related debt service requirements in fiscal 1996. In addition, depending on market conditions, the Company may seek to obtain funds through debt or additional equity placements.

         The significant cash flows from investing activities for the nine months ended September 30, 1995 reflect the cash portion of the MDI acquisition, net of MDI's cash balances acquired. Cash flows from financing activities for the nine months ended September 30, 1995 consists primarily of the proceeds from the bank credit facility together with proceeds from the exercising of AMS warrant holders.

Inflation
---------

         To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

         See Item 14 and the Index therein for a listing of the financial statements and supplementary data as a part of this report.


ITEM 9.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ---------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------

         No change in the Registrant's accountants occurred during the 24 months prior to the date of the Registrant's most recent financial statements, nor did any disagreements occur on any matter of accounting principles or practices or financial statement disclosure that would be required to be reported on a Form 8-K.

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         The directors and executive officers of the Company are:

Name                      Age      Position
----                      ---      --------

Jack Nelson (1)(4)         45      Chairman of the Board,
                                   Chief Executive Officer
                                   and Treasurer

Robert Spira, MD(1)(4)     47      Vice Chairman of the Board

Enrique Levy (1)(4)        58      President, Chief Operating Officer
                                   and Director

Charles Moche              46      Chief Financial Officer

Robert Kwolyk              48      Vice President, Sales and Marketing

George Aaron(2)(3)         43      Director

Edward J. Connors (1)(4)   66      Director

John A. Lynch              49      Director

George A. Silver, MD(3)    82      Director

Sol Triebwasser, PhD(2)    74      Director
--------------------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation/Option Committee.
(4)      Member of the Strategic Development Committee

         The principal occupations and brief summary of the background of each Director and executive officer of ANMR during the past five years is as follows:

          Jack Nelson. Mr. Nelson has been Chairman of the Board since June 1991
          ------------
and Treasurer since November 1990. He has also been Chairman of the Board of AMS since its formation in July 1992. From 1976 through 1993, Mr. Nelson had been engaged in the private practice of law in New York, New York, and for more than five years prior to December 31, 1993, he had been a senior partner with the law firm of Zaslowsky, Marx & Nelson. Since January 1994, he has been employed full-time with the Company and AMS. Mr. Nelson serves on the Board of Directors of ARC Capital, a publicly traded company (NASDAQ: ARCCA). Mr. Nelson holds a B.A. degree from Yeshiva University and J.D. degree from Hofstra University School of Law.

          Robert Spira,  M.D. Dr. Spira has been a director of the Company since
          -------------------
September 1990, and Vice Chairman since February 1994, and a director and Vice Chairman of AMS since August 1992. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of the New Jersey Society for Gastrointestinal Endoscopy and President-elect of the New Jersey Society of Gastroenterology. Dr. Spira is a graduate of New York University School of Medicine.

         Enrique Levy. Mr. Levy has been President and Chief  Operating  Officer
         -------------
of ANMR and AMS since October 1995 and a Director of ANMR and AMS since August 31, 1995. From May 1994 to October 1995 he was Manager, Manufacturing for Xerox Graphic Systems, the manufacturer of Verde Digital Recording Film, Purchase, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of machinery and equipment for the web handling and film and paper coating industries. He holds a B.S. in Chemical Engineering from the Louisiana State University.

          Charles Moche,  CPA. Mr. Moche has been Chief Financial Officer of the
          --------------------
Company and AMS since January 1, 1994. He has practiced accounting in New York with a concentration on tax planning and auditing from 1987 to 1993. Mr. Moche holds an MBA in Accountancy from the Bernard M. Baruch Graduate School of Business, and a BA in Economics from Yeshiva University. He received an Advanced Certificate Degree in Taxation from the New York University Graduate School of Business. He is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA's, and the Board of Accountancy of the State of New Jersey Consumer Affairs Division.

          Robert Kwolyk. Mr. Kwolyk has been Vice President, Sales and Marketing
          --------------
since May 1, 1994. From 1988 through 1994, Mr. Kwolyk served as Manager, MR Sales Planning and Sales Support and subsequently Manager, MR Market Development of General Electric Medical Systems. Mr. Kwolyk received his B.S. in Electrical Engineering from Stevens Institute of Technology.

         George Aaron. Mr. Aaron has been a director of both the Company and AMS
         -------------
since August 1992. He is the President of Portman Group Inc. in Fort Lee, New Jersey, an investment and consulting firm primarily in the health care and consumer goods industries, which he co-founded in 1981. He is a founder, Vice President and Chief Operating Officer of Portman Pharmaceuticals, Inc., which is engaged in the research and development of therapeutic and diagnostic products for autoimmune diseases and immunomodulation. He also serves in various capacities with other private health care companies. He is a graduate of the University of Maryland.

         Edward J. Connors.  Mr.  Connors has served as a director of ANMR since
         ------------------
August 1995 and as a director of MDI and its predecessor since June 1993. He served as President of Mercy Health Services, a private diversified health care system, from 1984 until his retirement in 1993. He also has been active with the American Hospital Association ("AHA"), serving as Chairman of the Board of the AHA in 1989. He is an elected member of the Institute of Medicine of the National Academy of Sciences and Chairman of the Board of Trustees of Fletcher Allen Health Care. Mr. Connors holds a B.S. degree in Mathematics from the University of South Dakota and a Master's degree in Health Administration from the University of Minnesota.

          John A.  Lynch.  Mr.  Lynch has served as a  director  of ANMR and AMS
          ---------------
since August 31, 1995. He was Senior Vice President of ANMR and Chief Executive Officer and President of MDI from August 1995 through November 1995 when his employment was terminated. Previously, he co-founded MDI's predecessor in 1984 and served as its Chairman of the Board, Chief Executive Officer, President and Treasurer until 1995. Mr. Lynch holds a B.A. degree in American History from Boston College.

         George A. Silver,  M.D.  Dr.  Silver has been a director of the Company
         -----------------------
since June 1983 and a director of AMS since August 1992. He is a Senior Member of the Institute of Medicine of the National Academy of Sciences, a member of the Medical Advisory Board of the Maternity Center Association and a member of the National Council of the Federation of American Scientists, of which he was Secretary. Dr. Silver was a Professor of Public Health at Yale University between 1969 and 1984 and a faculty member of the Institute for Social and Policy Studies at Yale University. Dr. Silver is the author of, among other books, "A Spy In The House Of Medicine" and Child Health: America's Future," as well as twenty-five chapters in health books and more than 170 articles on health care. Dr. Silver is a graduate of the University of Pennsylvania (B.A.), Thomas Jefferson Medical College (M.D.) and the Johns Hopkins University (M.P.H.).

          Sol  Triebwasser,  Ph.D.  Dr.  Triebwasser  has been a director of the
          ------------------------
Company since July 1984 and a director of AMS since August 1992. He is the Director of Technical Journals and Professional Relations for the IBM Corporation in Thornwood, New York. Since receiving his Ph.D. in physics from Columbia in 1952, he has managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

         All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors. The annual compensation to non-salaried Board members (four) is $10,000 plus stock options. See Item 12. - Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------

         The Board of Directors met, either in person or telephonically, seven times in fiscal 1995. Each of the directors attended or participated in 75% or more of the meetings.

         The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

         The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met twice in fiscal 1995.

         The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The Compensation/Option Committee met once in fiscal 1995.

         The Strategic Development Committee reviews and recommends to the Board of Directors major business prospects and future planning as to products, marketing and joint ventures. The Committee was organized on August 31, 1995, and did not meet in fiscal 1995.


ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

         The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the nine month period ended September 30, 1995. The Company is reimbursed by AMS for a portion of the executive salaries pursuant to the Shared Services Agreement.

                              Annual Compensation
                              -------------------


                                                   Other Annual
Name and Principal            Salary      Bonus    Compensation
     Position        Year      ($)         ($)         ($)
------------------   ----     ------      -----    ------------

Jack Nelson(1)       1995(4)  $176,250        -0-      -0-
              -
Chairman and CEO     1994      239,853        -0-      -0-
                     1993       97,692   $115,000      -0-

Charles Moche(2)     1995(4)   135,000        -0-      -0-
CFO                  1994      120,000        -0-      -0-

Robert Kwolyk        1995(4)   109,615        -0-      -0-


                             Long-Term Compensation
                             ----------------------
                             Awards         Payouts
                             ------         -------

                                           Stock
                         Restricted       Options      LTIP      All Other
Name and Principal       Stock Award(s)   Award(s)   Payouts   Compensation
   Position                   ($)           (#)        ($)          ($)
------------------       --------------   --------   -------    -----------

Jack Nelson(1)                --            --        -0-        $12,150(3)
Chairman and CEO              --         300,000      -0-         18,900(3)
                              --         250,000      -0-          -0-

Charles Moche(2)              --            --        -0-       6,000(3)
CFO                           --         100,000      -0-       8,000(3)
Robert Kwolyk                 --            --        -0-       4,500(3)



(1) Mr. Nelson became a full-time employee beginning January 1, 1994.

(2) Mr. Moche became Chief Financial Officer beginning January 1, 1994.

(3) Paid to Mr. Nelson for the purpose of reimbursing him for transportation and other expenses; and to Mr. Moche and Mr. Kwolyk for the purpose of reimbursing them for transportation.

(4) Salary, all other compensation and stock options awarded during the nine months ended September 30, 1995.

Employment Agreements
---------------------

         As of December 6, 1993, the Company entered into an employment agreement with Jack Nelson (the "Nelson Employment Agreement"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer of the Company through December 31, 1996 at a base salary of $235,000, with a 10% increase in base salary effective during the second year and an additional 10% increase in base salary effective during the third year, such increases being subject to the Company meeting revenue and net income budget projections. On December 20, 1995, the Board of Directors authorized an extension of Mr. Nelson's employment contract through December 31, 2000, under terms similar to his present employment agreement.

          Mr. Nelson is entitled to receive annual cash bonuses equal to 5% of the Company's net income before interest and taxes. Mr. Nelson also was granted options to purchase (i) 300,000 shares of the Company's Common Stock, with 100,000 shares to vest each year, provided that the Company exceeds certain budget projections, and (ii) 150,000 shares of common stock of AMS, with 50,000 shares to vest each year, provided that AMS meets certain financial and performance goals. Neither company reached the projected goals for 1994 or 1995. The Nelson Employment Agreement further provides that if Mr. Nelson terminates his employment "for cause" or the Company terminates his employment "without cause" (as each such term is defined in the Nelson
Employment Agreement), or upon Mr. Nelson's death or disability, Mr. Nelson or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Nelson, assigns its rights and obligations under the Nelson Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Nelson may terminate the Nelson Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

         As of January 1, 1994, the Company entered into an Employment Agreement with Charles Moche (the "Moche Employment Agreement"), employing him as Chief Financial Officer of the Company through December 31, 1995 at a base salary of $120,000 per annum and $180,000 per annum for the second year. Mr. Moche's Employment Agreement has been extended through March 31, 1996, pending Board approval of the recommendations by the Compensation Committee to extend his employment.

         Under the present agreement, Mr. Moche was granted options to purchase 100,000 shares of the Company's Common Stock to vest over a three-year period. The Moche Employment Agreement further provides that if Mr. Moche terminates his employment "for cause" (as such term is defined in the Moche Employment Agreement), or upon Mr. Moche's death or disability, Mr. Moche or his representative shall receive his annual base salary for one full year less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Moche, assigns its rights and obligations under the Moche Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Moche may terminate the Moche Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary, but not to exceed such amount which would result in an excise tax.

         As of May 1, 1994, the Company entered into an Employment Agreement with Robert Kwolyk (the "Kwolyk Employment Agreement"), employing him as Vice President, Sales and Marketing of the Company through April 30, 1997, at a base salary of $150,000 per annum with a $15,000 increase in base salary effective on each anniversary during its term. Mr. Kwolyk also received a $20,800 "signing" bonus and is entitled to receive annual cash bonuses based upon the recommendation of the Compensation Committee. No bonuses were awarded for 1994 or 1995. Mr. Kwolyk was also granted options to purchase (i) 200,000 shares of the Common Stock of the Company to vest over a three year period and (ii) 50,000 shares of Common Stock of AMS to vest over a three year period. The Kwolyk Employment Agreement further provides that if Mr. Kwolyk terminates his employment "for cause" or the Company terminates his employment "without cause" (as such term is defined in the Kwolyk Employment Agreement), or upon Mr. Kwolyk's death or disability, Mr. Kwolyk or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Kwolyk, assigns its rights and obligations under the Kwolyk Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Kwolyk may terminate the Kwolyk Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

         As of September 1995, the Company entered into an Employment Agreement with Enrique Levy (the "Levy Employment Agreement"), employing him as President and Chief Operating Officer of the Company commencing October 1, 1995, through December 31, 2000, at a base salary of $225,000 per annum with a 10% increase in base salary effective during the second year, with any additional increases during the third, fourth and fifth years to be based upon increasing net income of the Company and AMS in excess of the annual budgeted net income of the respective companies. Mr. Levy also received a $30,000 "signing" bonus and is entitled to receive annual cash bonuses based upon Mr. Levy's overall performance including a comparison of the actual annual financial results of each of the Company and AMS as compared to budgets for the year. Mr. Levy was also granted options to purchase (i) 250,000 shares of the Common Stock of the Company to vest over a three year period and (ii) 100,000 shares of Common Stock of AMS to vest over a three year period. The Levy Employment Agreement further provides that if Mr. Levy terminates his employment "for cause" or the Company terminates his employment "without cause" (as such term is defined in the Levy Employment Agreement), or upon Mr. Levy's death or disability, Mr. Levy or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Levy, assigns its rights and obligations under the Levy Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Levy may terminate the Levy Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

         On May 2, 1995, John A. Lynch entered into an Employment Agreement (the "Lynch Employment Agreement") with ANMR and MDI that became effective on August 31, 1995, the effective date of the MDI merger. Under the Lynch Employment Agreement Mr. Lynch became the Chief Executive Officer and President of MDI and Senior Vice President of ANMR. The Lynch Employment Agreement provided that Mr. Lynch would be an unpaid director of MDI as well as AMS and ANMR, including serving as the co-chairman of ANMR's Executive Committee.

         Under the Lynch Employment Agreement, Mr. Lynch's annual base salary was $375,000. The Lynch Employment Agreement was to terminate on the fifth anniversary date of its August 31, 1995, effective date, unless otherwise extended in accordance with its terms. Mr. Lynch also was entitled to performance-based annual bonus payment based on the percentage of budgeted net income actually earned by MDI, but not to exceed $500,000, as well as participation in a performance unit plan and certain payments upon a "change in control" of the Company.

         Upon the effective date of the Lynch Employment Agreement, Mr. Lynch was granted non-qualified stock options to acquire 150,000 shares of ANMR Common Stock, exercisable for ten years.

         In addition, Mr. Lynch entered into a Registration Rights Agreement (the "Registration Rights Agreement") dated as of May 2, 1995, with ANMR giving him the right, subject to customary terms and conditions, to include any shares of ANMR Common Stock owned by him (except for shares acquired after the termination of his employment other than pursuant to options outstanding on the date of termination) in any registration statement filed by ANMR in connection with the sale of ANMR Common Stock (other than registrations on Forms S-4 and S-8), and to have such shares included as part of an underwritten public offering of ANMR Common Stock. The Registration Rights Agreement contains customary indemnification and contribution obligations on the part of ANMR and Mr. Lynch.

         Effective November 28, 1995, ANMR terminated the Lynch Employment Agreement. Upon such termination, Mr. Lynch is receiving: (i) continuation for thirty-six months of welfare and insurance benefits, (ii) pro-rated annual performance bonus and performance unit incentive payments, (iii) the supplemental retirement payment which would have been due and payable on January 1, 1996, (iv) continued accrual and vesting credit under the pension benefit plans maintained by ANMR of the surviving corporation, and (v) accelerated vesting and exercisability of all stock options and certain other equity-based awards held by Mr. Lynch as of the date of termination. In addition, Mr. Lynch agreed not to compete with ANMR and MDI for the twelve-month period following the termination of his employment. In consideration of this non-competition restriction, ANMR and MDI are obligated to pay Mr. Lynch the sum of $405,000, 50% has already been paid to Mr. Lynch and the balance is being paid in twelve equal monthly installments of $16,875.

          Robert Spira, M.D. received $25,000 in fiscal 1995 in salary as Vice Chairman of the Board.

         The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangement under which any executive officers are entitled to participate without similar participation by other employees.

STOCK OPTIONS
-------------

         In 1983, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1983 Plan") (which was amended and restated as of February 1,
1988), which provided for the granting of options to purchase not more than 1,000,000 shares of Common Stock. The options could have been "incentive stock options" within the meaning of the Internal Revenue Code of 1986 as amended (the "Code"), or non-qualified. The 1983 Plan terminated on June 29, 1993. Options for an aggregate of 264,590 shares of Common Stock at exercise prices ranging from $0.65 to $4.38 were outstanding under the 1983 Plan as of December 31, 1995.

         In November 1993, the Company adopted the 1993 Employee Stock Option Plan (the "1993 Employee Plan") and the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan").

         1993 EMPLOYEE STOCK OPTION PLAN

         The 1993 Employee Plan is open to all employees and officers of the Company, and certain advisors or consultants to the Company as selected by the Option Committee, which administers the Plan. This Plan includes Non-Qualified Options and Incentive Options, as denominated under the Code. The maximum number of shares of Common Stock which may be issued by the Company under the 1993 Employee Plan is 2,250,000 shares.

         The Option Committee determines, subject to the provisions of the Plan, to whom options are granted, the number of shares of Common Stock subject to option, whether or not options shall be incentive stock options or non-qualified stock options, the exercise price of incentive stock options granted under the Plan must be at least equal the fair market value (110% of the fair market value if the recipient owns more than 10% of the combined voting power of all classes of outstanding stock of the Company ("10% Stockholder")) of the Common Stock on the date of the grant. The aggregate fair market value (determined as of the date of the grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. The exercise price of non-qualified options may not be less than such fair market value. As of December 31, 1995, incentive and non-qualified stock options to purchase an aggregate of 1,811,850 shares of Common Stock at per share exercise prices ranging from $0.88 to $5.25 were outstanding under the Plan, and no options have been exercised under this Plan.

         Options and warrants assumed in the MDI Merger are exercisable for ANMR Common Stock and warrants to purchase ANMR Common Stock.

         1993 DIRECTORS STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

         The 1993 Directors Plan covers all directors of the Company who are not employees of the Company. In 1994, this Plan was amended to reduce the number of options to 15,000 shares from 25,000 shares of Common Stock a person is granted upon becoming a director, and thereafter annually if such person has been a director of the Company for more than six months. The maximum number of shares which may be issued under the 1993 Directors Plan is 625,000. At December 31, 1995, there were outstanding options under this Plan for the purchase of 327,192 shares of Common Stock at per share exercise prices ranging from $1.58 to $3.94.

         OTHER STOCK OPTIONS

         In addition to the above plans, at December 31, 1995, there were outstanding options and warrants to purchase 1,466,698 shares of Common Stock at prices ranging from $0.79 to $10.63 per share exercisable through March 2005.


-------------------------------------------------------------------------------

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR
                                    Individual
                                    Grants

      (a)              (b)             (c)             (d)          (e)
                                      % of
                                      Total
                      Number of       Options/
                      Securities      SARS
                      Underlying      Granted to     Exercise
                      Options/        Employees      on Base
                      SARs            in Fiscal      Price        Expiration
Name                  Granted (#)     Year           ($/Sh)       Date
-------------------------------------------------------------------------------

Jack Nelson             -0-

Charles Moche           -0-

Robert Kwolyk           -0-

                        Potential Realizable Value  Alternative
                        at Assumed Annual Rates  to (f) and (g)
                        of Stock Price Appreciation Grant Date
                             for Option Term          Value

                               (f)       (g)           (h)
                                                      Grant
                                                      Date
                                                      Present
Name                           5% ($)    10% ($)      Value $
-------------------------------------------------------------------------------
Jack Nelson

Charles Moche

Robert Kwolyk


-------------------------------------------------------------------------------
                      FISCAL YEAR END OPTION VALUE
NAME                                                  Value of Unexercised
----                      NUMBER OF UNEXERCISED       In-the-Money Options
                        OPTIONS AT SEPT. 30, 1995      at Sept. 30, 1995
                        EXERCISABLE/UNEXERCISABLE         Exercisable
                        -------------------------     --------------------

Jack Nelson.......           275,000/100,000                $34,531


Charles Moche.....             33,333/66,667                  -0-

Robert Kwolyk.....            66,667/133,333                  -0-



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
         AND MANAGEMENT
         --------------

          The following table sets forth, as of December 31, 1995, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group:

                                            Amount and Nature       Percentage
Name and Address           Position with       of Beneficial         of Common
of Beneficial Owner        Company             Ownership (1)           Stock
-------------------        -------------    -----------------       ----------
J. Morton Davis            None               1,562,142 (2)           5.2%
44 Wall Street
New York, NY 10005

D.H. Blair Holdings, Inc.  None               1,562,142 (2)           5.2%
44 Wall Street
New York, NY 10005

Jack Nelson                Chairman of the      575,000 (3)           2.2%
                           Board; Chief
                           Executive Officer
                           Treasurer

Enrique Levy               President; Chief         -0- (4)           *
                           Operating Officer;
                           Director

George Aaron               Director              87,000 (5)           *

Edward Connors             Director              14,305 (6)           *

John A. Lynch              Director           1,335,081 (7)           4.4%

George A. Silver, MD       Director             112,500 (8)           *

Robert Spira, MD           Director              87,350 (9)           *

Sol Triebwasser, Ph.D.     Director              87,250 (10)          *

All directors and
executive officers as                         2,298,486               7.5%
a group (8 persons)                        (3)(4)(5)(6)(7)(8)(9)(10)


(1) All shares of Advanced NMR Common Stock are beneficially owned, and the sole voting and investment power is held by the persons named, except as set forth in the notes below. A person is deemed to be the beneficial owner of shares that can be acquired within 60 days of the date of this table upon exercise of options or warrants.

(2) Includes (i) 1,291,242 shares held by D.H. Blair Investment Banking Corp., an investment banking firm of which D.H. Blair Holdings
       Inc. is the sole stockholder, of which Mr. Davis is the Chairman and sole stockholder, and (ii) 270,900 shares held by Engex, Inc., a closed-end investment company of which Mr. Davis is the President and Chairman of the Board and as to which Mr. Davis disclaims beneficial ownership. The information set forth with respect to the holdings of
       J. Morton Davis is taken from Amendment No. 2 to Schedule 13G filed by
       J. Morton Davis and D.H. Blair Investment Banking Corp. ("D.H. Blair") with the Securities and Exchange Commission with respect to their holdings of Advanced NMR Common Stock.

(3) Includes 250,000 shares underlying presently exercisable options granted under the 1993 Employee Plan. Excludes (i) 2,000 shares owned by Mr. Nelson's wife, as to which shares he disclaims beneficial ownership; and
       (ii) 100,000 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder.

(4)    Excludes   250,000  shares   underlying   options  granted  which  become
       exercisable subject to vesting thereunder.

(5) Includes 85,000 shares underlying options presently exercisable under the 1983 Plan and the 1993 Directors Plan, and excludes 30,000 shares underlying options under the 1983 Plan and the 1993 Directors Plan which are not presently exercisable.

(6) Includes 14,305 shares underlying options presently exercisable under the 1993 Directors Plan, and excludes 15,000 shares underlying options under the 1993 Directors Plan which are not presently exercisable.

(7) Includes 411,363 shares underlying presently exercisable options granted under the 1993 Employee Plan.

(8) Includes 66,250 shares underlying presently exercisable options granted under the 1983 Plan and the 1993 Directors Plan, and excludes 13,750 shares underlying options under the 1983 Plan and the 1993 Directors Plan which are not presently exercisable.

(9) Includes 83,750 shares underlying options presently exercisable granted under the 1983 Plan and the 1993 Directors Plan, and excludes 6,250 shares underlying options under the 1983 Plan which are not presently exercisable.

(10) Includes 66,250 shares underlying presently exercisable options granted under the 1983 Plan and the 1993 Directors Plan, and excludes 13,750 shares underlying options granted under the 1983 Plan and the 1993 Directors Plan which are not presently exercisable.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

         In July 1992, the Company in forming AMS as a subsidiary for the purpose of financing the development of MRI scanners for breast imaging entered into the ANMR License Agreement, pursuant to which the Company licensed to AMS the right to use the Company's technology in the development of a dedicated breast imaging system. In consideration, AMS paid $1,680,000 and issued to the Company 4,000,000 shares of AMS Common Stock, of which 2,750,000 shares are subject to an escrow agreement described below.

          As of January 25, 1993, the effective date of AMS' initial public offering, the Shared Services Agreement with AMS became effective. Under the Agreement, (i) the Company makes available its research scientists, engineers and other personnel to AMS and, to the extent that more than 51% of the time of any such individual is devoted to performing work for AMS, such person is deemed a full time employee of AMS, (ii) the Company causes its executive officers to serve as executive officers of AMS, and (iii) AMS continues to occupy its required office and research space at the Company's facility and to utilize the Company's administrative and clerical staff and services. To the extent feasible, if any non-administrative full-time employees of either the Company or AMS perform services for the other entity, the Company or AMS, as the case may be, reimburses the other entity for such services based upon an hourly rate, calculated as provided in the Shared Services Agreement (which is based on direct expenses and allocation of overhead). The Shared Services Agreement had an initial term of one year expiring January 24, 1994, and two one-year renewal options. These renewal options have been exercised and the Agreement has been extended to April 1996. AMS also pays the Company a monthly fee for overhead services, which is calculated by apportioning the total amount spent by the Company on all general overhead expenses, based on a fixed percentage of overhead expenses plus an allocation of compensation of the executive officers based upon the amount of time spent with the respective companies. The Company's officers and employees are required by the Shared Services Agreement to devote as much time to AMS business as they, in their discretion, consider appropriate. The Boards of Directors and the President of both the Company and AMS are responsible for determining the appropriate amount of time spent by the Company's officers and employees pursuant to the Shared Services Agreement, and overseeing the provision of such services. Seven of the ten officers and directors of AMS are also officers and directors of the Company. Any conflicts will be resolved by Jack Nelson, Chairman of the Board of both the Company and AMS, and by the Board of Directors of each company, consistent with their fiduciary duties.

         As of September 30, 1995, the Company had made advances and been reimbursed for expenses incurred on behalf of AMS for research and development and other activities relating to the development of AMS' MRI scanner for breast imaging aggregating approximately $2,698,000.

         Also, in connection with the public offering, the Company placed 2,750,000 of its 4,000,000 shares of AMS Common Stock into escrow. The escrow shares will be released based upon AMS achieving certain levels of pretax income or share price in the future as follows: (a) 916,667 escrow shares are released if AMS's minimum pretax income is at least $3.0 million during fiscal year 1995 and (b) the remaining 1,833,333 escrow shares are released or, if none of the escrowed shares have been released under (a), then all 2,750,000 of the escrowed shares are released, if (i) AMS's minimum pretax income is at least $5.0 million during fiscal year 1995; or (ii) AMS's minimum pretax income is at least $8.0 million during fiscal year 1996; or (iii) beginning 19 months from January 25, 1993 and ending 36 months from the same date, the bid price for AMS's Common Stock averages in excess of $20.00 per share for 30 consecutive days. On May 1, 1997, all escrow shares not released from escrow will be forfeited and contributed to the capital of AMS. If and when the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS Common Stock at the time they are released. For consolidation purposes, the Company treats the escrow shares as if they were outstanding.

         The Company believes that the transactions between the Company and AMS, its subsidiary, described above were on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.

                                     PART IV
                                     -------

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 -------------------------------------------------------
                 FORM 8-K
                 --------

(a)(1)       The following financial statements are filed herewith:


    Independent Auditors' Report

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Financial Statements

(a)(2) The following Financial Statement Schedules are filed herewith: None All schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

(a)(3)   Exhibits, including those incorporated by reference.

Exhibit
  No.      Description
-------    -----------


2 Agreement and Plan of Merger among Registrant, ANMR Acquisition Corp. and Medical Diagnostics, Inc. ("MDI"), dated May 2, 1995
           (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus to Registrant's Registration Statement on Form S-4, declared effective August 3, 1995 (File No. 33-95302)("Registrant's Form S-4")).
 3.1 Certificate of Incorporation of Registrant. (incorporated by reference to Exhibit 3 filed with Registrant's Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 2084785 ("Registrant's Form S-2"))
 3.2 Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant's Form S-4).
 3.3 Amendment to Certificate of Incorporation of Registrant, filed August 31, 1995, (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K for an event of August 31, 1995 (the "August 1995 Form 8-K")).
 3.4* Amendment to Certificate of Incorporation of Registrant, filed September 21, 1995.
 3.5 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).
 4.1.1 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4 to Registrant's August 1995 Form 8-K).
 4.1.2 Form of Warrant Certificate (incorporated by reference to Annex B to the Registrant's Joint Proxy Statement, dated August 31, 1995).
 4.2 Specimen Certificate for Common Stock, par value $.01 per share, of Registrant (incorporated by reference to Exhibit 4.2 to Registrant's Form S-4).
 4.3.1 Form of Supplemental Agreement relating to Registrant's assumption of MDI's Obligations under the Warrant Agreement between MDI and First Albany Corporation and Janney Montgomery Scott, Inc. (incorporated by reference to Exhibit 4.3.1 to Registrant's Form S-4).
 4.3.2 Form of Supplemental Agreement relating to Registrant's assumption of MDI's Obligations under the Warrant Agreement between MDI and Jacob Agam (incorporated by reference to Exhibit 4.3.2 to Registrant's Form S-4).
 4.4 Form of Warrant Certificate, dated as of March 6, 1994, issued to Dominick & Dominick Incorporated (incorporated by reference to
           Exhibit 4.4 to Registrant's Form S-4).
10.1 Registrant's 1983 Incentive and Non-Qualified Stock Option Plan, Amended and Restated as of February 1, 1988, and form of incentive stock option (incorporated by reference to Exhibit 10.4 to Registrant's Form S-2).
10.2 Registrant's 1993 Employee Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders (File No.
           0-11914)).

Exhibit
  No.      Description
-------    -----------

10.3 Registrant's 1993 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit B of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders
           (File No. 0-19914)).
10.4.1 Amended and Restated Agreement between the Registrant and General Electric Company, dated November 30, 1989 (incorporated by reference to Exhibit 10.6 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-19914)).
10.4.2 Amended 1989 Agreement with General Electric Company, dated March 5, 1993 (incorporated by reference to Exhibit 10.12 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-11914)).
10.4.3 Amended 1993 Agreement with General Electric Company, dated March 5, 1993 (incorporated by reference to Exhibit 10.4.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11914) (the "ANMR 1994 Form 10-K")).
10.4.5 1994 Agreement between Registrant and General Electric Company, dated July 29, 1994 (incorporated by reference to Exhibit 10.4.5 to Registrant's Form S-4).
10.5 Employment Agreement between Registrant and Jack Nelson, dated as of December 6, 1993 (incorporated by reference to Exhibit 10.5 filed with the ANMR 1994 Form 10-K).
10.6* Employment Agreement among Registrant, Advanced Mammography Systems, Inc. ("AMS") and Enrique Levy, dated September 17, 1995.
10.7 Employment Agreement between Registrant and Charles Moche, dated November 22, 1993 (incorporated by reference to Exhibit 10.7 to the 1994 ANMR Form 10-K).
10.8 Employment Agreement between Registrant and Robert L. Kwolyk, dated as of April 25, 1994 (incorporated by reference to Exhibit 10.8 to Registrant's Form S-4).
10.9 Employment Agreement among Registrant, MDI and John A. Lynch, dated May 2, 1995 (incorporated by reference to Exhibit 47 to MDI's
           Schedule 14D-9 (Amendment No. 18) filed on May 3, 1995).
10.10 Lease Agreement between Registrant and John T. Spinelli, dated May 5, 1991 (incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19914)).
10.11      License  Agreement  between  Registrant  and AMS, dated July 29, 1992
           (incorporated  by reference  to Exhibit  10.13 to  Registrant's  Form
           S-2).
10.12.1 Shared Services Agreement between Registrant and AMS dated October 28, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Form S-2).
10.12.2 Letter Agreement, dated July 26, 1993 extending term of Shared Services Agreement between Registrant and AMS (incorporated by reference to Exhibit 12.2 to Registrant's Form S-4).

Exhibit
  No.      Description
-------    -----------

10.13 Escrow Agreement among Registrant, AMS and American Stock Transfer & Trust Company, dated December 1992 (incorporated by reference to
           Exhibit 10.15 to Registrant's Form S-2).
10.14 Loan and Security Agreement, dated as of August 31, 1995, between MDI and Chemical Bank (without exhibits) (incorporated by reference to
           Exhibit 10.2 to Registrant's August 1995 Form 8-K).
10.15 Guaranty and Security Agreement, dated as of August 31, 1995, between Registrant and Chemical Bank (without exhibits) (incorporated by reference to Exhibit 10.3 to Registrant's August 1995 Form 8-K).
10.16 Guaranty and Security Agreement, dated as of August 31, 1995, between certain subsidiaries of MDI and Chemical Bank (without exhibits) (incorporated by reference to Exhibit 10.4 to Registrant's August 1995 Form 8-K).
10.17 Pledge Agreement, dated as of August 31, 1995, between Registrant and Chemical Bank (incorporated by reference to Exhibit 10.5 to Registrant's August 1995 Form 8- K).
10.18 Pledge Agreement, dated as of August 31, 1995, between MDI and Chemical Bank (incorporated by reference to Exhibit 10.6 to Registrant's August 1995 Form 8-K).
10.19 Amended and Restated Joint Venture Agreement among MDI and Medical Imaging Partners, L.P., dated August 6, 1990 (incorporated by reference to Exhibit 10(b)(1) to MDI's Registration Statement on Form S-1 as amended on October 30, 1991 (File No.
           33-42748)) (the "MDI Registration Statement").
10.20 Restated Management Agreement between MDI and Mass. Mobile Imaging Venture, dated August 6, 1990 (incorporated by reference to Exhibit 10(b)(2) to the MDI Registration Statement).
10.21 Restated and Amended Medical Imaging Lease and Services Agreement between Western Mass. Magnetic Resonance Services, Inc. and Mass. Mobile Imaging Venture, dated August 6, 1990 (incorporated by reference to Exhibit 10(b)(3) to the MDI Registration Statement).
10.22 Medical Imaging Lease and Services Agreement between Mobile MRI of Western Massachusetts Associates and Mass. Mobile Imaging Venture, dated August 6, 1990 (incorporated by reference to Exhibit 10(b)(4) to the MDI Registration Statement).
10.23 Lease Agreement between Medical Imaging Partners, L.P. and Mass. Mobile Imaging Venture, dated December 31, 1986 (incorporated by reference to Exhibit 10(b)(9) to the MDI Registration Statement).
10.24 MRI Management Services Agreement between Merrimack Valley Health Services, Inc. and MDI dated October 1, 1990 (incorporated by reference to Exhibit 10(f)(1) to the MDI Registration Statement).

Exhibit
  No.      Description
-------    -----------

10.25 Joint Venture Agreement of Mobile MRI of Western Massachusetts Associates, between Mobile MRI of Western Massachusetts, Inc. and MRI Associates Inc., dated December 22, 1986 (incorporated by reference to Exhibit 10(h)(1) to the MDI Registration Statement).
10.26.1 Lease Agreement between MDI and the Trustees of Six New England Executive Park, dated January 22, 1988 (incorporated by reference to
           Exhibit 10(j) to the MDI Registration Statement).
10.26.2 First Amendment to Lease Agreement between MDI and the Trustees of Six New England Executive Park, dated October 15, 1992.
10.26.3 Second Amendment to Lease Agreement between MDI and the Trustees of Six New England Executive Park, dated April 6, 1993.
10.27      Severance Agreements between MDI and each of Judy C. Erbstein, David
           C. Gaynor, Steven J. James, Eileen H. Kirrane, Elaine H. McCarthy, Ruselle W. Robinson and John F. Sweeney, each dated February 16,
           1995 (incorporated by reference to Exhibit 35 to MDI's Schedule
           14D-9 (Amendment No. 13) filed with the Commission on February
           23, 1995).
10.28 Stock Purchase Agreement between MDI, John W. Hammer and Hi-Chicago Trust, dated October 12, 1988 (incorporated by reference to Exhibit 10(o) to the MDI Registration Statement).
10.29 Clinical License for MRI Services by Western Mass. Magnetic Resonance Services, Inc. (incorporated by reference to Exhibit 10(p)(1) to the MDI Registration Statement).
10.30      Clinical   License  for  MRI   Services  by  Mobile  MRI  of  Western
           Massachusetts Associates (incorporated by reference to Exhibit (10(p)(2) to the MDI Registration Statement).
10.31 Clinical License for MRI Services by Central Mass. MRI Limited Partnership ("Central Mass.") (incorporated by reference to Exhibit 10(p)(4) to the MDI Registration Statement).
10.32 Clinical License for MRI Services by Greater Boston MRI Limited Partnership ("Greater Boston") (incorporated by reference to Exhibit 10(p)(3) to the MDI Registration Statement).
10.33.1 Determination of Need issued to Western Mass. Magnetic Resonance Services, Inc., to provide Mobile MRI Services, dated May 29, 1986 (incorporated by reference to Exhibit 10(q)(1) to the MDI Registration Statement).
10.33.2 Determination of Need issued to Western Mass. Magnetic Resonance Services, Inc., to provide free-standing, fixed site MRI services, dated April 3, 1989 (incorporated by reference to Exhibit 10(q)(2) to the MDI Registration Statement).
10.34 Determination of Need issued to Central Mass., dated July 20, 1988 (incorporated by reference to Exhibit 10(q)(3) to the MDI Registration Statement).

Exhibit
  No.      Description
-------    -----------

10.35.1 Determination of Need issued to Greater Boston MRI Services, Inc. ("Greater Boston"), dated April 8, 1988, with letter transferring ownership of the Determination of Need to Greater Boston (incorporated by reference to Exhibit 10(q)(4) to the MDI Registration Statement).
10.35.2 Determination of Need issued to Greater Boston, dated October 12, 1989 (incorporated by reference to Exhibit 10(q)(5) to the MDI Registration Statement).
10.36 Determination of Need issued to Mobile MRI of Western Massachusetts Associates, dated August 28, 1989 (incorporated by reference to
           Exhibit 10(q)(6) to the MDI Registration Statement).
10.37 Agreement between Stephen O.Dell, Seacoast Scanning, Inc., MDI and Casco Bay MR Services, Inc., dated June 20, 1987 (incorporated by reference to Exhibit 10(u) to the MDI Registration Statement).
10.38 Agreement in principle between MDI and Toshiba America Medical Systems, Inc., dated November 8, 1991 (incorporated by reference to
           Exhibit 10(ae)(7) to the MDI Registration Statement).
10.39 "Maxiservice" MRI Lease Agreement between General Electric Company and Mass. Mobile Imaging Venture, dated February 21, 1991
           (incorporated   by  reference  to  Exhibit   10(af)(1)  to  the  MDI
           Registration Statement).
10.40 "Masterline" Van Lease Agreement between General Electric Company and Mass. Mobile Imaging Venture, dated February 21, 1991 (incorporated by reference to Exhibit 10(af)(2) to the MDI Registration Statement).
10.41      Asset  Purchase   Agreement  and  Support  Services   Agreement
           (incorporated by reference to Exhibit E-1 and E-2 to MDI's Report on Form 8-K filed on November 17, 1993 (File No. 0-11914)).
10.42 Stock Purchase Agreement and First Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit E-1 and E-2 to MDI's Report on Form 8-K/A filed on July 25, 1994 (File No. 0-11914)).
10.43 Amended License and Services Agreement between Burlington Imaging Associates, Inc., P.C. and MDI (incorporated by reference to Exhibit 10 to MDI's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-19736)).
10.44 Purchase and Sale Agreement dated November 17, 1994 between MDI Rehab, Inc. and MVA Center for Rehabilitation, P.C. (incorporated by reference to Exhibit 2 to MDI's Report on Form 8-K filed on February 15, 1995 (File No. 0-19736)).
 10.45 Amended Management Agreement between MDI and ICI dated October 30, 1987 and amended October 1, 1991 (incorporated by reference to Exhibit 10(a)(1) and 10(a)(2) to the MDI Registration Statement).
 10.46 Key Employment Agreement between MVA Rehabilitation Associates and Eric T. Shebar, M.D. dated as of January 31, 1995 (incorporated by reference to Exhibit 10(b) to MDI's Report on Form 8-K filed on February 15, 1995 (File No. 0-19736)).


Exhibit
-------
No.        Description
---        -----------

10.47      Amended  and  Restated   Agreement  of   Partnership   of  MVA
           Rehabilitation Associates (incorporated by reference to Exhibit 10(a) to MDI's Report on Form 8-K filed on February 15, 1995 (File No. 0-19736)).
21.        List of Registrant's subsidiaries.
23.* Consent of Richard A. Eisner & Company, LLP, independent public accountants for Registrant.


(b)        Reports on Form 8-K
           -------------------

           The Company filed a report on Form 8-K for an event of August 31, 1995, announcing the merger of Medical Diagnostics, Inc. with the Company. In addition, the Company announced the change in the Company's fiscal year to September 30 from December 31.



----------------

   *  Included herewith

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES


                                    - I N D E X -
                                      ---------



                                                         PAGE
                                                       NUMBER
                                                       ------

     INDEPENDENT AUDITORS' REPORT                         F-2


     CONSOLIDATED BALANCE SHEETS AS AT
     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994             F-3


     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
     AND SEPTEMBER 30, 1994 (UNAUDITED) AND FOR
     EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
     DECEMBER 31, 1994                                    F-4


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
     EQUITY FOR THE NINE MONTH PERIOD ENDED
     SEPTEMBER 30, 1995 AND FOR EACH OF THE
     YEARS IN THE TWO-YEAR PERIOD ENDED
     DECEMBER 31, 1994                                    F-5


     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
     THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
     AND SEPTEMBER 30, 1994 (UNAUDITED) AND FOR EACH
     OF THE YEARS IN THE TWO-YEAR PERIOD ENDED
     DECEMBER 31, 1994                                    F-6


     NOTES TO FINANCIAL STATEMENTS                        F-7

                             INDEPENDENT AUDITORS' REPORT




     The Board of Directors and Stockholders
     Advanced NMR Systems, Inc.


               We have  audited the accompanying consolidated  balance sheets of
     Advanced NMR Systems, Inc. and subsidiaries as at September 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine month period ended September 30, 1995 and each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Advanced NMR Systems, Inc. and subsidiaries at September 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the nine month period ended September 30, 1995 and for each of the years in the two-year period ended December 31, 1994 in conformity with generally accepted accounting principles.


     Richard A. Eisner & Company, LLP

     Cambridge, Massachusetts
     November 29, 1995

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
     ASSETS                                                      1995
     ------                                                      ----
     Current assets:
          Cash and cash equivalents                               $7,542,508
          Accounts receivable, net of reserve for bad debts of
               $2,119,000 at September 30, 1995                    9,741,892
          Inventories:
               Work-in-process                                       907,128
               Raw materials                                       2,405,463
               Finished goods                                             --
                                                                  ----------
                                                                   3,312,591
                                                                  ----------
          Other current assets (Note D)                            1,972,871
                                                                  ----------
               Total current assets                               22,569,862
                                                                  ----------

     Equipment, building, furniture and leasehold
      improvements (Note C):
          Medical equipment                                        4,562,423
          Office furniture and equipment                             833,886
          Research and production equipment                        2,545,498
          Leasehold improvements                                   1,852,778
          Demonstration equipment                                    168,672
          Building                                                   210,739
                                                                  ----------
                                                                  10,173,996
          Less: accumulated depreciation and amortization          1,966,309
                                                                  ----------
                                                                   8,207,687
                                                                  ----------
     Patent costs, net of accumulated amortization                   205,754
                                                                  ----------
     Goodwill, net of accumulated amortization (Note J)           26,858,226
     Other                                                           590,180
                                                                  ----------
     TOTAL                                                       $58,431,709

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
          Accounts payable                                        $1,001,130
          Accrued expenses (Note M)                                4,355,404
          Due to shareholders (Note J)                             1,696,102
          Customer deposits                                               --
          Current portion of long-term debt and capital
               lease obligations (Note C)                          4,274,110
          Current maturities of deferred revenue                     134,289
          Due to affiliates                                           25,682
                                                                  ----------
                    Total current liabilities                     11,486,717
                                                                  ----------

     Long-term debt and capital lease obligations,
          less current portion (Note C)                           16,279,352
     Deferred revenues, net of current                                33,567
     Minority interest in net assets of consolidated entities      2,614,107

     Commitments (Note E)

     Stockholders' equity (Note F):
          Preferred stock, $.01 par value;
           authorized, 1,000,000 shares;
           issued, none                                                   --
          Common stock, $.01 par value;
           authorized, 50,000,000 shares;
           issued, 30,151,821 shares in 1995
           and 23,779,539 in 1994                                    301,518
          Additional paid-in capital                              58,246,689
          Note receivable for stock issued (Note F)                       --
          Accumulated deficit                                    (30,527,991)
                                                                  ----------
                                                                  28,020,216
          Less: treasury stock, at cost - 225,000 common shares        2,250
                                                                  ----------
                    Total stockholders' equity                    28,017,966
     TOTAL                                                       $58,431,709
                                                                  ==========

     The accompanying notes to financial statements are an integral part hereof.



                                                                 December 31,
     ASSETS                                                      1994
     ------                                                      ----
     Current assets:
          Cash and cash equivalents                               $5,599,855
          Accounts receivable, net of reserve for bad debts of
               $2,119,000 at September 30, 1995                    2,110,712
          Inventories:
               Work-in-process                                     1,683,260
               Raw materials                                       1,109,056
               Finished goods                                        159,540
                                                                  ----------
                                                                   2,951,856
                                                                  ----------
          Other current assets (Note D)                              125,182
                                                                  ----------
               Total current assets                               10,787,605
                                                                  ----------

     Equipment, building, furniture and leasehold
      improvements (Note C):
          Medical equipment                                               --
          Office furniture and equipment                             649,946
          Research and production equipment                        2,066,898
          Leasehold improvements                                     270,809
          Demonstration equipment                                    168,672
          Building                                                        --
                                                                  ----------
                                                                   3,156,325
          Less: accumulated depreciation and amortization          1,448,231
                                                                  ----------
                                                                   1,708,094
                                                                  ----------
     Patent costs, net of accumulated amortization                   148,511
                                                                  ----------
     Goodwill, net of accumulated amortization (Note J)                   --
     Other                                                            47,942
                                                                  ----------
     TOTAL                                                       $12,692,152

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
          Accounts payable                                          $649,196
          Accrued expenses (Note M)                                  405,078
          Due to shareholders (Note J)                                    --
          Customer deposits                                        1,007,685
          Current portion of long-term debt and capital
               lease obligations (Note C)                            111,485
          Current maturities of deferred revenue                          --
          Due to affiliates                                               --
                                                                  ----------
                    Total current liabilities                      2,173,444
                                                                  ----------

     Long-term debt and capital lease obligations,
          less current portion (Note C)                              338,409
     Deferred revenues, net of current                                    --
     Minority interest in net assets of consolidated entities        481,375

     Commitments (Note E)

     Stockholders' equity (Note F):
          Preferred stock, $.01 par value;
           authorized, 1,000,000 shares;
           issued, none                                                   --
          Common stock, $.01 par value;
           authorized, 50,000,000 shares;
           issued, 30,151,821 shares in 1995
           and 23,779,539 in 1994                                    237,795
          Additional paid-in capital                              39,001,112
          Note receivable for stock issued (Note F)                 (687,500)
          Accumulated deficit                                    (28,850,233)
                                                                  ----------
                                                                   9,701,174
          Less: treasury stock, at cost - 225,000 common shares        2,250
                                                                  ----------
                    Total stockholders' equity                     9,698,924
     TOTAL                                                       $12,692,152
                                                                  ==========

     The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Nine Months Ended
                                             September 30,
                                             ------------
                                             1995           1994
                                             ----           ----
     Revenues:                                              (unaudited)
       System sales                           $6,643,090     $5,174,310
       Net patient service revenue             1,934,322             --
       Management fees and other                  40,220         50,500
                                              ----------     ----------

       Total revenues                          8,617,632      5,224,810
                                              ----------     ----------

     Operating expenses:
       Cost of goods sold                      4,124,354      1,956,611
       Cost of service operations              1,203,497             --
       Research and development                1,907,945      2,187,291
       Selling, general and administrative 4,162,585 3,115,186 Provision for bad debt and
         collection costs                        162,377             --
                                              ----------     ----------
         Total operating expenses             11,560,758      5,302,477
                                              ----------     ----------

     Loss from operations                     (2,943,126)    (2,034,278)

     Other income (expense) (Note F)             579,758             --
     Interest income                             265,208        278,497
     Interest expense                           (148,952)       (74,806)
                                              ----------     ----------

     Loss before minority interests           (2,247,112)    (1,830,587)

     Minority interests in net losses of
       consolidated entities                     569,354        488,799
                                              ----------     ----------

     Net loss                                $(1,677,758)   $(1,341,788)
                                             ===========    ===========

     Net loss per share                            $(.07)         $(.06)
                                                   =====          =====

     Weighted average number of shares
       outstanding                            24,243,902     23,543,842
                                             ===========    ===========

     The accompanying notes to financial statements are an integral part hereof.



                                             Year Ended
                                             December 31,
                                             -----------
                                             1994           1993
                                             ----           ----
     Revenues:
       System sales                           $5,237,700     $1,894,900
       Net patient service revenue                    --             --
       Management fees and other                  50,500         41,057
                                              ----------     ----------

       Total revenues                          5,288,200      1,935,957
                                              ----------     ----------

     Operating expenses:
       Cost of goods sold                      2,414,121      1,528,248
       Cost of service operations                     --             --
       Research and development                2,954,509      3,290,002
       Selling, general and administrative 4,356,996 2,913,043 Provision for bad debt and
         collection costs                             --             --
                                              ----------     ----------

         Total operating expenses              9,725,626      7,731,293
                                              ----------     ----------

     Loss from operations                     (4,437,426)    (5,795,336)

     Other income (expense) (Note F)                  --       (801,750)
     Interest income                             208,480        170,720
     Interest expense                            (21,017)      (155,225)
                                              ----------     ----------

     Loss before minority interests           (4,249,963)    (6,581,591)

     Minority interests in net losses of
       consolidated entities                     702,965        414,641
                                              ----------     ----------

     Net loss                                $(3,546,998)   $(6,166,950)
                                              ==========     ==========

     Net loss per share                            $(.15)         $(.32)
                                                   =====          =====

     Weighted average number of shares
       outstanding                            23,603,251     19,184,275
                                             ===========    ===========

     The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock            Additional
                                             ------------             Paid-in
                                             Shares         Amount    Capital
                                             ------         ------    -------
     Balance - December 31, 1992             16,518,021     $165,180
     $18,999,873

       Increase in proportionate share of
         subsidiary's equity related to public
         offering of subsidiary's stock              --           --
     6,072,681
       Issuance of common stock and
         compensatory stock options for
         services (Note F)                      189,000        1,890
     799,860
       Exercise of Class A warrants           3,096,504       30,965
     4,613,791
       Exercise of Class B warrants           3,166,242       31,662
     6,300,822
       Commissions paid upon warrant exercise        --           --
     (382,630)
       Exercise of stock options                497,263        4,973
     1,218,256
       Net loss for the year                         --           --          --
                                             ----------     --------  ----------
     Balance - December 31, 1993             23,467,030      234,670  37,622,653

       Exercise of stock options                312,509        3,125     841,095
       Issuance of warrant (Note F)                  --           --      35,200
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)              --           --     502,164
       Note received in exchange for
         stock issued (Note F)                       --           --          --
       Net loss for the year                         --           --          --
                                             ----------     --------  ----------
     Balance - December 31, 1994             23,779,539      237,795  39,001,112

       Exercise of stock options                 15,125          151      9,680
       Cancellation of common stock
        issued for services (Note F)            (63,000)        (630)  (391,620)
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)              --           --  1,769,259
       Cancellation of note received for
         stock issued (Note F)                 (250,000)       2,500)  (685,000)
       Common stock issued related to
         service business acquisition
         (Note J)                             6,670,157       66,702 18,543,258
       Net loss for the period                       --           --         --
                                             ----------     --------  ---------
     Balance - September 30, 1995            30,151,821     $301,518 $58,246,689
                                             ==========     ========  ==========

     The accompanying notes to financial statements are an integral part hereof.


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Note
                                                     Receivable
                                                     For Stock      Accumulated
                                                     Issued         Deficit
                                                     ------         -------
     Balance - December 31, 1992                  $      --      $(19,136,285)

       Increase in proportionate share of
         subsidiary's equity related to public
         offering of subsidiary's stock                  --                --
       Issuance of common stock and
         compensatory stock options for
         services (Note F)                               --                --
       Exercise of Class A warrants                      --                --
       Exercise of Class B warrants                      --                --
       Commissions paid upon warrant exercise            --                --
       Exercise of stock options                         --                --
       Net loss for the year                             --        (6,166,950)
                                                -----------      ------------
     Balance - December 31, 1993                         --       (25,303,235)

       Exercise of stock options                         --                --
       Issuance of warrant (Note F)                      --                --
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)                  --                --
       Note received in exchange for
         stock issued (Note F)                     (687,500)               --
       Net loss for the year                             --        (3,546,998)
                                                -----------      ------------
     Balance - December 31, 1994                   (687,500)      (28,850,233)

       Exercise of stock options                         --                --
       Cancellation of common stock
         issued for services (Note F)                    --                --
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)                  --                --
       Cancellation of note received for
         stock issued (Note F)                      687,500                --
       Common stock issued related to
         service business acquisition (Note J)           --                --
       Net loss for the period                           --        (1,677,758)
                                                -----------      ------------
     Balance - September 30, 1995               $        --      $(30,527,991)
                                                ===========      ============


     The accompanying notes to financial statements are an integral part hereof.



                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                              Treasury Stock
                                              --------------
                                             Shares    Amount         Total
                                             ------    ------         -----
     Balance - December 31, 1992             225,000   $(2,250)      $26,518

       Increase in proportionate share of
         subsidiary's equity related to public
         offering of subsidiary's stock           --        --     6,072,681
       Issuance of common stock and
         compensatory stock options for
         services (Note F)                        --        --       801,750
       Exercise of Class A warrants               --        --     4,644,756
       Exercise of Class B warrants               --        --     6,332,484
       Commissions paid upon warrant exercise     --        --      (382,630)
       Exercise of stock options                  --        --     1,223,229
       Net loss for the year                      --        --    (6,166,950)
                                             -------   -------    ----------
     Balance - December 31, 1993             225,000    (2,250)   12,551,838

       Exercise of stock options                  --        --       844,220
       Issuance of warrant (Note F)               --        --        35,200
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)           --        --       502,164
       Note received in exchange for
         stock issued (Note F)                    --        --      (687,500)
       Net loss for the year                      --        --    (3,546,998)
                                             -------   -------    ----------
     Balance - December 31, 1994             225,000    (2,250)    9,698,924

       Exercise of stock options                  --        --         9,831
       Cancellation of common stock
         issued for services (Note F)             --        --      (392,250)
       Increase in proportionate share of
         subsidiary's equity related to sale
         of subsidiary's stock (Note F)           --        --     1,769,259
       Cancellation of note received for
         stock issued (Note F)                    --        --            --
       Common stock issued related to
         service business acquisition (Note J)    --        --    18,609,960
       Net loss for the period                    --        --    (1,677,758)
                                             -------   -------    ----------
     Balance - September 30, 1995            225,000   $(2,250)  $28,017,966


     The accompanying notes to financial statements are an integral part hereof.

                ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                       September 30,
                                                       ------------
                                                       1995           1994
                                                       ----           ----
     Cash flows from operating activities:                         (unaudited)
          Net loss                                $(1,677,758)   $(1,341,788)
          Adjustments to reconcile net loss
            to net cash used in operating
            activities:
          Minority interest in net loss of
            subsidiaries                             (569,353)      (488,799)
          Depreciation and amortization               633,948        330,859
          Common stock and warrant issued
            (cancelled) for services                 (392,250)            --
          Issuance of compensatory stock options           --             --
          Changes in assets and liabilities:
               Accounts receivable, net              (669,710)    (2,082,539)
               Inventories                           (360,735)      (154,603)
               Other assets                            25,193         24,312
               Accounts payable and accrued expenses  780,867       (525,314)
               Other liabilities                           --       (712,669)
                                                   ----------     ----------

          Net cash used in operating activities    (2,229,798)    (4,950,541)
                                                   ----------     ----------

     Cash flows from investing activities:
          Purchase of imaging and rehabilitation
               business (Note J)                  (12,055,201)            --
          Patent costs                                (91,057)       (83,465)
          Purchase of equipment, furniture and
               leaseholds improvements               (198,328)      (606,573)
          Other assets                                     --             --
                                                   ----------     ----------

     Net cash used in investing activities        (12,344,586)      (690,038)
                                                   ----------     ----------

     Cash flows from financing activities:
          Payment of notes payable                         --             --
          Public offering of subsidiary's stock            --             --
          Cost of subsidiary's public offering             --             --
          Exercise of stock options                     9,831         46,921
          Exercise of stock warrants, net of
            commissions                                    --             --
          Proceeds from issuance of long-term
            debt                                   13,500,000             --
          Repayment of long-term debt and capital
            lease obligations                         222,772)      (110,948)
          Distributions to minority interests         (37,500)            --
          Contributions from minority interests        67,593             --
          Sale of warrant rights                           --             --
          Sale of subsidiary stock                  3,199,885        469,060
          Payments received on note receivable
            (Note F)                                       --             --
                                                   ----------     ----------
          Net cash provided by financing
            activities                             16,517,037        405,033
                                                   ----------     ----------

     NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                      1,942,653     (5,235,546)

     CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                       5,599,855     12,143,387
                                                   ----------     ----------

     CASH AND CASH EQUIVALENTS,
          END OF PERIOD                            $7,542,508     $6,907,841
                                                    =========      =========

     Supplemental disclosures of cash flow
       information:
     Interest paid during the year                    $47,390     $       --
     Note received in exchange for stock (Note F)

     See Note J with respect to imaging and rehabilitation business acquired. See Note E with respect to noncash leasing transactions.

     The accompanying notes to financial statements are an integral part hereof.


                                                            Year Ended
                                                            December 31,
                                                            -----------
                                                            1994           1993
                                                            ----           ----
     Cash flows from operating activities:
          Net loss                                     $(3,546,998) $(6,166,950)
          Adjustments to reconcile net loss to
            net cash used in operating activities:
          Minority interest in net loss of
            subsidiaries                                  (702,965)    (414,641)
          Depreciation and amortization                    475,918      475,854
          Common stock and warrant issued (cancelled)
               for services                                 35,000      614,250
          Issuance of compensatory stock options                --      187,500
          Changes in assets and liabilities:
               Accounts receivable, net                 (2,080,387)     246,175
               Inventories                                (925,153)    (840,845)
               Other assets                                (50,055)     (59,927)
               Accounts payable and accrued expenses       157,750      361,514
               Other liabilities                           126,506      673,432
                                                       -----------    ----------

          Net cash used in operating activities         (6,510,384)  (4,923,638)
                                                       -----------   -----------

     Cash flows from investing activities:
          Purchase of imaging and rehabilitation
               business (Note J)                                --            --
          Patent costs                                    (129,580)     (11,019)
          Purchase of equipment, furniture and
               leaseholds improvements                    (662,301)    (639,294)
          Other assets                                          --       59,726
                                                       -----------    ----------

     Net cash used in investing activities                (791,881)    (590,587)
                                                       -----------    ----------

     Cash flows from financing activities:
          Payment of notes payable                              --   (2,000,000)
          Public offering of subsidiary's stock                 --    8,901,129
          Cost of subsidiary's public offering                  --   (1,436,617)
          Exercise of stock options                         47,125    1,223,229
          Exercise of stock warrants, net of
            commissions                                         --   10,594,610
          Proceeds from issuance of long-term debt              --           --
          Repayment of long-term debt and capital lease
               obligations                                (107,907)     (17,559)
          Distributions to minority interests                   --           --
          Contributions from minority interests                 --           --
          Sale of warrant rights                               200           --
          Sale of subsidiary stock                         709,315           --
          Payments received on note receivable (Note F)    110,000           --
                                                       -----------   ----------

          Net cash provided by financing activities        758,733   17,264,792
                                                       -----------   ----------

     NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                          (6,543,532)  11,750,567

     CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                           12,143,387      392,820
                                                       -----------   ----------

     CASH AND CASH EQUIVALENTS,
          END OF PERIOD                                 $5,599,855  $12,143,387
                                                        ==========   ===========


     Supplemental disclosures of cash flow information:
     Interest paid during the year                         $21,017     $103,400
     Note received in exchange for stock (Note F)          797,500

     See Note J with respect to imaging and rehabilitation business acquired. See Note E with respect to noncash leasing transactions.

     The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995
     (NOTE A) - Business:
     -------------------

          The Company operates its business under two segments consisting of Imaging Systems and Imaging and Rehabilitation Services. The Company's results of operations for the nine months ended September 30, 1995 include only one month of Imaging and Rehabilitation Services operations.

          [1]  Imaging Systems
               ---------------

          The Company and one of its subsidiaries are engaged in the development, manufacture and sale of Magnetic Resonance Imaging ("MRI") systems. In 1989, the Company completed fabrication of a high-speed imaging option enhancement package for existing MRI systems. In 1991, the Company commenced commercial manufacturing of the option enhancement system and in August 1992 received clearance by the United States Food and Drug Administration ("FDA").

          On July 2, 1992, the Company formed a wholly-owned subsidiary, Advanced Mammography Systems, Inc. ("AMS"). The subsidiary was formed to develop a dedicated MRI system. AMS obtained its mammography technology from the Company and retained certain rights to other dedicated MRI systems utilizing the technology rights. As more fully discussed in Note G, AMS completed an initial public offering of its securities in 1993.

          In October 1992, the Company entered into a Shared Services Agreement with AMS that commenced on January 25, 1993 and provides that (i) the Company shall make available its research scientists, engineers, and other personnel and, (ii) provide executive officers to AMS and (iii) allow AMS the use of its administrative and research facilities and clerical staff. Costs are allocated between the companies based on estimated usage. Certain of AMS's officers serve as officers of the Company and the Company provides management and administrative support to AMS.

          [2]  Imaging and Rehabilitation Services
               -----------------------------------
          The Imaging and Rehabilitation Services segment consists of Medical Diagnostics, Inc. ("MDI"), which the Company acquired on August 31, 1995. MDI is an operator and manager of a network of mobile and fixed MRI units in Massachusetts, New York, Virginia, West Virginia and Tennessee. MDI also provides Single Photon Emission Computer Tomography ("SPECT") nuclear medicine imaging services and physical therapy services. MDI's mobile MRI and SPECT units are located in trailers that can be driven to specially prepared sites at hospitals and clinics according to a predefined schedule. MDI currently serves 43 hospitals and clinics with three SPECT units, 8 mobile MRI units, two fixed MRI centers and two managed MRI units. MDI currently operates one center in Massachusetts that provides comprehensive physician care, physical therapy and case management for motor vehicle accident patients. MDI operates much of its business through various partnerships and joint ventures in which MDI or a wholly-owned subsidiary of MDI serves as a general partner.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE B) - Summary of Significant Accounting Policies
     -----------------------------------------------------

          [1]  Principles of consolidation:
               ---------------------------
          The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary, AMS and its wholly-owned subsidiary, MDI (including MDI's wholly-owned subsidiaries and various majority-owned or controlled partnerships and joint ventures). All significant intercompany transactions have been eliminated in consolidation.

          [2]  Revenue recognition:
               -------------------

          The Imaging Systems segment generally recognizes revenue when its systems and products are shipped to the customer. During 1994, a special order was received for a prototype system with customer-determined specifications whereby revenue was recognized when the system was substantially complete.

          The Imaging and Rehabilitation Services segment recognizes revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMO's and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided. MDI provides management services to its subsidiaries, affiliates and outside parties. Fees for management services are generally based on a standard monthly amount plus a percentage of net income, as defined. Management fees are recognized as revenue during the period in which the services are provided.

          [3]  Cash equivalents:
               ----------------

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          [4]  Inventories:
               -----------

          Inventories are accounted for at the lower of cost or market using the first-in, first-out ("FIFO") method.

          [5]  Equipment, building, furniture and leasehold improvements:
               ---------------------------------------------------------

          Property, equipment, furniture and leasehold improvements are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred, whereas major betterments are capitalized. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets (3 to 10 years), or term of the lease, if applicable. Assets are written off when they become fully depreciated.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE B) - Summary of Significant Accounting Policies - (Continued):
     -------------------------------------------------------------------

          Property and equipment under capital lease is stated at the lower of the fair market value or the net present value of the minimum lease payments at the inception of the lease. Capitalized lease equipment is amortized over the shorter of the term of the lease or the estimated useful life.

          Asset Classification               Useful Lives
          --------------------               ------------

          Medical and other equipment             5-8 years
          Office furniture and equipment          5 years
          Research and production equipment       5 years
          Leasehold improvements                  Term of lease
          Building                                30 years

          [6]  Patents:
               -------

          Patent costs are being amortized on a straight-line basis over a five-year period. Amortization charged to operations was approximately $34,000 and $51,000 for the nine month periods ended September 30, 1995 and 1994 and $58,000 and $46,000 for the years ended December 31, 1994 and 1993, respectively.

          [7]  Net loss per share:
               ------------------

          Net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of net loss per common share.

          [8]  Minority interests in net losses of consolidated entities
               ---------------------------------------------------------

          Minority interests in net losses of consolidated entities represents the allocation of net losses from certain consolidated entities to the respective minority interest shareholders and joint venture partners.

          [9]  Fiscal year end
               ---------------

          During 1995, the Company changed its fiscal year from December 31 to September 30.

          [10]  Letters of credit
                -----------------

          The Company utilizes letters of credit to back certain financing instruments. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE C) - Long-term Debt and Capital Lease Obligations
     -------------------------------------------------------

          Long-term debt and capital lease obligations at September 30, 1995 consisted of the following:

       Term loan and revolver loan payable to a bank
          collateralized by substantially all the business
          assets of the Company                                  $13,500,000

       Note payable to a leasing company, interest at 9.5%,
          monthly payments of principal and interest of $55,762
          payable through September 1998, collateralized by
          certain business assets of the Company                   1,698,000

       Note payable to a leasing company, interest at the
          prime rate plus 0.5%, monthly principal payments of
          $22,917 payable through September 1999 collateralized
          by certain business assets of the Company                1,077,440

       Note payable to a bank, interest at 8.7%, monthly
          payments of principal and interest of $10,415 payable
          through January 1997, collateralized by certain
          business assets of the Company                             156,817

       Other notes payable                                           313,405

       Capital lease obligations with interest rates ranging
          primarily from 7.5% to 16%                                3,807,800
                                                                   ----------
       Total long-term debt and capital lease obligations          20,553,462
       Less: current maturities                                     4,274,110
                                                                   ----------
                                                                  $16,279,352
                                                                   ==========

               The Company has outstanding letters of credit totaling $800,000 which guarantee certain MDI equipment financings.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE C) Long-term Debt and Capital Lease Obligations
     -----------------------------------------------------

               On August 31, 1995, MDI entered into a bank credit facility to borrow up to $15,000,000 (the "Credit Facility") under a $6,000,000 revolving credit loan which is due August 31, 1998 and a $9,000,000 term loan which commenced on August 31, 1995. The term loan is required to be paid in eighteen quarterly installments of $500,000 commencing March 31, 1996. As of September 30, 1995, there was $13,500,000 borrowed under the Credit Facility. Borrowings under the revolving credit loan bear interest at either 0.25% over the prime rate or 2.5% over the 30 day LIBOR rate. Borrowings under the term loan will bear interest at either 0.5% over the prime rate or 3.0% over the 30 day LIBOR rate. A condition of default would increase the term loan rate to 2% over the prime rate. The lenders have a security interest in substantially all of the assets of the Company. The Credit Facility contains various restrictive operating and financial covenants typically included in bank credit arrangements (including limitations on incurring additional indebtedness, paying cash dividends to the parent company, and maintaining certain financial ratios and default provisions). At September 30, 1995, the Company was not in compliance with several covenants which have been waived by the bank through September 30, 1996 or modified.

               Future minimum lease payments, under capital leases, for the next five years and thereafter are as follows:

          Fiscal Year
          -----------
          1996                                    $1,904,188
          1997                                       949,976
          1998                                       724,052
          1999                                       542,047
          2000                                       221,478
          Thereafter                                      --
                                                  ----------
                                                   4,341,741
          Less: Amounts representing interest        533,941
                                                  ----------
                                                   3,807,800
          Less: Current maturities                 1,620,203
                                                  ----------
                                                  $2,187,597
                                                  ==========

               Maturities of long-term debt and capital lease obligations over the next five years and thereafter are as follows:

               Fiscal Year
               -----------
               1996                               $ 4,274,110
               1997                                 3,721,231
               1998                                 8,067,359
               1999                                 2,767,796
               2000                                 1,722,966
               Thereafter                                  --
                                                  -----------
                                                  $20,553,462
                                                  ===========

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE C) Long-term Debt and Capital Lease Obligations: - (Continued)
     --------------------------------------------------------------------

          Property and equipment under capital lease at September 30, 1995 is as follows:

          Property and equipment             $3,050,822
          Less: Accumulated amortization        379,761
                                              ---------
                                             $2,671,061
                                              =========

     (NOTE D) - Income Taxes:
     -----------------------

               In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes". SFAS 109 requires an asset and liability method of accounting for income taxes. As of September 30, 1995 and December 31, 1994, after giving effect to SFAS No. 109, the components of the net deferred tax asset and liability are as follows:

                                          September 30, 1995  December 31, 1994
                                          ------------------  -----------------

     Deferred tax assets:
          Net operating loss carryforward        $9,000,000       $8,000,000
          Deferred gains                             57,000               --
          Stock option compensation                 322,000               --
          Capital lease                              59,000               --
          Other                                      88,000           10,000
          Valuation allowance                    (8,760,000)      (7,966,000)
                                                  ---------        ---------
                                                 $  766,000         $ 44,000
                                                  ---------        ---------
     Deferred tax liabilities:
          Depreciation                           $  420,000         $ 44,000
          Amortization                              137,000               --
                                                  ---------        ---------
                                                 $  557,000         $ 44,000
                                                  ---------        ---------
     Net deferred tax asset                      $  209,000         $     --
                                                  =========        =========

               At September 30, 1995 and December 31, 1994, the valuation allowance relates principally to uncertainty surrounding the realization of the net operating loss carryforward benefit.

               At September 30, 1995 and December 31, 1994, the Company had available net operating loss carryforwards for tax purposes, expiring through 2010 of approximately $23,100,000 $20,200,000, respectively. The Internal Revenue Code contains provisions which may limit the net operating loss carryforward available for use in any given year if significant changes in ownership interest of the Company occur.

               The Company and MDI file a consolidated tax return. The Company and AMS file separate income tax returns. Accordingly, losses incurred by AMS are not available to the Company to offset its future income.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1995


     (NOTE D) - Income Taxes: - (Continued)
     -----------------------

               The  following  table  reconciles   the  tax  provision  per  the
     accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:

                                                       Nine Months Ended
                                                       September 30,
                                                     1995           1994
                                                     ----           ----
                                                                 (unaudited)
     Pretax loss                                  $(1,677,758)   $(1,341,788)

     Loss attributable to AMS                       1,684,048      1,772,880
                                                  -----------    -----------

     Parent company pretax income (loss)               $6,290      $(431,092)
                                                  ===========    ===========

     Expected tax (benefit) at 34%                     $2,000      $(147,000)

     Adjustment due to increase in
          valuation reserve                                --        147,000

     Utilization of available net operating loss
               carryforward                            (2,000)            --
                                                  -----------    -----------

     Tax provision per financial statements       $        --    $        --
                                                  ===========    ===========


                                                       Year Ended
                                                       December 31,
                                                     1994           1993
                                                     ----           ----

     Pretax loss                                  $(3,546,998)   $(6,166,950)

     Loss attributable to AMS                       2,503,162      1,764,596
                                                  -----------    -----------

     Parent company pretax income (loss)          $(1,043,836)   $(4,402,354)
                                                  ===========    ===========

     Expected tax (benefit) at 34%                  $(355,000)   $(1,497,000)


     Adjustment due to increase in
               valuation reserve                      355,000      1,497,000

     Utilization of available net operating loss
               carryforward                                --             --

     Tax provision per financial statements       $        --    $        --
                                                  ===========    ===========

          At September 30, 1995, other current assets include refundable federal and state taxes totaling approximately $709,000.


     (NOTE E) - Commitments:
     ----------------------

          [1]  Operating leases:
               ----------------

               The Company leases facilities and equipment under noncancelable operating leases expiring at various dates through fiscal 2000. Facilities leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totalled approximately $485,000 and $300,000 for the nine month periods ended September 30, 1995 and 1994 and $398,000 and $370,000 for the years ended December 31, 1994 and 1993, respectively.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE E) - Commitments: - (Continued)
     ----------------------

               Future basic rental commitments under operating leases are as follows:

                    Fiscal Year
                    -----------
                    1996                     $1,721,875
                    1997                      1,365,966
                    1998                      1,024,384
                    1999                        447,524
                    2000                        264,864
                                              ---------
                        Total                $4,824,613
                                             ==========

     Hospital Sites
     --------------

               The Company also leases specially prepared sites at certain hospitals at which it operates its mobile MRI units. Space is also generally leased within the hospital facilities for patient registration and clinical and other administrative services. Lease agreements with the hospitals are typically for five years.

          Future rentals under hospital rent agreements are as follows:

                    Fiscal Year
                    -----------
                    1996                     $  379,724
                    1997                        323,951
                    1998                        259,699
                    1999                        120,500
                    2000                         51,000
                    Thereafter                       --
                                              ---------
                    Total                    $1,134,874
                                              =========

               Hospital rental expenses for the nine months ended September 30, 1995 totalled $38,272.

          [2]  GE agreement:
               ------------

               During  1993, the Company entered into  an agreement with General
     Electric Company ("GE") to manufacture and distribute its option enhancement systems exclusively for GE customers, which terminated as to exclusivity on December 31, 1994. The agreement provides for certain royalties to be paid to GE under certain conditions subsequent to the period of exclusivity. Under the above agreement, GE is obligated to purchase certain equipment from the Company through December 31, 1995. As of December 31, 1995, GE had not satisfied its minimum obligations under the above agreement. The Company is currently negotiating new terms with GE under which it expects to continue to provide systems to GE.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE E) - Commitments: - (Continued)
     ----------------------

          [3]  Employment agreements:
               ---------------------

               The Company has entered into employment agreements with several of its officers expiring at various dates through December 31, 1996. The agreements provide for annual base salaries aggregating approximately $421,000 for the nine months ended September 30, 1995. The agreements also provide for certain bonuses including a bonus equal to 5% of the Company's net income before interest and taxes, and certain death and disability benefits. Further, the agreements provide for benefits in the event, as defined, that the officers terminate their relationships with the Company.

          [4]  Other commitments:
               -----------------

               In June 1991, an  action was commenced alleging that  the Company breached a written agreement to lease a new facility. The action was settled in 1993. Under the terms of the settlement, the Company agreed to pay a total of $130,000, of which $60,000 was paid in 1993, $35,000 was paid in 1994, and the remaining $35,000 was paid in 1995.

               The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes, based on consultation with counsel, that any such liabilities resulting from these matters would not materially affect the consolidated financial position of the Company or its results of operations.


     (NOTE F) - Capital Transactions:
     -------------------------------

          [1]  Warrants:
               --------

               In connection with the acquisition of MDI (see Note J), the Company issued 2,331,722 warrants to purchase the Company's stock at a purchase price of $3.75 per share at any time up to the expiration date on August 31, 2000.

               In connection with various debt and equity financing arrangements prior to 1994, the Company had issued warrants to purchase the Company's common stock. During 1993, all outstanding warrants were either exercised or expired. The warrants exercised resulted in the Company issuing 6,262,746 shares of common stock for net proceeds of approximately $10,600,000.

               In 1993, a consultant was engaged to assist the Company in connection with the exercise of the above warrants. In lieu of a cash payment, the consultant was granted 189,000 shares of common stock and an option to purchase 250,000 shares of common stock at a

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE F) - Capital Transactions: - (Continued)
     -------------------------------

     purchase price of $2.50 per share. The difference between the fair market value of the common stock and the amount to be paid therefore, amounting to $801,750, has been recorded as consulting expense in the accompanying financial statements for the year ended December 31, 1993. The Company cancelled all of the options and 63,000 of the shares previously granted resulting in other income of approximately $392,000 during the nine months ended September 30, 1995.

               During 1994, in connection with an agreement with a financial advisory firm, the Company issued a warrant to the advisory firm to purchase 350,000 shares of the Company's common stock. The warrant is exercisable at $5.00 per share at any time up to the expiration date on March 6, 2005. The number of shares under the warrant and the exercise price are subject to adjustment in the event of stock dividends or splits. The warrant was sold to the investment advisor for $200 and has been valued at $35,200 in the accompanying financial statements. In addition to the warrant, the advisory firm received a quarterly retainer fee of $15,000 and received an additional fee for specific financing, merger or acquisition services. The agreement is cancelable by either party at any time.

          [2]  Related-party transactions:
               --------------------------

               One of the Company's former directors who is the brother of the president and sole shareholder of the underwriting firm used in the Company's initial public offering in 1983 was a director at the time of the offering. The underwriting firm has also assisted the Company in other financing transactions, including the public offering of the Company's subsidiary. The underwriting firm has received substantial fees, commissions and expenses for its services. During 1993, the underwriting firm exercised the remaining portion of a unit purchase option granted in connection with a private placement of securities whereby the underwriter purchased 146,000 shares of common stock and 146,000 class A warrants for $438,000. The warrants were also exercised in 1993 as indicated in Note E.

          [3]  Stock options:
               -------------

               The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than
     1,000,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. The total number of shares authorized for grant under this plan were reached during 1993 and no additional options can be granted.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE F) - Capital Transactions: - (Continued)
     -------------------------------

               Stock option transactions under the above plan for the past three years are as follows:
                                        Number of      Option Price
                                        Shares         Per Share
                                        ------         ---------
          Balance, December 31, 1992    325,750        $ .65 - $3.31
          Granted in 1993                55,000             $3.13
          Exercised in 1993             (41,263)       $ .65 - $3.18
          Cancelled in 1993              (3,000)       $ .65 - $3.13
                                          -----
          Balance, December 31, 1993    336,487        $ .65 - $3.31
          Exercised in 1994             (12,409)       $ .65 - $3.18
          Cancelled in 1994              (2,438)       $ .65 - $3.18
                                          -----
          Balance, December 31, 1994    321,640        $ .65 - $3.31
          Granted in 1995                 6,000             $3.18
          Exercised in 1995             (15,125)            $ .65
          Cancelled in 1995             (16,300)       $3.13 - $3.18
                                         ------
          Balance, September 30, 1995   296,215        $ .65 - $3.31
                                        =======

               During 1993, the Company adopted a new employee stock option plan and a stock option plan for nonemployee directors. The employee stock option plan provides for the granting of options to purchase not more than 2,250,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 625,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expire May 25, 2003. Stock option transactions under the 1993 plans are as follows:

                                             Number
                                             of             Option Price
                                             Shares         Per Share
                                             ------         ---------

          Granted in 1993 and outstanding
               at December 31, 1993          960,000        $3.13 - $3.25
          Granted in 1994                    849,000        $2.38 - $5.25
          Cancelled in 1994                 (100,000)       $5.25
                                             -------
          Balance, December 31, 1994       1,709,000        $2.38 - $5.25
          Granted in 1995                    871,242        $ .79 - $3.94
          Cancelled in 1995                 (341,200)       $2.38 - $3.13
                                             -------
          Balance, September 30, 1995      2,239,042        $ .79 - $5.25
                                           =========

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE F) - Capital Transactions: - (Continued)
     -------------------------------

               Through September 30, 1995, options to purchase a total of 1,235,318 shares of common stock (net of cancellations) not covered by the stock option plans had been granted. Stock transactions not covered under the stock option plans in 1995, 1994 and 1993 are as follows:

                                             Number         Option
                                             of             Price
                                             Shares         Per Share
                                             ------         ---------

          Balance, December 31, 1992          633,750       $1.00 - $3.75
          Granted in 1993 (Note E[1])         250,000            $2.50
          Exercised in 1993                  (310,000)      $1.00 - $3.75
                                              -------
          Balance, December 31, 1993          573,750       $2.75 - $3.38
          Granted in 1994                      10,000            $2.75
          Exercised in 1994                  (300,000)      $2.75 - $3.18
          Cancelled in 1994                    (7,000)           $3.18
                                                -----
          Balance, December 31, 1994          276,750       $3.18 - $3.38
          Granted in 1995                     610,318       $ .79 - $2.01
          Cancelled in 1995                  (261,750)      $ .79 - $3.38
          Balance, September 30, 1995         625,318       $ .79 - $3.38
                                              =======

               Under all plan and nonplan stock options, as of September 30, 1995, options to purchase 10,958 shares were available for grant and options to purchase 2,265,325 shares at a weighted average price of $2.15 per share were exercisable. The outstanding options expire at various dates within ten years from the date of grant.

          [4]  Common stock reserved:
               ---------------------

               As of September 30, 1995, the Company has reserved approximately 2,725,000 shares of common stock for issuance upon the exercise of the outstanding stock options granted in accordance with the stock option plans and stock options not covered by stock option plans.

          [5]  Note receivable from stock sale:
               -------------------------------

               During 1994, a former employee of the Company exercised stock options in exchange for a note. The note was a nonrecourse promissory note bearing interest at the prime rate and was collateralized by the stock issued upon the exercise of the stock option. Interest was payable annually and the principal was due upon the sale of the shares by the former employee. During 1995, the note was cancelled and the stock issued was returned to the Company.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE G) - Majority-Owned Subsidiary (AMS):
     ------------------------------------------

               AMS completed its initial public offering of stock in 1993 which generated net cash proceeds to AMS of approximately $7,400,000. As a result of the offering, the Company's percentage ownership of AMS was reduced to 73%. Prior to the offering, AMS issued bridge notes with warrants to purchase shares of common stock at a price of one-half the public offering price. In connection with the offering, AMS also granted an option to the underwriter to purchase shares at a price of 130% of the public offering price. AMS has also established an employee stock option plan under which certain options have been granted. As the warrants and options are exercised, the Company's percentage ownership of AMS will be further reduced. During 1994 and 1995, most of the above warrants and options were exercised whereby the Company's percentage ownership of AMS has been reduced to approximately 61% at September 30, 1995.

               Also in connection  with the public offering,  the Company agreed to place 2,750,000 of its 4,000,000 shares of AMS stock into escrow. The escrow shares will be released based upon AMS achieving certain levels of pretax income or share price in the future. If and when the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS's stock at the time they are released. For consolidation purposes, the Company treats the escrow shares as if they were outstanding. If the shares are not ultimately released from escrow, the Company's future interest in the earnings or losses of AMS will be reduced. The Company does not currently believe that the escrow shares will be released.

     (NOTE H) - Related Party Transactions
     -------------------------------------

               MDI has a management agreement with a professional corporation owned by an officer/director of MDI (the "Professional Corporation"). Pursuant to the management agreement, MDI manages all business and administrative aspects of the Professional Corporation, excluding medical and related services. Management fees under this contract totaled $5,000 for the one month ended September 30, 1995.

               Certain of the consolidated entities have entered into an agreement with the Professional Corporation whereby the Professional Corporation provided overall supervision and direction of medical services provided by the consolidated entities. Each of the agreements was for a five-year period, and required the payment of an annual fee and an initial training fee. Currently, each agreement renews automatically for one-year periods unless terminated by either party with appropriate advance notice.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE I) - Joint Venture
     ------------------------

               MDI and an unrelated party (the "Joint Venture Partner") formed a joint venture (the "Joint Venture") under an agreement dated December 31, 1986, as amended (the "Joint Venture Agreement"). The Joint Venture was organized to license an MRI unit to an MDI operating entity (the "MDI Operating Entity") and to manage the MDI Operating Entity. The Joint Venture Partner was entitled to 46% of the net earnings of the Joint Venture during the ten-year term of the Joint Venture Agreement.

               The   Joint   Venture   Partner   purchased,   for  approximately
     $2,620,000, the necessary MRI equipment/van and leasehold improvements which it licenses to the Joint Venture. The Joint Venture Agreement requires licensing fees to be paid as weekly priority payments to the Joint Venture Partner. Licensing fees have aggregated approximately $44,170 for the one month ended September 30, 1995. The Joint Venture in turn sublicenses the equipment/van and leasehold improvements to the MDI Operating Entity on the same terms under a Restated and Amended Medical Imaging Lease and Services Agreement dated August 6, 1990 and expiring on December 31, 1996 (the "Lease and Services Agreement"). These transactions have been accounted for as a capital lease in the accompanying consolidated financial statements and are included in the disclosures in Note C.

               In 1990, the parties agreed to amend and restate various existing agreements and to sign a Medical Imaging Lease and Services Agreement effective June 1, 1990 and expiring on December 31, 1996 between the Joint Venture and a second MDI operating entity. Also, the Joint Venture Partner agreed to loan MDI up to $487,500 which amount was, on December 20, 1990, converted to purchase from MDI an additional 5% interest in the earnings of the Joint Venture. In connection with this transaction, MDI deferred a $445,730 gain, which is being amortized on a straight-line basis over the remaining term of the Joint Venture Agreement as an offset to minority interest in consolidated partnerships' net income in the accompanying consolidated statements of income.

               The Company filed a complaint in September 1992 against the Joint Venture Partner and certain of its affiliates, seeking a declaration, damages, and equitable relief relating to an alleged breach by the Joint Venture Partner of certain fiduciary and contractual obligations with respect to the business of the Company. The Joint Venture Partner filed a counterclaim against the Company also seeking damages and equitable relief while alleging breach of fiduciary and contractual obligations by the Company. Although the outcome of this litigation is uncertain, the Company does not believe that the results of this litigation will have a material effect on the consolidated financial position or results of operations of the Company.

               Deferred gains, including $60,000 per year related to the Joint Venture Agreement, of approximately $11,000 related to the above transactions have been amortized during the one month ended September 30, 1995.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE J) - Acquisition of Medical Diagnostics, Inc.
     ---------------------------------------------------

               Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "Merger") with a wholly-owned subsidiary of the Company. In connection with the Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger (see Note C). The acquisition has been accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, 2,331,722 warrants to purchase ANMR stock at $3.75 per share were issued to MDI shareholders (see Note F). The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,933,000 which has been assigned to goodwill and is being amortized on a straight-line basis over thirty years. At September 30, 1995, the Company owed former MDI shareholders approximately $1,696,000 for MDI common stock not yet converted.

               The following unaudited pro forma financial information combines the results of the Company and the acquired entity as if these acquisitions had occurred on January 1, 1994 and 1995, after giving effect to amortization of goodwill and deferred financing fees, increased interest expense on the borrowings, reversal of direct acquisition costs, reversal of tax benefit recorded and decreases in interest income. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1994 and 1995 or results that may occur in the future.

                              Nine months ended        Twelve months ended
                              September 30, 1995       December 31, 1994
                              ------------------       -----------------

     Net revenues             $25,423,000              $26,312,000
     Net loss                 $(3,481,000)             $(4,420,000)
     Loss per share           $(0.12)                  $(0.15)

     (NOTE K) - Business Segment Information
     ---------------------------------------

               The nature  of  the  products  and  services  classified  in  the business segments presented herein are described in Note A. Imaging Systems includes revenues and expenses of the Company's manufacturing business and Imaging and Rehabilitation Services includes the revenues and expenses of the Company's Services business.

               For the nine months ended September 30, 1995:

                                                  Imaging and
                                   Imaging        Rehabilitation
                                   Systems        Services       Consolidated
                                   -------        --------       ------------

     Sales                         $6,643,000     $1,975,000     $8,618,000
     Operating loss                (2,657,000)      (286,000)    (2,943,000)
     Identifiable assets           39,331,000     19,101,000     58,432,000
     Depreciation and amortization    397,000        237,000        634,000
     Capital expenditures             182,000         16,000        198,000

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

     (NOTE L) - Subsequent Event
     ---------------------------

               Effective November 28, 1995, the Company terminated the Key Employment Agreement, dated May 2, 1995, of John A Lynch, Senior Vice President of the Company and Chief Executive Officer of MDI. MDI's Chief Operating Officer was named the Acting President of MDI. At September 30, 1995, accrued expenses include approximately $500,000 of severance benefits accrued in accordance with the terms of the The Key Employment Agreement.

                                      SIGNATURES
                                      ----------

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January 1996.

     ADVANCED NMR SYSTEMS, INC.


     By:  /s/ Enrique Levy
          ---------------------------
          Enrique Levy, President/COO

          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                               Title                    Date
     ---------                               -----                    ----

     /s/ Jack Nelson                  Chairman of the         January 12, 1996
     ------------------------------   Board
     Jack Nelson

     /s/ Enrique Levy                 President, Chief        January 12, 1996
     ------------------------------   Operating Officer
     Enrique Levy                     and Director

     /s/ Robert Spira, M.D.           Vice Chairman of        January 12, 1996
     ------------------------------   the Board
     Robert Spira, M.D.

     /s/ Charles Moche                Chief Financial and     January 12, 1996
     ------------------------------   Accounting Officer
     Charles Moche

                                      Director                January   , 1996
     ------------------------------
     George Aaron

     /s/ Edward Connors               Director                January 12, 1996
     ------------------------------
     Edward Connors

                                      Director                January   , 1996
     ------------------------------
     John A. Lynch

     /s/ George A. Silver, M.D.       Director                January 12, 1996
     ------------------------------
     George A. Silver, M.D.

     /s/ Sol Triebwasser, Ph.D.       Director                January 12, 1996
     ------------------------------
     Sol Triebwasser, Ph.D.

                              EXHIBIT INDEX


      Exhibit
      -------

        3.4          Certificate of Amendment of Certificate of
                     Incorporation of Advanced NMR Systems, Inc.

       10.6          Employment Agreement of Enrique Levy

       21            Subsidiaries of the Registrant

       23            Independent Auditors' Consent

       27            Financial Data Schedule