Form 10-Q
period 1995-12-31
ADVANCED NMR SYSTEMS INC
filed 1996-02-14
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                            -----------------------------

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1995
                                    -----------------

                                          or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    --------------

     Commission File Number: 0-11914
                             -------

                              Advanced NMR Systems, Inc.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                     22-2457487
     -------------------------------                   -------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification No.)


           46 Jonspin Road, Wilmington, Massachusetts        01887
           -----------------------------------------------------------
            (Address or principal executive offices)      (Zip Code)

                                    (508) 657-8876
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     x      No
          -------        ----

     As of January 31, 1996, there were 30,183,546 shares of Common Stock, $.01 par value, outstanding.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

     PART I.   FINANCIAL INFORMATION                                  Page No.
               ---------------------                                  --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           December 31, 1995 and September 30, 1995       1

                         Consolidated Statements of Operations:
                           Quarters Ended December 31, 1995
                           and December 31, 1994                          2

                         Consolidated Statement of Stockholders' Equity   3

                         Consolidated Statements of Cash Flows:
                           Quarters Ended December 31, 1995
                           and December 31, 1994                          4

                         Notes to Consolidated Financial Statements     5 - 8

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results
                           of Operations                                9 - 10


     PART II.  OTHER INFORMATION
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K                  11

               Signatures                                                 12

     FORM 10-Q
     PART I. FINANCIAL INFORMATION
     ITEM 1. - FINANCIAL STATEMENTS

                      ADVANCED NMR SYSTEMS INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                  December 31,   September 30,
     ASSETS                                           1995           1995
     ------                                           ----           ----
     Current assets:
       Cash and cash equivalents                   $5,286,486     $7,542,508
       Accounts receivable, net of reserve for bad
         debts of $2,256,000 at December 31, 1995
         and $2,103,000 at September 30, 1995       8,389,196      9,741,892
       Inventories                                  5,436,192      3,312,591
       Other current assets                         2,272,245      1,972,871
                                                   ----------     ----------
           Total current assets                    21,384,119     22,569,862
                                                   ----------     ----------

     Equipment, building, furniture and leasehold
       improvements, net                            7,658,232      8,207,687
     Patent costs, net                                201,755        205,754
     Goodwill, net                                 26,678,903     26,858,226
     Other                                            580,617        590,180
                                                   ----------     ----------
     TOTAL                                        $56,503,626    $58,431,709
                                                  ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
       Accounts payable                            $2,074,958     $1,001,130
       Accrued expenses                             3,081,438      3,024,216
       Due to shareholders                             46,102      1,696,102
       Customer deposits                            1,347,619             --
       Accrued compensation                           688,613      1,331,188
       Other current liabilities                      124,136        159,971
       Current portion of long-term debt and
         capital lease obligations                  4,737,064      4,274,110
                                                   ----------     ----------
           Total current liabilities               12,099,930     11,486,717
                                                   ----------     ----------

     Long-term debt and capital lease
       obligations, less current portion           15,540,965     16,279,352
     Deferred revenues, net of current                 33,570         33,567

     Minority interest in net assets of
       consolidated entities                        2,360,064      2,614,107

     Stockholders' equity:
       Preferred stock, $.01 par value;
         authorized, 1,000,000 shares;
         issued, none                                      --            --
       Common stock, $.01 par value;
         authorized, 50,000,000 shares;
         issued 30,183,546 at December 31, 1995
         and 30,151,821 shares at
         September 30, 1995                           301,835        301,518
       Additional paid-in capital                  58,267,185     58,246,689
       Accumulated deficit                        (32,097,673)   (30,527,991)
                                                  -----------    -----------
                                                   26,471,347     28,017,966
     Less: treasury stock, at cost -
       225,000 common shares                            2,250          2,250
                                                  -----------    -----------
           Total stockholders' equity              26,469,097     28,017,966
                                                  -----------    -----------
     TOTAL                                        $56,503,626    $58,431,709
                                                  ===========    ===========

    The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                        December 31,
                                                  -------------------------

                                                   1995              1994
                                                   ----              ----
     Revenues:
       System sales                             $    49,198      $    63,390
       Net patient service revenue                6,013,410               --
       Management fees and other                    141,968               --
                                                  ---------           ------
       Total revenues                             6,204,576           63,390
                                                  ---------           ------

     Operating expenses:
       Cost of goods sold                            15,792          191,944
       Cost of service operations                 3,779,714               --
       Research and development                     650,314          767,218
       Selling, general and administrative        2,454,250        1,507,376
       Provision for bad debt and collection
         costs                                      473,989               --
                                                  ---------        ---------
           Total operating expenses               7,374,059        2,466,538
                                                  ---------        ---------

     Loss from operations                       (1,169,483)      (2,403,148)

     Interest, net                                (383,813)         (16,228)
                                                  ---------        ---------

     Loss before minority interests             (1,553,296)      (2,419,376)

     Minority interests in net (income)
       loss of consolidated entities               (16,386)          214,166
                                                  ---------        ---------
     Net loss                                  $(1,569,682)      $(2,205,210)
                                                 =========         =========

     Net loss per share                              $(.05)            $(.09)
                                                       ===               ===
     Weighted average number of shares
       outstanding                               30,167,696       23,603,251
                                                 ==========       ==========


    The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                  Common Stock
                             ----------------------     Paid-in     Accumulated
                             Shares          Amount     Capital       Deficit
                             ------          ------     -------       -------
     Balance -
       September 30,
       1995               30,151,821     $301,518   $58,246,689   $(30,527,991)

         Exercise of
           stock options      31,725          317        20,496             --

         Net loss for
           period                 --           --            --    (1,569,682)
                          ----------     --------   -----------   ------------

     Balance -
       December 31,
       1995               30,183,546     $301,835   $58,267,185  $(32,097,673)
                          ==========     ========   ===========  =============




                               Treasury Stock
                             -------------------
                             Shares       Amount          Total
                             ------       ------          -----
     Balance -
       September 30,
       1995                  225,000     $(2,250)       $28,071,966

         Exercise of
           stock options          --           --            20,813

         Net loss for
           period                 --           --        (1,569,682)
                             -------     ---------      ------------

     Balance -
       December 31,
       1995                  225,000     $(2,250)       $26,469,097
                             =======     ========       ============

    The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                     Three Months Ended
                                                        December 31,
                                                  ------------------------
                                                   1995              1994
                                                   ----              ----
     Cash flows from operating activities:
       Net loss                                $(1,569,682)     $(2,205,210)
       Adjustments to reconcile net loss to
         net cash used in operating
         activities:
       Minority interest in net income (loss)
         of consolidated entities                    16,386        (214,166)
       Depreciation and amortization                836,376          144,720
       Common stock and warrant issued for
         services                                        --           35,000
       Changes in assets and liabilities:
           Accounts receivable, net               1,352,696            2,152
           Inventories                          (2,123,601)        (770,550)
           Other current assets                   (315,674)         (60,937)
           Accounts payable and accrued
             expenses                               183,828        1,552,912
                                                 ----------        ---------

       Net cash used in operating activities     (1,619,671)      (1,516,079)
                                                  ---------        ---------

     Cash flows from investing activities:
       Patent costs                                (12,122)         (46,115)
       Purchase of equipment, furniture and
         leaseholds improvements                   (20,495)         (55,388)
       Other assets                                (45,116)         (13,430)
                                                  ---------        ---------

     Net cash used in investing activities         (77,733)        (114,933)
                                                  ---------        ---------

     Cash flows from financing activities:
       Exercise of stock options                     20,815               --
       Proceeds from issuance of long-term debt     255,000               --
       Proceeds from repayment of note receivable        --          110,000
       Repayment of long-term debt and capital
         lease obligations                        (530,433)         (27,228)
       Distributions to minority interests        (304,000)               --
       Sale of warrant rights                            --              200
       Sale of subsidiary stock                          --          240,054
                                                  ---------        ---------
       Net cash provided (used) in financing
         activities                               (558,618)          323,026
                                                  ---------        ---------

     NET DECREASE IN CASH AND CASH EQUIVALENTS  (2,256,022)      (1,307,986)

     CASH AND CASH EQUIVALENTS, BEGINNING
       OF PERIOD                                  7,542,508        6,907,841
                                                  ---------        ---------

     CASH AND CASH EQUIVALENTS, END OF PERIOD    $5,286,486       $5,599,855
                                                  =========        =========

     Supplemental disclosures of cash flow
       information:
     Interest paid during the period               $412,468          $21,017
                                                    =======           ======


    The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     -----------------------------------------------------

     Note 1 - Basis of Presentation
     ------------------------------

          The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

          The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the nine month period ended September 30, 1995.


     Note 2 - The Company
     --------------------

          Advanced NMR Systems, Inc. ("ANMR"or the "Company") operates its business under two segments consisting of Imaging Systems and Imaging and Rehabilitation Services.

          Imaging Systems
          ---------------

          ANMR was founded in 1983 to develop echo planar imaging ("EPI"), an ultrafast MRI technology. From its inception through November 1992, the Company engaged exclusively in research and development activities. The Company, through its Imaging Systems business, develops, manufactures and markets technically advanced magnetic resonance imaging ("MRI") systems for clinical applications and advanced research. In 1992, ANMR received FDA clearance for its InstaScan system and commenced commercial marketing activities to clinical institutions. The Company is developing additional MRI-based products, including very high field whole body systems and lower cost, dedicated MRI systems for functional neuro-imaging and orthopedic applications.

          In 1992, the Company formed AMS as a subsidiary for the purpose of financing the development of the MR Breast Imaging system. In early 1993, AMS completed its initial public offering. ANMR has an approximately 61% ownership interest in Advanced Mammography Systems, Inc. ("AMS"), a publicly-traded company, which has developed a dedicated MR Breast Imaging system that is pending U. S. Food and Drug Administration ("FDA") clearance for commercial use. AMS is traded on the NASDAQ stock market under the ticker symbol MAMO (see Note 7 regarding the definitive merger agreement between the Company and AMS).

          Imaging and Rehabilitation Services
          -----------------------------------

          The Imaging and Rehabilitation Services segment consists of Medical Diagnostics, Inc. ("MDI"), which the Company acquired on August 31, 1995 as the initial phase of the Company's strategy to penetrate and expand its business into MRI and rehabilitation services. MDI is an operator and manager of a network of mobile and fixed MRI units in Massachusetts, New York, Virginia, West Virginia and Tennessee. MDI also provides Single Photon Emission Computer Tomography

     ("SPECT") nuclear medicine imaging services, Computerized Axial Tomography ("CT") medical imaging services and physical therapy services. MDI operates much of its business through various partnerships and joint ventures in which MDI or a wholly-owned subsidiary of MDI serves as a general partner.


     Note 3 - The GEMS Agreement
     ---------------------------

          In July 1994, the Company concluded an agreement with General Electric Medical Systems ("GEMS") for the sale of 3T and 4T research MR systems to GEMS through June 1997. These systems, which have not yet been submitted to the FDA for clearance for commercial use, will be sold to research institutions throughout the world. To date, very high field systems utilizing "InstaScan" have been installed at University of Florida at Gainsville and the University of California at Los Angeles ("UCLA"). Two systems will be shipped to universities in Japan during the second quarter of fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the InstaScan product.

          The Company had marketed InstaScan through joint marketing agreements with GEMS. The 1993 Agreement had provided for GEMS to purchase 100 InstaScan units over a two year period which ended on December 31, 1994, and if GEMS did not achieve the minimum purchases it was to have paid certain amounts as a penalty. In July 1994, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. As of January 31, 1996, GEMS has purchased 17 InstaScan systems and two 3T/4T systems and two additional units are expected to be delivered to sites in Japan during the second fiscal quarter of 1996. As of January 31, 1996, GEMS had not satisfied its minimum obligations under the InstaScan contract. The minimum purchase obligation is subject to usual conditions of sale, including changes in health care regulation covering MRI products. In January 1996, the Company reached an agreement with GEMS to extend the contract between the companies whereby the Company is the exclusive system integrator for 3T and 4T MR imaging systems through June 1999 and extended the period for the payment of the minimum purchase obligation.


     Note 4 - AMS (Subsidiary) Escrow Shares
     ---------------------------------------

          In July 1992, the Company licensed (the "ANMR License Agreement") to AMS to use the Company's technology in the development of a dedicated MR Breast Imaging system. As consideration for the ANMR License Agreement, AMS paid to the Company $1,680,000 and issued 4,000,000 shares of its common stock, of which 2,750,000 shares are subject to an escrow agreement for release based upon AMS achieving certain levels of pretax income or share price in the future as follows: (a) 916,667 escrow shares are released if AMS's minimum pretax income is at least $3.0 million during fiscal year 1995 and (b) the remaining 1,833,333 escrow shares are released or, if none of the escrow shares have been released under (a), then all 2,750,000 of the escrow shares are released, if (i) AMS's minimum pretax income is at least $5.0 million during fiscal year 1995; or (ii) AMS's minimum pretax income is at least $8.0 million during fiscal year 1996; or
     (iii) AMS's Common Stock averages in excess of $20.00 per share for 30 consecutive days. On May 1, 1997, all escrow shares not released from escrow will be forfeited and contributed to the capital of AMS. If and when the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS Common Stock at the time they are released. For consolidation purposes, the Company treats the escrow shares as if they were outstanding.

          The accompanying consolidated financial statements reflect the minority interest of the public stockholders. All significant intercompany transactions between the Company and AMS have been eliminated in consolidation.

     Note 5 - Pro Forma Financial Information
     ----------------------------------------

          Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "Merger") with a wholly-owned subsidiary of the Company. In connection with the Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger. The acquisition has been accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000.
     In addition, approximately 2,332,000 warrants to purchase ANMR stock at $3.75 per share were issued to MDI shareholders. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,978,000 which has been assigned to goodwill and is being amortized on a straight-line basis over thirty years.

          The following unaudited pro forma financial information combines the results of the Company and the acquired entity as if these acquisitions had occurred on October 1, 1994, after giving effect to amortization of goodwill and deferred financing fees, increased interest expense on the borrowings, reversal of direct acquisition costs, reversal of tax benefit recorded and decreases in interest income. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisitions been made as of October 1, 1994 or results that may occur in the future.

                               Three months ended
                                December 31,1994
                               ------------------
     Net revenues                   $5,562,000
     Net loss                     $(2,783,000)
     Loss per share                    $(0.09)

     Note 6 - Business Segment Information
     -------------------------------------

          The nature of the products and services classified in the business segments presented herein are described in Note 2. Imaging Systems includes revenues and expenses of the Company's manufacturing business and Imaging and Rehabilitation Services includes the revenues and expenses of the Company's Services business.

          For the three months ended December 31, 1995:

                                                    Imaging and
                                      Imaging     Rehabilitation
                                      Systems        Services      Consolidated
                                       ------         -------      ------------
     Sales                            $49,000       $6,155,000      $6,205,000
     Operating income (loss)       (2,069,000)         900,000      (1,169,000)
     Identifiable assets           39,926,000       16,577,000      56,503,000
     Depreciation and amortization    363,000          473,000         836,000
     Capital expenditures              20,000           13,000          33,000

     Note 7 - Definitive Merger Agreement
     ------------------------------------

          On February 4, 1996, the Company entered into an Agreement and Plan of Merger with AMS. Pursuant to that agreement, AMS shareholders (other than ANMR) will receive, on a tax-free basis, shares of the Company's Common Stock for each AMS share, with the actual number of shares of ANMR Common Stock to be issued will be determined by dividing $2.625 by the average closing price of ANMR Common Stock over a 30-day trading period ending five days prior to the closing of the transaction, provided that ANMR will not issue more than 1.297059 shares or fewer than 1.173529 shares for each share of AMS Common Stock. Upon completion of the merger, AMS will operate as a wholly-owned subsidiary of the Company. Completion of the merger is subject, among other things, to AMS shareholder approval. The Company and AMS will file shortly with the Securities and Exchange Commission a registration statement including a proxy statement for AMS shareholders and a prospectus for the shares of ANMR Common Stock to be issued in the merger.

     FORM 10-Q
     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

          The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the nine month period ended September 30, 1995. Results of operations for the three months ended December 31, 1995 include MDI's operations.

     Results of Operations
     ---------------------

          Imaging Systems sales consists of service income of $49,000 in the three months ended December 31, 1995. The Company expects system sales to fluctuate from quarter to quarter as products continue to be commercialized. As a percentage of revenues, cost of goods sold was approximately 32% in the three months ended December 31, 1995. Costs of goods sold for the three months ended December 31, 1994 included unabsorbed overhead variances. As of January 31, 1996, there was a backlog for two 3T systems including two InstaScan Whole Body and two InstaScan Neuro coils with a value of $4.5 million. These shipments are expected to be made in the second and third quarters of fiscal 1996.

          Net patient service revenue of $6,013,000 for the three months ended December 31, 1995 represents the contribution from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $3,780,000 and provision for bad debt and collection costs of $474,000 similarly relate to these service revenues. The Company expects that MDI will contribute significant revenue and operating income in fiscal 1996 and beyond, which earnings will be significantly enhanced by the tax net operating loss carryforwards available to the Company.

          Research and development expenses related to Imaging Systems decreased to $650,000 (including $222,000 by AMS) in the first quarter of fiscal 1996 from $767,000 (including $275,000 by AMS) in the comparable quarter ended December 31, 1994. These spending levels reflect the Company's investment in product upgrades and new products based on its proprietary EPI technology as well as software enhancement and the development of a localization and biopsy device for the dedicated MR Breast Imaging system of its subsidiary AMS.

          Selling, general, and administrative expenses increased from $1,507,000 (including $464,000 by AMS) in the three months ended December 31, 1994 to $2,454,000 (including $432,000 by AMS) in the first quarter of fiscal 1996. This increase was primarily due to the addition of $1,002,000 from MDI operations in the first quarter of fiscal 1996.

          Interest expense increased from $16,000 to $384,000 primarily due to the financing of the MDI acquisition, effective August 31, 1995 and MDI's operations for the first quarter ended December 31, 1995.

          Effective with the merger with MDI, minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners offset by losses related to AMS minority shareholders. For the first quarter of fiscal 1996, allocation of earnings to MDI's partners exceeded losses allocated to AMS minority shareholders approximately $16,000. In the comparable quarter ended December 31, 1994, the total minority interests represents only the allocation of AMS losses to minority shareholders.

     Liquidity and Capital Resources
     -------------------------------

          At December 31, 1995 the Company had working capital of $9,284,000, including available cash and cash equivalents of $5,286,000 (including $808,000 at MDI and $1,402,000 at AMS). The decrease from the September 30, 1995 cash and cash equivalents balance of $7,543,000 is largely the result of payment of approximately $1,696,000 required to complete the MDI acquisition, which included common stock not yet converted by former MDI shareholders.

          As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of January 31, 1996, $5,555,000 of the revolving loan has been utilized, including $800,000 for letters of credit securing certain MRI units operated by MDI, and all of the term loan has been utilized.

          The Company expects that 1) liquidity provided by existing cash balances, 2) revenues expected to be generated by Imaging Systems sales and
     3) steady earnings by MDI, which will be offset by net operating loss carryforwards thereby decreasing the Company's income tax provision, will be sufficient to meet the Company's operating and related debt service requirements in fiscal 1996. In addition, depending on market conditions, the Company may seek to obtain funds through debt or additional equity placements or through joint ventures or through other collaborations. However, there is no assurance that such placements or joint ventures or collaborations would be successful or on terms not dilutive to present stockholders.

          Cash used in operating and investing activities remained consistent between the three months ended December 31, 1995 and the first quarter of fiscal 1996. The significant cash flows from financing activities for the three months ended December 31, 1994 include proceeds totaling $240,000 from the exercise of AMS warrants and partial repayment totaling $110,000 of a note receivable. During the first quarter of fiscal 1996, cash used by financing activities includes repayment of long-term debt of $530,000 and distributions to minority interests totaling $304,000.

     FORM 10-Q
     PART II   OTHER INFORMATION

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None

     (b)  Form 8-K

          On December 19, 1995, the Company filed a Report on Form 8-K announcing the termination of the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Senior Vice President of the Company and President of MDI. In addition, the Report of Form 8-K announced the resignation of a director of the Company.

     FORM 10-Q



                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Advanced NMR Systems, Inc.
                                                  --------------------------
                                                         (Registrant)


     Date      February 13, 1996                  /s/ Jack Nelson
               -----------------                  --------------------------
                                                  Jack Nelson
                                                  Chief Executive Officer


     Date      February 13, 1996                  /s/ Charles M. Moche
               -----------------                  --------------------------
                                                  Charles M. Moche
                                                  Chief Financial Officer

                             EXHIBIT INDEX
                             -------------


      Exhibit                Description
      -------                -----------

        27                   Financial Data Schedule