Form 10-Q/A
period 1995-12-31
ADVANCED NMR SYSTEMS INC
filed 1996-02-26
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                            -----------------------------

                                     FORM 10-Q/A

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

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q filed on February 13, 1996 as set forth in the pages attached hereto:

     1. Part I, Item 1, page 6,-Note 3 is amended to correct disclosure regarding expected delivery of equipment.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

     PART I.   FINANCIAL INFORMATION                                  Page No.
               ---------------------                                  --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           December 31, 1995 and September 30, 1995      1

                         Consolidated Statements of Operations:
                           Quarters Ended December 31, 1995
                           and December 31, 1994                         2

                         Consolidated Statement of Stockholders'
                           Equity                                        3

                         Consolidated Statements of Cash Flows:
                           Quarters Ended December 31, 1995
                           and December 31, 1995                         4

                         Notes to Consolidated Financial Statements    5 - 8


     PART II.  OTHER INFORMATION
               -----------------

               Signatures                                                9

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


     Note 3 - The GEMS Agreement
     ---------------------------

          In July 1994, the Company concluded an agreement with General Electric Medical Systems ("GEMS") for the sale of 3T and 4T research MR systems to GEMS through June 1997. These systems, which have not yet been submitted to the FDA for clearance for commercial use, will be sold to research institutions throughout the world. To date, very high field systems utilizing "InstaScan" have been installed at University of Florida at Gainsville and the University of California at Los Angeles ("UCLA"). Two systems are expected to be shipped to universities in Japan during the second and third quarters of fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the InstaScan product.

          The Company had marketed InstaScan through joint marketing agreements with GEMS. The 1993 Agreement had provided for GEMS to purchase 100 InstaScan units over a two year period which ended on December 31, 1994, and if GEMS did not achieve the minimum purchases it was to have paid certain amounts as a penalty. In July 1994, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. As of January 31, 1996, GEMS has purchased 17 InstaScan systems and two 3T/4T systems and two additional units are expected to be delivered to sites in Japan during the second and third quarters of fiscal 1996.
     As of January 31, 1996, GEMS had not satisfied its minimum obligations under the InstaScan contract. The minimum purchase obligation is subject to usual conditions of sale, including changes in health care regulation covering MRI products. In January 1996, the Company reached an agreement with GEMS to extend the contract between the companies whereby the Company is the exclusive system integrator for 3T and 4T MR imaging systems through June 1999 and extended the period for the payment of the minimum purchase obligation.


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


     Date      February 23, 1996                  /s/ Jack Nelson
               -----------------                  --------------------------
                                                  Jack Nelson
                                                  Chief Executive Officer


     Date      February 23, 1996                  /s/ Charles M. Moche
               -----------------                  --------------------------
                                                  Charles M. Moche
                                                  Chief Financial Officer