Form 10-Q
ADVANCED NMR SYSTEMS INC
filed 1996-05-20
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ______________________________

                                      FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 1996
                                     --------------

                                          or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ____________ to ______________

      Commission File Number: 0-11914
                              -------

                                Advanced NMR Systems, Inc.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

           Delaware                                 22-2457487
      -------------------------------         ---------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

                     46 Jonspin Road, Wilmington, Massachusetts  01887
                   -----------------------------------------------------
                   (Address or principal executive offices)   (Zip Code)

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

      As of April 30, 1996, there were 30,259,308 shares of Common Stock, $.01 par value, outstanding.

                        ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        -------------------------------------------

                                           INDEX
                                           -----

      PART I.  FINANCIAL INFORMATION                                Page No.
               ---------------------                                --------

               Item 1.  Financial Statements

                     Consolidated Balance Sheets:
                        March 31, 1996 and September 30, 1995             1

                     Consolidated Statements of Operations:
                        Quarters and Six Months Ended March 31, 1996
                        and March 31, 1995                                2

                     Consolidated Statement of Stockholders' Equity       3

                     Consolidated Statements of Cash Flows:
                        Six Months Ended March 31, 1996
                        and March 31, 1995                                4

                     Notes to Consolidated Financial Statements         5 - 7

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   8 - 9


      PART II. OTHER INFORMATION
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K                 10

               Signatures                                                11

     FORM 10-Q
     Part I. FINANCIAL INFORMATION
     ITEM 1. - Financial Statements

                        ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                            March 31,     September 30,
     ASSETS                                     1996           1995
     ------                                     ----           ----

     Current assets:
      Cash and cash equivalents             $3,342,997      $7,542,508
      Accounts receivable, net of
        reserve for bad debts of
        $2,358,000 at March 31, 1996
        and $2,103,000 at September
        30, 1995                            10,296,910       9,741,892
      Inventories                            5,291,909       3,312,591
      Other current assets                   1,769,836       1,972,871
                                           -----------     -----------
         Total current assets               20,701,652      22,569,862
                                           -----------     -----------

     Equipment, building,
      furniture and leasehold
      improvements, net                      9,291,123       8,207,687
     Patent costs, net                         204,350         205,754
     Goodwill, net                          26,452,580      26,858,226
     Other                                     654,566         590,180
                                           -----------     -----------
     TOTAL                                 $57,304,271     $58,431,709
                                           ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
      Accounts payable                      $3,527,394      $1,001,130
      Accrued expenses                       2,054,036       3,024,216
      Due to shareholders                       46,102       1,696,102
      Customer deposits                        924,071              --
      Accrued compensation                     864,290       1,331,188
      Other current liabilities                117,792         159,971
      Current portion of long-term
        debt and capital
        lease obligations                    4,803,899       4,274,110
                                           -----------     -----------
         Total current liabilities          12,337,584      11,486,717
                                           -----------     -----------

     Long-term debt and capital
      lease obligations,
      less current portion                  17,074,151      16,279,352
     Deferred revenues, net of current              --          33,567

     Minority interest in net
       assets of consolidated
       entities                              2,063,593       2,614,107

     Stockholders' equity:
      Preferred stock, $.01 par value;
        authorized, 1,000,000 shares;
        issued, none                                --              --
      Common stock, $.01 par value;
        authorized, 50,000,000 shares;
        issued 30,259,308 at March 31,
        1996 and 30,151,821 shares
        at September 30, 1995                  302,593         301,518
      Additional paid-in capital            58,376,281      58,246,689
      Accumulated deficit                 (32,847,681)     (30,527,991)
                                          ------------     ------------
                                            25,831,193      28,020,216
      Less: treasury stock, at cost -
            225,000 common shares                2,250           2,250
                                            ----------      ----------
          Total stockholders' equity        25,828,943      28,017,966
                                            ----------      ----------
     TOTAL                                 $57,304,271     $58,431,709
                                            ==========      ==========

     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                              Three Months Ended         Six Months Ended
                                    March 31,                March 31,
                                    --------                 --------
                                  1996       1995        1996         1995
                                  ----       ----        ----         ----
     Revenues:
        System sales         $2,219,406   $1,920,589   $ 2,268,604   $1,983,979
        Net patient
          service revenue     6,266,083           --    12,279,493           --
        Management fees
          and other             243,663           --       385,631           --
                             ----------   ----------   -----------   ----------

          Total revenues      8,729,152    1,920,589    14,933,728    1,983,979
                             ----------   ----------   -----------   ----------

     Operating expenses:
        Cost of goods sold    1,366,895    1,039,785     1,382,687    1,231,729
        Cost of service
          operations          3,974,914           --     7,754,628           --
        Research and
          development           693,042      761,494     1,343,356    1,528,712
        Selling, general
          and administrative  2,680,925      818,918     5,120,355    2,326,294
        Provision for bad
          debt and collection
          costs                 499,375           --       973,364           --
                               --------    ---------    ----------   ----------

            Total operating
              expenses        9,215,151     2,620,197    16,574,390   5,086,735
                              ---------    ----------   -----------  ----------

     Loss from operations      (485,999)     (699,608)   (1,640,662) (3,102,756)

     Other income               126,263       392,250       126,263     392,250
     Interest income             50,392       122,154       142,539     110,138
     Interest expense          (498,723)      ( 3,941)     (989,503)    ( 8,153)
                              ---------    ----------   -----------   ---------

     Loss before minority
        interests and
        provision for
        income taxes           (808,067)     (189,145)  (2,361,363)  (2,608,521)

     Minority interests
        in net loss of
        consolidated
         entities                76,042       190,820       59,656      404,986
                              ---------    ----------   ----------   ----------

     Net income (loss)
        before provision
        for income taxes       (732,025)        1,675   (2,301,707)  (2,203,535)

     Provision for
        income taxes            (17,983)           --      (17,983)          --
                              ---------    ----------   ----------   ----------

     Net income (loss)        $(750,008)       $1,675  $(2,319,690) $(2,203,535)
                               ========    ==========  ===========  ===========

     Net income (loss)
        per share                  $(.02)         $.00        $(.08)      $(.09)
                                     ===           ===          ===         ===

     Weighted average
        number of shares
        outstanding           30,207,173   23,716,636   30,186,913   23,716,650
                              ==========   ==========   ==========   ==========


     The accompanying notes to financial statements are an integral part hereof.

      FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                      Common Stock
                                   ------------------   Paid-in     Accumulated
                                   shares     Amount    Capital       Deficit
                                   ------     ------    -------       -------
      Balance - September 30,
                     1995       30,151,821  $301,518  $58,246,689  $(30,527,991)

         Exercise of stock
           options                 107,487     1,075      129,592            --

         Net loss for period            --        --           --    (2,319,690)
                                ----------  --------  -----------  ------------
      Balance - March 31,
                  1996          30,259,308  $302,593  $58,376,281  $(32,847,681)
                                ==========  ========  ===========  ============



                                         Treasury Stock
                                      --------------------
                                        Shares    Amount            Total
                                        ------    ------            -----
      Balance - September 30,
                     1995              225,000   $(2,250)        $28,017,966

         Exercise of stock options          --        --             130,667

         Net loss for period                --        --          (2,319,690)
                                       -------   -------         -----------

      Balance - March 31, 1996         225,000   $(2,250)        $25,828,943
                                       =======   =======         ===========


    The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                      Six Months Ended
                                                            March 31,
                                                           ----------
                                                    1996              1995
                                                    ----              ----
     Cash flows from operating activities:
        Net loss                              $(2,319,690)      $(2,203,535)
        Adjustments to reconcile net
          loss to net cash used in
          operating activities:
        Minority interest in net
          loss of consolidated entities           (59,656)         (404,986)
        Depreciation and amortization           1,673,937           268,306
        Common stock and warrant issued
          for services                                 --            35,000
        Changes in assets and liabilities:
          Accounts receivable, net               (678,678)         (605,530)
          Inventories                          (1,979,318)       (1,449,929)
          Other current assets                    216,771          (135,674)
          Accounts payable and accrued
            expenses                            2,004,653         1,663,213
                                                ---------         ---------

        Net cash used in operating activities  (1,141,981)       (2,833,135)
                                               -----------       -----------

     Cash flows from investing activities:
        Purchase of imaging and
          rehabilitation business              (1,650,000)               --
        Patent costs                              (30,802)          (84,535)
        Purchase of equipment, furniture
          and leaseholds improvements            (357,993)          (88,270)
        Other assets                              (45,116)           14,875
                                               -----------         ---------

     Net cash used in investing activities     (2,083,911)         (157,930)
                                               -----------         ---------

     Cash flows from financing activities:
        Exercise of stock options                 130,667                83
        Proceeds from issuance of long-
          term debt                               680,000                --
        Cancellation of stock and options              --          (392,250)
        Proceeds from repayment of note
          receivable                                   --           110,000
        Repayment of long-term debt and
          capital lease obligations            (1,226,286)          (54,727)
        Distributions to minority interests      (558,000)               --
        Sale of warrant rights                         --               200
        Sale of subsidiary stock                       --         2,557,509
                                               -----------        ---------

        Net cash provided (used) in
          financing activities                   (973,619)        2,220,815
                                               -----------        ---------

     NET DECREASE IN CASH AND CASH
       EQUIVALENTS                             (4,199,511)        (770,250)

     CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                      7,542,508        6,907,841
                                               -----------       ---------

     CASH AND CASH EQUIVALENTS,
       END OF PERIOD                           $3,342,997       $6,137,591
                                               ===========       =========

     Supplemental Disclosures of Cash
       Flow Information:
     Interest paid during the period           $1,044,406           $8,153
                                               ===========           =====

     Supplemental Schedule of Non-cash
       Investing and Financing Activities:
     Additions to capital leases               $1,870,874        $      --
                                               ===========        =========

     The accompanying notes to financial statements are an integral part hereof.

        FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ------------------------------------------------------

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

        Note 2 - The Company
        --------------------

             Advanced NMR Systems, Inc. ("ANMR" or the "Company") operates its business under two segments consisting of Imaging Systems and Imaging and Rehabilitation Services.

             Imaging Systems
             ---------------

             ANMR was founded in 1983 to develop echo planar imaging ("EPI"), an ultrafast MRI technology. From its inception through November 1992, the Company engaged exclusively in research and development activities. In 1992, ANMR received U.S. Food and Drug Administration ("FDA") clearance for its InstaScan system and commenced commercial marketing activities to clinical institutions. InstaScan technology is currently incorporated in several systems, including the 3T/4T very high field MRI systems where the Company is the exclusive systems integrator for General Electric Medical Systems, and a neurological product.

             In 1992, the Company formed Advanced Mammography Systems, Inc. ("AMS") as a subsidiary for the purpose of financing the development of the MR Breast Imaging system. In early 1993, AMS completed its initial public offering. ANMR has an approximately 61% ownership interest in AMS, a publicly-traded company, which has developed a dedicated MR Breast Imaging system and has received FDA clearance for commercial use. AMS is traded on the NASDAQ stock market under the ticker symbol MAMO.

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

        Note 3 - The GEMS Agreement
        ---------------------------

             In July 1994, the Company concluded an agreement with General Electric Medical Systems ("GEMS") for the sale of 3T and 4T research MR systems to GEMS which currently runs through June 1999. These systems, which have not yet been submitted to the FDA for clearance for commercial use, are being sold to research institutions throughout the world. To date, very high field systems have been installed at University of Florida at Gainesville, the University of California at Los Angeles and Niigata University in Niigata Japan. Another system is expected to be shipped to a university in Japan during the third quarter of fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the Company's InstaScan product.

             The Company had marketed InstaScan through joint marketing agreements with GEMS. The 1993 Agreement had provided for GEMS to purchase 100 InstaScan units over a two year period which ended on December 31, 1994. If GEMS did not achieve the minimum purchases under the contract, it was to have paid certain amounts as a penalty. In July 1994, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. As of January 31, 1996, GEMS has purchased seventeen InstaScan systems and three 3T/4T systems and an additional unit is expected to be delivered to a site in Japan during the third quarter of fiscal 1996. As of April 30, 1996, GEMS had not satisfied its minimum obligations under the InstaScan contract. The minimum purchase obligation is subject to usual conditions of sale, including changes in health care regulation covering MRI products. In January 1996, the Company reached an agreement with GEMS to extend the contract between the companies whereby the Company is the exclusive system integrator for 3T and 4T MR imaging systems through June 1999 and extended the period for the payment of the minimum purchase obligation.


        Note 4 - AMS (Subsidiary) Escrow Shares
        ---------------------------------------

             In July 1992, the Company licensed (the "ANMR License Agreement") to AMS to use the Company's technology in the development of a dedicated MR Breast Imaging system. As consideration for the ANMR License Agreement, AMS paid to the Company $1,680,000 and issued 4,000,000 shares of its common stock, of which 2,750,000 shares are subject to an escrow agreement for release based upon AMS achieving certain levels of pretax income or share price in the future as follows: (a) 916,667 escrow shares are released if AMS's minimum pretax income is at least $3.0 million during fiscal year 1995 and
        (b) the remaining 1,833,333 escrow shares are released or, if none of the escrow shares have been released under (a), then all 2,750,000 of the escrow shares are released, if (i) AMS's minimum pretax income is at least $5.0 million during fiscal year 1995; or (ii) AMS's minimum pretax income is at least $8.0 million during fiscal year 1996; or
        (iii) beginning 19 months from January 25, 1993 and ending 36 months from the same date, the bid price for AMS's Common Stock averages in excess of $20.00 per share for 30 consecutive days. The Company expects the escrow shares will be forfeited and contributed to the capital of AMS on May 1, 1997. If the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS Common Stock at the time they are released. For consolidation purposes, the Company treats the escrow shares as if they were outstanding.

        Note 5 - MDI Merger and Related Pro Forma Financial Information
        ---------------------------------------------------------------

             Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "Merger") with a wholly-owned subsidiary of the Company. In connection with the Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger. The acquisition has been accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, approximately 2,332,000 warrants to purchase ANMR stock at $3.75 per share were issued to MDI shareholders and the Company granted 1,218,000 options and 426,000 warrants upon assumption of oustanding MDI stock options. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,978,000 which has been assigned to goodwill and is being amortized on a straight-line basis over thirty years.

             The following unaudited pro forma financial information combines the results of the Company and the acquired entity as if the acquisition had occurred on October 1, 1994, after giving effect to amortization of goodwill and deferred financing fees, increased interest expense on the borrowings, reversal of direct acquisition costs, reversal of tax benefit recorded and decreases in interest income. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1994 or results that may occur in the future.

                               Six months ended
                                 March 31,1995
                                 -------------
        Net revenues              $13,565,000
        Net loss                  $(3,319,000)
        Loss per share                  $(.11)


        Note 6 - Private Placement Subsidiary Convertible Debentures,
        -------------------------------------------------------------
        Termination of Plan of Merger and Nasdaq Trading Status
        -------------------------------------------------------

             As of May 15, 1996, AMS closed a private placement (the "Placement") of $3 million principal 4% Convertible Debentures. Net proceeds from the Placement was approximately $2,750,000, after payment of fees and related expenses. Simultaneously with the closing of the Placement, the Company and AMS terminated a previously announced Agreement and Plan of Merger dated as of February 4, 1996 providing for the merger of AMS Merger Corporation, a wholly owned subsidiary of the Company, with and into AMS.

             Effective May 17, 1996, the Company's Common Stock is traded on the Nasdaq Small Cap System, having been moved from the Nasdaq National System as the Company no longer fulfilled the Nasdaq National System maintenance requirements.

        FORM 10-Q
        Item 2
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 -----------------------------------------------------------
                                  AND RESULTS OF OPERATIONS
                                  -------------------------


             The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the nine month period ended September 30, 1995. Results of operations for the three and six months ended March 31, 1996 include MDI's operations.

        Results of Operations
        ---------------------

             Imaging Systems sales totaled $2,219,000 and $2,269,000 for the three and six months ended March 31, 1996 versus $1,921,000 and $1,984,000 for the three and six month periods ended March 31, 1995. The Company expects system sales to fluctuate from quarter to quarter as products continue to be commercialized. As a percentage of revenues, cost of goods sold was approximately 62% and 61% for the three and six month periods ended March 31, 1996 versus 54% and 62% for the three and six month periods ended March 31, 1995. Costs of goods sold for the three months ended December 31, 1994 included unabsorbed overhead variances. As of April 30, 1996, there was a backlog for one 3T system including two InstaScan Whole Body and one InstaScan Neuro coils with a value of $2.5 million. This shipment is expected to be made in the third quarter of fiscal 1996.

             Net patient service revenue of $6,266,000 and $12,279,000 for the three and six months ended March 31, 1996 represents the contribution from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $3,975,000 and $7,755,000 for the three and six month periods ended March 31, 1996 and the provision for bad debt and collection costs of $499,000 and $973,000 for the three and six month periods ended March 31, 1996 similarly relate to these service revenues. The Company expects that MDI will contribute significant revenue and operating income in fiscal 1996 and beyond, which earnings will be significantly enhanced by the tax net operating loss carryforwards available to the Company.

             Research and development expenses related to Imaging Systems decreased to $693,000 (including $276,000 by AMS) for the three months ended March 31, 1996 from $761,000 (including $243,000 by AMS) for the three months ended March 31, 1995. Similarly, research and development expenses decreased to $1,343,000 (including $498,000 by AMS) for the six months ended March 31, 1996 from $1,529,000 (including $518,000 by AMS) for the six months ended March 31, 1995. These spending levels reflect the Company's investment in product upgrades and new products based on its proprietary EPI technology as well as software enhancement and the development of a localization and biopsy device for the dedicated MR Breast Imaging system of its subsidiary AMS.

             Selling, general, and administrative expenses increased from $819,000 and $2,326,000 (including $279,000 and $743,000 by AMS) for the three and six months ended March 31, 1995 to $2,681,000 and $5,120,000 (including $432,000 and $1,020,000 by AMS) for the three and six months ended March 31, 1996. These increases were primarily due to the addition of $1,089,000 and $2,091,000 from MDI operations for the three and six month periods ended March 31, 1996.

             Interest expense increased from $4,000 and $8,000 for the three and six month periods ended March 31, 1995 to $499,000 and $990,000 for the three and six months ended March 31, 1996 primarily due to the financing of the MDI acquisition, effective August 31, 1995, and MDI's operations for the first six months of fiscal 1996.

             Effective with the merger with MDI, minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners offset by losses related to AMS minority shareholders. For the three and six months ended March 31, 1996, losses allocated to AMS shareholders exceeded the allocation of earnings to MDI's partners by $76,000 and $60,000, respectively. In the comparable three and six month periods ended March 31, 1995, the total minority interests represents only the allocation of AMS losses to minority shareholders.

        Liquidity and Capital Resources
        -------------------------------

             At March 31, 1996 the Company had working capital of $8,364,000, including available cash and cash equivalents of $3,343,000 (including $1,429,000 at MDI and $315,000 at AMS). The decrease from the September 30, 1995 cash and cash equivalents balance of $7,543,000 is the result of payment of approximately $1,650,000 required to complete the MDI acquisition, which included common stock not yet converted by former MDI shareholders as well as funding working capital requirements.

             As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of April 30, 1996, $4,355,000 of the revolving loan has been utilized, including $800,000 for letters of credit securing certain MRI units operated by MDI, and the balance of the term loan is $8,500,000.

             The Company expects that 1) existing cash balances 2) revenues projected to be generated by Imaging Systems sales and 3) steady earnings by MDI, which will be enhanced by net operating loss carryforwards thereby decreasing the Company's income tax provision, will be sufficient to meet the Company's operating and related debt service requirements in fiscal 1996. In addition, the Company is seeking to obtain funds through debt or additional equity placements. However, there is no assurance that such placements would be successful or on terms not dilutive to present stockholders.

             The decrease in cash used in operating activities for the six months ended March 31, 1996 as compared with the six months ended March 31, 1995 reflects the amortization of goodwill related to the merger with MDI, effective August 31, 1995, as well as other imaging and rehabilitation service related depreciation. Cash used in investing activities for the six months ended March 31, 1996 reflects payments to former MDI shareholders totaling $1,650,000 which were payable at September 30, 1995. The significant cash flows from financing activities for the six months ended March 31, 1995 include proceeds totaling $2,558,000 from the exercise of AMS warrants and partial repayment totaling $110,000 of a note receivable. During the six months ended March 31, 1996, cash used by financing activities includes repayment of long-term debt, net of proceeds from borrowings, of $546,000, distributions to minority interests totaling $558,000 and proceeds from the exercise of stock options of $131,000.

        FORM 10-Q
        PART II   OTHER INFORMATION


        Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27  -  Financial Data Schedule.

        (b)  Form 8-K

             On February 9, 1996, the Company filed a Form 8-K announcing under Item 5 that the Company and its wholly-owned subsidiary, AMS Merger Corporation, entered into an Agreement and Plan of Merger dated as of February 4, 1996 with AMS.

             On February 21, 1996, the Company filed a Form 8-K announcing under Item 5 that it learned on February 15, 1996 that a class action complaint was filed on February 15, 1996 in the Court of Chancery of the State of Delaware, New Castle County, against the Company, AMS and certain directors of the Company and AMS seeking to (i) enjoin the previously announced merger, or (ii) if the merger is consummated, to award rescissory damages to the proposed class of plaintiffs.

             On March 15, 1996, the Company filed a Form 8-K announcing under Item 5 that a class action complaint was filed on February 28, 1996 in the Court of Chancery of the State of Delaware, New Castle County, against the Company, AMS and certain directors of the Company and AMS seeking substantially similar relief to that sought in the February 9, 1996 complaint.

             On May 16, 1996, the Company filed a Form 8-K announcing under
        Item 5 the termination of the previously announced merger with Advanced Mammography Systems, Inc. and that the Company's Common Stock will be traded on the Nasdaq Small Cap System.

        FORM 10-Q



                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Advanced NMR Systems, Inc.
                                          (Registrant)


        Date    May 17, 1996          /s/ Jack Nelson
                ------------          --------------------------
                                      Jack Nelson
                                      Chief Executive Officer


        Date    May 17, 1996          /s/ Charles M. Moche
                ------------          --------------------------
                                      Charles M. Moche
                                      Chief Financial Officer

                                   EXHIBIT INDEX


        Exhibit             Description
        -------             -----------

         27                 Financial Data Schedule