Form 10-Q
period 1996-06-30
ADVANCED NMR SYSTEMS INC
filed 1996-08-19
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ------------------------------

                                      FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996
                                         -------------

                                          or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from -------------- to --------------

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

          Yes  x     No
             -----      -----

          As of July 31, 1996, there were 30,259,308 shares of Common Stock, $.01 par value, outstanding.

                                                         Page 1 of 15 Pages

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

                    Item 1. Financial Statements

                            Consolidated Balance Sheets:
                              June 30, 1996 and September 30, 1995        3

                            Consolidated Statements of Operations:
                               Quarters and Nine Months Ended
                               June 30, 1996 and June 30, 1995            4

                            Consolidated Statement of Stockholders'
                              Equity                                      5

                            Consolidated Statements of Cash Flows:
                               Nine Months Ended June 30, 1996
                               and June 30, 1995                          6

                            Notes to Consolidated Financial
                            Statements                               7 - 10

                    Item 2. Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                              11 - 13


          PART II.  OTHER INFORMATION
                    -----------------

                    Item 6.  Exhibits and Reports on Form 8-K            14

                    Signatures                                           15

          FORM 10-Q
          Part I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                 June 30,     September 30,
          ASSETS                                   1996           1995
          ------                                 --------     -------------
          Current assets:
            Cash and cash equivalents           $6,592,955     $7,542,508
            Accounts receivable, net of reserve
              for bad debts of $2,407,000 at
              June 30, 1996 and $2,103,000 at
              September 30, 1995                 8,932,649      9,741,892
            Inventories                          4,782,933      3,312,591
            Other current assets                 1,312,421      1,972,871
                                               -----------    -----------
              Total current assets              21,620,958     22,569,862
                                               -----------    -----------

          Equipment, building, furniture and
            leasehold improvements, net          9,882,438      8,207,687
          Patent costs, net                        194,751        205,754
          Goodwill, net                         26,392,626     26,858,226
          Other                                    859,241        590,180
                                               -----------    -----------
          TOTAL                                $58,950,014    $58,431,709
                                               ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
          Current liabilities:
            Accounts payable                    $3,210,524     $1,001,130
            Accrued expenses                     2,005,948      3,024,216
            Due to shareholders                     46,102      1,696,102
            Customer deposits                      842,120             --
            Accrued compensation                   741,656      1,331,188
            Other current liabilities               80,857        159,971
            Current portion of long-term debt
              and capital lease obligations      4,062,279      4,274,110
                                               -----------    -----------
                Total current liabilities       10,989,486     11,486,717
                                               -----------    -----------

          Long-term debt and capital lease
            obligations, less current portion   18,389,811     16,279,352
          Deferred revenues, net of current             --         33,567

          Minority interest in net assets of
            consolidated entities                1,942,691      2,614,107

          Stockholders' equity:
            Preferred stock, $.01 par value;
              authorized, 1,000,000 shares;
              issued, 3,700 shares at June 30,
              1996                                      37             --
            Common stock, $.01 par value;
              authorized, 50,000,000 shares;
              issued, 30,259,308 shares at
              June 30, 1996 and 30,151,821
              shares at September 30, 1995         302,593        301,518
            Additional paid-in capital          61,876,269     58,246,689
            Accumulated deficit                (34,548,623)   (30,527,991)
                                               -----------    -----------
                                                27,630,276     28,020,216
            Less: treasury stock, at cost
              225,000 common shares                  2,250          2,250
                                               -----------    -----------
                 Total stockholders' equity     27,628,026     28,017,966
                                               -----------    -----------
          TOTAL                                $58,950,014    $58,431,709
                                               ===========    ===========

            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                    Three Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
          Revenues:
            System sales                      $  136,017      $4,333,414
            Net patient service revenue        6,773,129              --
            Management fees and other            146,254              --
                                              ----------      ----------

            Total revenues                     7,055,400       4,333,414
                                              ----------      ----------

          Operating expenses:
            Cost of goods sold                   254,538       2,641,760
            Cost of service operations         4,216,004              --
            Research and development             533,017         613,586
            Selling, general and
              administrative                   2,646,733         932,412
            Provision for bad debt and
              collection costs                   603,510              --
                                              ----------      ----------

                Total operating
                  expenses                     8,253,802       4,187,758
                                              ----------      ----------

          Income (loss) from operations       (1,198,402)        145,656

          Other income                                --           8,215
          Interest income                         78,839          58,438
          Interest expense                      (524,353)      (   3,694)
                                              ----------      ----------

          Income (loss) before minority
            interests and provision for
            income taxes                      (1,643,946)        208,615

          Minority interests in net
            income (loss) of
            consolidated entities                 47,026        (184,546)
                                              ----------      ----------

          Net income (loss) before
          provision for income taxes          (1,690,942)        393,161

          Provision for income taxes             (10,000)             --
                                              ----------      ----------

          Net income (loss)                  $(1,700,942)       $393,161
                                             ===========      ==========

          Net income (loss) per share              $(.06)           $.02
                                                   =====            ====

          Weighted average number
            of shares outstanding             30,259,308      23,720,067
                                             ===========      ==========

            The accompanying notes to financial statements are an integral part hereof.


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                    Nine Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
          Revenues:
            System sales                     $ 2,404,621      $6,317,393
            Net patient service revenue       19,052,622              --
            Management fees and other            531,885              --
                                              ----------      ----------

            Total revenues                    21,989,128       6,317,393
                                              ----------      ----------

          Operating expenses:
            Cost of goods sold                 1,637,225       3,873,489
            Cost of service operations        11,970,632              --
            Research and development           1,876,373       2,142,296
            Selling, general and
              administrative                   7,767,088       3,258,708
            Provision for bad debt and
              collection costs                 1,576,874              --
                                              ----------      ----------

                Total operating
                  expenses                    24,828,192       9,274,493
                                              ----------      ----------

          Income (loss) from operations       (2,839,064)     (2,957,100)

          Other income                           126,263         400,465
          Interest income                        221,378         168,576
          Interest expense                    (1,513,856)      (  11,847)
                                              ----------      ----------

          Income (loss) before minority
            interests and provision for
            income taxes                      (4,005,279)     (2,399,906)

          Minority interests in net
            income (loss) of
            consolidated entities                (12,630)       (589,532)
                                              ----------      ----------

          Net income (loss) before
          provision for income taxes          (3,992,649)     (1,810,374)

          Provision for income taxes             (27,983)             --
                                              ----------      ----------

          Net income (loss)                  $(4,020,632)    $(1,810,374)
                                             ===========      ==========

          Net income (loss) per share              $(.13)          $(.08)
                                                   =====           =====

          Weighted average number
            of shares outstanding             30,210,950      23,719,305
                                             ===========      ==========

            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                        Preferred Stock      Common Stock
                                        ---------------    -----------------
                                        Shares   Amount    Shares     Amount
                                        ------   ------    ------     ------
          Balance - September 30, 1995      --     $--   30,151,821 $301,518

          Exercise of stock options         --      --      107,487    1,075

          Issuance of Preferred Stock    3,700      37           --       --

          Issuance of Warrants              --      --           --       --

          Net loss for period               --      --           --       --
                                         -----     ---   ----------  --------

          Balance - June 30, 1996        3,700     $37   30,259,308  $302,593
                                         =====     ===   ==========  ========


                                                 Paid-in       Accumulated
                                                 Capital         Deficit
                                                 -------       -----------
          Balance - September 30, 1995        $58,246,689    $(30,527,991)

          Exercise of stock options               129,592              --

          Issuance of Preferred Stock           3,316,608              --

          Issuance of Warrants                    183,380              --

          Net loss for period                          --      (4,020,632)
                                              -----------    ------------

          Balance - June 30, 1996             $61,876,269    $(34,548,623)
                                              ===========    ============


                                             Treasury Stock
                                             --------------
                                            Shares      Amount       Total
                                            ------      ------       -----
          Balance - September 30, 1995      225,000   $(2,250)   $28,017,966

          Exercise of stock options              --        --        130,667

          Issuance of Preferred Stock            --        --      3,316,645

          Issuance of Warrants                   --        --        183,380

          Net loss for period                    --        --     (4,020,632)
                                            -------   -------    -----------

          Balance - June 30, 1996           225,000   $(2,250)   $27,628,026
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

          FORM 10-Q

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   Nine Months Ended
                                                        June 30,
                                                   -----------------
                                                 1996            1995
                                                 ----            ----
          Cash flows from operating
            activities:
            Net loss                         $(4,020,632)    $(1,810,374)
            Adjustments to reconcile net
              loss to net cash used in
              operating activities:
            Minority interest in net loss
              of consolidated entities           (12,630)       (589,532)
            Depreciation and amortization      2,527,343         403,797
            Common stock and warrant
              issued for services                     --          35,000
            Changes in assets and
              liabilities:
              Accounts receivable, net           687,068      (1,574,216)
              Inventories                     (2,479,731)     (1,091,104)
              Other current assets               674,463        (588,914)
              Accounts payable and accrued
                expenses                       1,431,747       1,093,662
                                              ----------      ----------
            Net cash used in operating
              activities                      (1,192,372)     (4,121,681)
                                              ----------      ----------

          Cash flows from investing
            activities:
            Purchase of imaging and
              rehabilitation business         (1,650,000)             --
            Patent costs                         (36,203)       (103,226)
            Purchase of equipment,
              furniture and leaseholds
              improvements                      (527,184)       (233,412)
            Other assets                        (211,310)         14,875
                                              ----------      ----------
          Net cash used in investing
            activities                        (2,424,697)       (321,763)
                                              ----------      ----------

          Cash flows from financing
            activities:
            Exercise of stock options            130,667             233
            Proceeds from issuance of
              convertible debentures and
              warrants                         2,751,950              --
            Proceeds from issuance of
              long-term debt                     680,000              --
            Cancellation of stock and
              options                                 --        (392,250)
            Proceeds from repayment of
              note receivable                         --         110,000
            Repayment of long-term debt
              and capital lease obligations   (3,452,246)        (82,472)
            Distributions to minority
              interests                         (759,500)             --
            Proceeds from issuance of
              preferred stock                  3,316,645              --
            Sale of warrant rights                    --             200
            Sale of subsidiary stock                  --       3,431,540
                                              ----------      ----------
            Net cash provided by financing
              activities                       2,667,516       3,067,251
                                              ----------      ----------

          NET DECREASE IN CASH AND CASH
            EQUIVALENTS                         (949,553)     (1,376,193)

          CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD                7,542,508       6,907,841
                                              ----------      ----------

          CASH AND CASH EQUIVALENTS,
            END OF PERIOD                     $6,592,955      $5,531,648
                                              ==========      ==========
          Supplemental Disclosures of
            Cash Flow Information:
          Interest paid during the period       $619,744         $11,847
                                                ========         =======

          Supplemental Schedule of Non-cash
            Investing and Financing
            Activities:
          Additions to capital leases         $1,870,874      $      --
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

               In 1992, the Company formed Advanced Mammography Systems, Inc. ("AMS") as a subsidiary for the purpose of financing the development of the MR Breast Imaging system. In early 1993, AMS completed its initial public offering. At June 30, 1996, ANMR had an approximately 61% ownership interest in AMS, a publicly-traded company, which has developed a dedicated MR Breast Imaging system and has received FDA clearance for commercial use. AMS is traded on the NASDAQ stock market under the ticker symbol MAMO.

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

          Note 3 - The GEMS Agreement
          ---------------------------

               In July 1994, the Company concluded an agreement with General Electric Medical Systems ("GEMS") for the sale of 3T and 4T research MR systems to GEMS which currently runs through June 1999. These systems, which have not yet been submitted to the FDA for clearance for commercial use, are being sold to research institutions throughout the world. To date, very high field systems have been installed at University of Florida at Gainesville, the University of California at Los Angeles and Niigata University in Niigata, Japan. Another system is expected to be shipped to a university in Japan during the fourth quarter of fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the Company's InstaScan product.

               The Company had marketed InstaScan through joint marketing agreements with GEMS. The original 1993 Agreement had provided for GEMS to purchase 100 InstaScan units over a two year period which ended on December 31, 1994. If GEMS did not achieve the minimum purchases under the contract, it was to have paid certain amounts as a penalty. In July 1994, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. As of July 31, 1996, GEMS has purchased seventeen InstaScan systems and three 3T/4T systems and an additional unit is expected to be delivered to a site in Japan during the fourth quarter of fiscal 1996. As of July 31, 1996, GEMS had not satisfied its minimum obligations under the InstaScan contract. The minimum purchase obligation is subject to usual conditions of sale, including changes in health care regulation covering MRI products. In January 1996, the Company reached an agreement with GEMS to extend the contract between the companies whereby the Company is the exclusive system integrator for 3T and 4T MR imaging systems through June 1999 and extended the period for the payment of the minimum purchase obligation.
          As of June 30, 1996, there have not been any further 3T/4T MR imaging systems orders. The Company is reviewing its relationship and obligation with GEMS.

          Note 4 - AMS (Subsidiary) Escrow Shares
          ---------------------------------------

               In connection with the AMS January 1993 public offering, the Company, which was the sole stockholder of AMS, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of Common Stock it owned. The Company may vote the Escrow Shares, but cannot assign or transfer them while they remain subject to the escrow.

               The Escrow Shares would be released upon either the Company meeting certain threshold amounts of pretax net income or the average closing bid price of the Common Stock meeting certain threshold price levels for certain prescribed periods. The only unexpired threshold is the Company having a minimum pretax income equal to at least $8.0 million for the year ending December 31, 1996. No Escrow Shares have been released from the escrow. The Company expects the escrow shares will be forfeited and contributed to the capital of AMS on May 1, 1997.


          Note 5 - MDI Merger and Related Pro Forma Financial Information
          ---------------------------------------------------------------

               Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "Merger") with a wholly-owned subsidiary of the Company. In connection with the Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger. The acquisition has been accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, approximately 2,332,000 warrants to purchase ANMR stock at $3.75 per share were issued to MDI shareholders and the Company granted 1,218,000 options and 426,000 warrants upon assumption of outstanding MDI stock options. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $27,144,000 which has been assigned to goodwill and is being amortized on a straight-line basis over thirty years.

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

                                   Nine months ended
                                      June 30,1995
                                      ------------
          Net revenues                 $24,400,000
          Net loss                     $(3,062,000)
          Loss per share                    $(0.10)


          Note 6 - Private Placement of Convertible Preferred Stock, Private
          ------------------------------------------------------------------
          Placement of Subsidiary Convertible Debentures, Termination of
          --------------------------------------------------------------
          Plan of Merger
          ---------------

               As of May 31, 1996, the Company closed a Regulation S private placement (the "Placement") of 3,700 shares of its newly-created Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"), for an aggregate purchase price of $3,700,000. Net proceeds from the Placement was approximately $3,320,000 after payment of fees and related expenses.

               Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. The Company is restricted from declaring any cash dividends on the Preferred Stock.

               Holders of Preferred Stock may, at any time commencing forty-five days after the closing date, convert 50% of its shares of Preferred Stock into shares of the Company's Common Stock, $.01 par value per share (the "Common Stock") and convert the balance of its Preferred Stock commencing seventy-five days after the closing date. Each share of Preferred Stock is convertible into the number of shares of Common Stock determined by dividing
          (i) 1,000 by (ii) a conversion price based on the product of (x) .75 and (y) the average closing bid price of the Company's Common Stock on the Nasdaq System for the five trading days immediately preceding the date that the Company receives notice of conversion, provided such conversion price shall be not more than $1.93 per share (125% of the average closing bid prices of the Common Stock for the five trading days immediately preceding the closing date), subject to customary anti dilution provisions.
          The Company may convert each share of Preferred Stock outstanding on May 31, 1998 into Common Stock on such date at the conversion price then in effect. Subsequent to June 30, 1996, 700 shares of Preferred Stock were converted into 1,508,417 shares of Common Stock.

               In connection with the Placement, in addition to an 8% placement fee, the Company issued to the placement agents warrants for the purchase of 450,000 shares of Common Stock, of which 225,000 shares are purchasable at a price of $2.00 per share for a period of eighteen months from June 1, 1996 and 225,000 are purchasable at a price of $2.50 per share for a period of five years from June 1, 1996.

               As of May 15, 1996, AMS closed a private placement (the "AMS Placement") of $3 million principal 4% Convertible Debentures. Net proceeds from the AMS Placement was approximately $2,752,000, after payment of fees and related expenses. Simultaneously with the closing of the AMS Placement, the Company and AMS terminated a previously announced Agreement and Plan of Merger dated as of February 4, 1996 providing for the merger of AMS Merger Corporation, a wholly owned subsidiary of the Company, with and into AMS.

          FORM 10-Q
          ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

               The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the nine month period ended September 30, 1995. Results of operations for the three and nine months ended June 30, 1996 include MDI's operations. The following discussion includes forward-looking statements based upon current expectations that include a number of business risks and uncertainties. The factors that could cause results to differ materially include the following: delays in product development, lack of market acceptance of the Company's technology and changes in health care regulations, including reimbursement programs.

          Results of Operations
          ---------------------

               Net patient service revenue of $6,773,000 and $19,053,000 for the three and nine months ended June 30, 1996 represents the contribution from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $4,216,000 and $11,971,000 for the three and nine month periods ended June 30, 1996 and the provision for bad debt and collection costs of $604,000 and $1,577,000 for the three and nine month periods ended June 30, 1996 similarly relate to these service revenues. The Company expects that MDI will contribute significant revenue and operating income in fiscal 1996 and beyond, which earnings will be significantly enhanced by the tax net operating loss carryforwards available to the Company.

               Imaging Systems sales totaled $136,000 and $2,405,000 for the three and nine months ended June 30, 1996 versus $4,333,000 and $6,317,000 for the three and nine month periods ended June 30, 1995. As a percentage of revenues, cost of goods sold was approximately 187% and 68% for the three and nine month periods ended June 30, 1996 versus 61% for the three and nine month periods ended June 30, 1995. Costs of goods sold for the three months ended June 30, 1996 included unabsorbed overhead variances. As of July 31, 1996, there was a backlog for one 3T system including one InstaScan Whole Body and one InstaScan Neuro coils with a value of $2.2 million. This shipment is expected to be made in the fourth quarter of fiscal 1996.

               Research and development expenses related to Imaging Systems decreased to $533,000 (including $253,000 by AMS) for the three months ended June 30, 1996 from $614,000 (including $235,000 by
          AMS) for the three months ended June 30, 1995. Similarly, research and development expenses decreased to $1,876,000 (including $751,000 by AMS) for the nine months ended June 30, 1996 from $2,142,000 (including $754,000 by AMS) for the nine months ended June 30, 1995. These spending levels reflect the Company's investment in product upgrades and new products based on its proprietary EPI technology, which the Company expects to discontinue in the future thereby reducing research and development expenses, as well as software enhancement and the development of a localization and biopsy device for the dedicated MR Breast Imaging system of its subsidiary AMS.

               Selling, general, and administrative expenses increased from $932,000 and $3,259,000 (including $273,000 and $999,000 by AMS)
          for the three and nine months ended June 30, 1995 to $2,647,000 and $7,767,000 (including $551,000 and $1,571,000 by AMS) for the three and nine months ended June 30, 1996. These increases were primarily due to the addition of $1,136,000 and $3,227,000 from MDI operations for the three and nine month periods ended June 30, 1996.

               Interest expense increased from $4,000 and $12,000 for the three and nine month periods ended June 30, 1995 to $524,000 and $1,514,000 for the three and nine months ended June 30, 1996 primarily due to the financing of the MDI acquisition, effective August 31, 1995, and MDI's operations for the first nine months of fiscal 1996.

               Effective with the merger with MDI, minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners offset by losses related to AMS minority shareholders. For the three months ended June 30, 1996, the allocation of earnings to MDI's partners exceeded the losses allocated to AMS shareholders by $47,000.
          For the nine months ended June 30, 1996, losses allocated to AMS shareholders exceeded the allocation of earnings to MDI partners by $13,000. In the comparable three and nine month periods ended June 30, 1995, the total minority interests represents only the allocation of AMS losses to minority shareholders.

          Liquidity and Capital Resources
          -------------------------------

               At June 30, 1996 the Company had working capital of $10,631,000, including available cash and cash equivalents of $6,593,000 (including $460,000 at MDI and $2,463,000 at AMS).
          The Company does not have use of the AMS cash other than for reimbursement of overhead and salaries pursuant to a shared services agreement whereby the Company allocates facility costs as well as making available its research scientists, engineers and other personnel to AMS. The decrease from the September 30, 1995 cash and cash equivalents balance of $7,543,000 is the result of payment of approximately $1,650,000 required to complete the MDI acquisition, which included common stock not yet converted by former MDI shareholders, a net paydown of the Company's credit facility of approximately $1,500,000 as well as funding working capital requirements offset by the proceeds, net of fees and related expenses, from private placements of convertible preferred stock and convertible debentures totaling approximately $6,070,000.

               As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of July 31, 1996, $5,155,000 of the revolving loan has been utilized, including $800,000 for letters of credit securing certain MRI and SPECT units operated by MDI, and the balance of the term loan is $8,000,000. As of August 19, 1996, the bank credit facility was revised whereby the October 1, 1996 term loan payment of $500,000 is required to be prepaid, the Company will provide an additional $500,000 in cash collateral for its guaranty and the availability under the revolving credit facility will be limited to $5,155,000, excluding the issuance of a stand-by letter of credit up to $500,000 for the purchase of a MRI unit.

               On August 6, 1996, the Company announced that it had eliminated research, development and production of its Instascan and head coil technologies. This restructuring program was designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead. In connection with this announcement, the Company expects to make substantial adjustments to the carrying value of certain assets during the fourth quarter of fiscal 1996 in connection with the restructuring. In the event that the facts and circumstances indicate that the cost of assets may be impaired, the estimated future undiscounted cash flows would be compared with the carrying amount to determine if a write-down to market value or discounted cash flow value is required.

               The Company expects that existing cash balances will be sufficient to meet the Company's operating and related debt service requirements in fiscal 1996. In addition, the Company is seeking to obtain funds through debt or additional equity placements. However, there is no assurance that such placements would be successful or on terms not dilutive to present stockholders.

               The decrease in cash used in operating activities for the nine months ended June 30, 1996 as compared with the nine months ended June 30, 1995 reflects a reduction in the cash used in operating activities related to working capital purposes totaling approximately $2,475,000 and a reduction of the net loss, after adjustment for non-cash items, totaling approximately $455,000. Cash used in investing activities for the nine months ended June 30, 1996 reflects payments to former MDI shareholders totaling $1,650,000 which were payable at September 30, 1995. The significant cash flows from financing activities for the nine months ended June 30, 1995 include proceeds totaling $3,432,000 from the exercise of AMS warrants and partial repayment totaling $110,000 of a note receivable. During the nine months ended June 30, 1996, cash provided by financing activities includes proceeds from long-term debt, convertible debentures and warrants and convertible preferred stock totaling approximately $6,749,000 offset by repayment of long-term debt totaling $3,452,000 and distributions to minority interests totaling $759,500.

          PART II   OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS.

               The Company and its subsidiaries are a party to various litigation. There have been no material developments in the litigation.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               None.

          (b)  Form 8-K

               On May 16, 1996, the Company filed a Form 8-K announcing under Item 5 the termination of the previously announced merger with Advanced Mammography Systems, Inc. and that the Company's Common Stock will be traded on the Nasdaq Small Cap System.

               On May 31, 1996, the Company filed a Form 8-K announcing under Item 5 that the Company had closed two private placements of its newly-created Series A Preferred Stock for an aggregate purchase price of $3,700,000.

          FORM 10-Q

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Advanced NMR Systems, Inc.
                                             --------------------------
                                                    (Registrant)


          Date August 19, 1996               /s/ Jack Nelson
               ---------------               ---------------
                                             Jack Nelson
                                             Chief Executive Officer


          Date August 19, 1996               /s/ Charles M. Moche
               ---------------               --------------------
                                             Charles M. Moche
                                             Chief Financial Officer

                                 EXHIBIT INDEX


                  Exhibit     Description
                  -------     -----------

                     27       Financial Data Schedule