Form 10-K
period 1996-09-30
ADVANCED NMR SYSTEMS INC
filed 1997-01-14
CIK 722567

=================================================================



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                            -----------------------------

                                      FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 1996____________________

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________
          Commission File Number 0-11914


                              ADVANCED NMR SYSTEMS, INC.
                             ----------------------------
                (Exact name of Registrant as specified in its charter)

                       DELAWARE                               22-2457487
          ---------------------------------                 ---------------
          -
          (State or other jurisdiction                     (I.R.S. Employer
          of incorporation or organization)             Identification No.)

               46 JONSPIN ROAD
              WILMINGTON, MASSACHUSETTS                          01887
          ----------------------------------                ---------------
          (Address of principal executive offices)            (Zip Code)

          REGISTRANT'S TELEPHONE  NUMBER, INCLUDING AREA CODE:   (508) 657-
          8876

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


                    YES  X    NO
                        ----     ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on December 31, 1996 (based upon the assumption that each officer, director and person who is known by the Registrant to own more than five percent of the outstanding common Stock of the Registrant is an affiliate of the Registrant for purposes of this computation): $9,531,551.

               Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1996: 38,126,204

          =================================================================

          [page break]

                                        INDEX

                                                                   Page No.

          PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
               Item 1.   Business . . . . . . . . . . . . . . . . . . .   3
               Item 2.   Properties . . . . . . . . . . . . . . . . . .  14
               Item 3.   Legal Proceedings  . . . . . . . . . . . . . .  15
               Item 4.   Submission of Matters to a vote of Securities
                          Holders . . . . . . . . . . . . . . . . . . .  16

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
               Item 5.   Market for Registrant's Common Equity and
                          Related Stockholder Matters . . . . . . . . .  17
               Item 6.   Selected Financial Data  . . . . . . . . . . .  18
               Item 7.   Management's Discussion and Analysis of
                          Financial Conditions and Results of Operations
                                                                         21
               Item 8.   Financial Statements and Supplementary Data  .  24
               Item 9.   Changes and Disagreements with Accountants on
                          Accounting and Financial Disclosure.  . . . .  24
               Item 10.  Directors and Executive Officers of the
                          Registrant  . . . . . . . . . . . . . . . . .  25
               Item 11.  Executive Compensation . . . . . . . . . . . .  27
               Item 12.  Security  Ownership  of Certain  Beneficial Owners
                         and
                          Management  . . . . . . . . . . . . . . . . .  34
               Item 13.  Certain Relationships and Related Transactions  36

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
               Item 14.  Exhibits, Financial Statement Schedules, and
                          Reports on Form 8-K . . . . . . . . . . . . .  38

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  47

          [page break]

                                        PART I
                                        ------
          ITEM I.   BUSINESS
                    --------

          GENERAL

               Advanced  NMR Systems,  Inc. ("ANMR"  or the  "Company") was
          founded in 1983 to develop echo planar imaging ("EPI"), an ultrafast magnetic resonance imaging ("MRI") technology. From its inception through November 1992, the Company engaged exclusively in research and development activities. In 1992, ANMR received U.S. Food and Drug Administration ("FDA") clearance for its InstaScan system and commenced commercial marketing activities to clinical institutions. The Company, through its Imaging Systems business, provides very high field MRI systems for clinical applications and advanced research.

               In  July  1992,  the  Company  formed  Advanced  Mammography
          Systems, Inc. ("AMS") as a subsidiary for the purpose of financing the development of its Aurora dedicated MR Breast Imaging System. In early 1993, AMS completed its initial public offering. Prior to August 1996, the Company held a 61% ownership interest in AMS (including shares under an escrow arrangement which will terminate in May 1997) which has since been reduced to 48% as the result of the conversion into AMS Common Stock of certain AMS debentures which had been issued in a Regulation S private placement. In February 1996, AMS was granted FDA clearance for commercial use of its Aurora System.

               In August 1995, ANMR acquired Medical Diagnostics, Inc. ("MDI"), a provider of diagnostic imaging and rehabilitation services. This unit is referred to as the Imaging and Rehabilitation Services business.

               In May 1996, ANMR closed a private placement (the "Placement") of $3.7 million face amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock") at a purchase price of $1,000 per share. Preferred Stock stockholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At December 31, 1996, approximately 2,200 shares of Preferred Stock were still outstanding after certain conversions. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, is being used for working capital. See "Note F" of Notes to Financial Statements as to conversion features.

               In May  1996, AMS  closed a  Regulation S  private placement
          (the "AMS Placement") of $3 million principal amount 4% Convertible Debentures of AMS due December 1, 1998. At December 31, 1996, approximately $1,472,000 in debt was still outstanding after certain conversions. The net proceeds from the AMS Placement of approximately $2,752,000, after payment of fees and related expenses is being used for completion of product development of the Aurora system, the commercialization and marketing of the Aurora system and working capital.

               Upon the closing of the AMS Placement, the Company and AMS terminated a previously announced Agreement and Plan of Merger, dated as of February 4, 1996, which had provided for the merger of AMS Merger Corporation, a wholly owned subsidiary of the Company, with and into AMS.

               In August 1996, ANMR announced a new strategic direction which it expects will leverage the Company's strength in healthcare services and capitalize on the ongoing outsourcing trend among healthcare providers seeking to increase operating efficiencies while providing the highest quality patient care. The Company intends to focus on its breast imaging centers and fixed and mobile MRI services and to develop its rehabilitation services business. As part of the Company's new mission, ANMR will eliminate research, development and production of its Instascan technology. In conjunction with this effort, ANMR had reduced its work force to realign with the refocused research & development effort. The Company expects to continue its contract with General Electric Medical Systems ("GEMS") to serve as the exclusive integrator of 3T and 4T MRI systems through June 1999.

          MAGNETIC RESONANCE IMAGING TECHNOLOGY

               A majority of the Company's business is based on magnetic resonance imaging technology. MRI provides very high resolution medical images of soft tissue. When interpreted by a trained physician, the images can be used in many applications, including determining the extent and contour of tumors, assessing damage from brain hemorrhage, and detecting a wide variety of neurological and joint disorders. A technique called MR angiography is used as a means of non invasive imaging of blood flow through blood vessels.

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


          MARKETING AND PRODUCT DEVELOPMENT

               In July 1994,  the Company concluded an  agreement with GEMS for the sale of 3T and 4T research MR systems to GEMS through June 1999. These systems, which were not submitted to the FDA for clearance for commercial use, were sold to research institutions throughout the world. Very high field systems utilizing InstaScan have been installed at University of Florida at Gainsville, the University of California at Los Angeles ("UCLA") and Massachusetts General Hospital. In addition, two systems were shipped to universities in Japan during fiscal 1996. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the InstaScan product. In June 1995, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. At December 31, 1996, there are twenty-four (24) InstaScan systems and seven (7) 3T/4T systems in the field. The Company will continue its exclusive contract with GEMS to provide engineering integration of very high field 3T and 4T MRI systems through June 1999.

          MANUFACTURING

               Although the Company has reduced its involvment in manufacturing activities, the Company's facility in Wilmington, Massachusetts has sufficient capacity to satisfy its commitments under existing contracts.

          RESEARCH AND DEVELOPMENT

               The  Company has  ceased all new  R&D activity  in InstaScan
          technology.    The Company  continues  to  offer maintenance  and
          service contracts to customers for all installed systems.

               Under the ANMR License Agreement, AMS holds an exclusive license to proprietary rights and know-how, including the rights to any patents owned by the Company which relate to, or are useful in connection with, the development of an MRI scanner for use in the field of breast imaging.

          UNCONSOLIDATED SUBSIDIARY

               Through its subsidiary, AMS, the Company has developed a dedicated MR Breast Imaging system known as Aurora. In February 1996, the FDA cleared the commercial use of AMS' Aurora dedicated MR Breast Imaging System. In order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and permit reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, AMS must develop maximum clinical utility. AMS has launched a clinical study which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The System has been placed at the University of Texas Medical Branch at Galveston and AMS expects to install a second System at the Faulkner-Sagoff Centre for Breast Health Care in Boston, Massachusetts for the establishment of clinical trials. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications.

               In July 1992, the Company licensed (the "ANMR License Agreement") to AMS the right to use ANMR's technology in the development of a dedicated breast imaging system (the "Field of Use").

               The Company and AMS may develop other dedicated MRI scanners in addition to the breast imaging system. With respect to future product development, AMS has not been granted the right to use any technology now or hereafter obtained by the Company in connection with any other dedicated use MRI scanners. However, AMS has been granted a 50% interest in any net profits, as defined in the ANMR License Agreement (after allocation of development expenses), derived by the Company from the sale or license of dedicated use MRI scanners utilizing or based upon the Licensed Technology outside of the Field of Use. The ANMR License Agreement provides that (i) any inventions outside the Field of Use developed solely by the Company or an ANMR entity shall be owned by the Company or such ANMR entity and automatically licensed to AMS on an exclusive, worldwide basis, within the Field of Use, (ii) any inventions developed solely by AMS shall be automatically licensed to the Company on an exclusive, worldwide basis for use solely outside the Field of Use, and (iii) any inventions outside the Field of Use jointly developed by the Company and AMS or an ANMR entity shall be jointly owned in equal shares by the Company, on the one hand, and AMS or an ANMR entity, on the other hand, and AMS or an ANMR entity shall automatically license its interest to the Company on an exclusive, worldwide basis. Accordingly, the Company would obtain the right to future technology developed by AMS for use in connection with mammography, and AMS shall obtain the right to future technology developed by the Company for use outside the Field of Use.

               To optimize the Company's and AMS' operating efficiency, the Company and AMS entered into a Shared Services Agreement as of January 25, 1993 whereby the companies share common expenses and functions, for example, executive officers, marketing, field service, administration, regulatory approvals and outside services. On August 29, 1996, the original Agreement was terminated and the Company and AMS entered into a new agreement which outlines a more accurate method of allocating the services that are shared by the companies. The new agreement has
          developed  as a  result  of two  significant  factors:   (a)  the
          changes in the company profile of ANMR which is modifying its technology operations related to the manufacture of its InstaScan retrofit system and is attending to its service division, and (b) the growing independence of both companies as each company pursues divergent objectives. Vendors for parts and services have been instructed to provide separate invoices directly to the Company or AMS, as the case may be. The Company's expenses related to the use of the facilities, such as rent, utilities and insurance, will be apportioned based on the number of square feet occupied by the Company or AMS, respectively. The remaining expenses, including senior management, administration and miscellaneous supplies and resources, will be allocated equitably between the companies but will be modified as circumstances dictate.

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

               "FULL-SERVICE PROVIDER"

               MDI's MRI facilities are generally open from 10 to 16 hours per day up to seven days per week to enhance patient convenience and increase the utilization of MDI's medical equipment. On the scheduled examination date, the patient goes to the area in the hospital where the MRI unit is located. MDI's MRI technologists, or other professionals, interview patients to screen them for claustrophobia, obesity, electronic implants or other potential problems and complete the necessary paper work. Patients are encouraged to view an educational video about the procedure prior to the exam and are offered audio and video entertainment options to relieve possible anxiety.

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

               OPERATIONS AND EQUIPMENT

               MDI's mobile MRI and SPECT units are located in custom-designed trailers that are driven to specially prepared sites at hospitals, clinics and other appropriate sites according to a planned schedule. MDI currently operates or manages two fixed-site MRI facilities and 10 mobile MRI units serving 43 hospital customers and two free-standing facilities, three mobile SPECT units that serve 10 hospitals and clinics, generally under three to five-year agreements with each facility, and one fixed CT unit. Two hospitals are contracted for both MRI and SPECT services with MDI and one clinic is contracted for both SPECT and CT services with MDI. Of these units, MDI owns six, leases eight and manages two others for a non-affiliated hospital consortium.

               CUSTOMERS

               Many medical service providers do not own MRI or SPECT equipment because of insufficient patient volume to justify costs associated with acquiring and operating such equipment. Depending upon features and options selected, a MRI unit similar to the units operated by MDI costs between approximately $700,000 and $1,700,000 plus siting and facility costs. Many medical service providers in rural areas or other small hospitals and clinics cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. However, a medical service provider that does not have sufficient patient volume and resources may still wish to contract for services with a third-party company like MDI for a variety of reasons, including avoidance of the risk of technological obsolescence of the equipment, elimination of the need to recruit and employ qualified technologists, elimination of the need for the medical service providers to expend the time and resources necessary to obtain regulatory approval for a MRI unit, where applicable, and elimination of the costs and risks associated with billing and collecting from third-party payers.

               MDI generally enters into three to five-year affiliation agreements with medical service providers served by its MRI and SPECT units. These contracts are generally non-cancelable except for cause.

               MARKETING

               MDI has developed a multi-faceted marketing strategy. MDI markets its services to referring physicians through visits to physicians' offices, by exhibiting MDI's services at professional association meetings, notices of equipment enhancements and upgrades and reprints of pertinent articles from professional journals.

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

               MDI places substantial emphasis on the training and motivation of its technologists by both MDI's personnel and equipment manufacturers. MDI regularly conducts surveys of its contracted hospitals, physicians and patients to monitor customer satisfaction.

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

               EQUIPMENT; SUPPLIES

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

               REHABILITATION SERVICES

               MDI has diversified a portion of its business in niche rehabilitation markets through its acquisition of a majority interest in MVA Rehabilitation Associates. Through the MVA centers, MDI provides comprehensive physician care, physical therapy and case management for motor vehicle accident patients. The MVA Center has developed a system to document valid personal injury claims and exclude false claims that enable it to provide more efficient patient care. In addition to the original MVA Center, MDI established one new center and one new satellite center during fiscal 1996 in Massachusetts where the business is concentrated.

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

               Magnetic Resonance Diagnostic Devices ("MRDD") are subject to regulation by the FDA and certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA") and the Environmental Protection Agency ("EPA"). In addition, providers of diagnostic imaging services are subject to various state regulations that limits the acquisition of MRI equipment through Certificate of Need ("CON") and "Determination of Need" ("DON") programs and other federal and state regulation that is directed at cost containment.

               FDA REGULATION

               In February 1996, the FDA cleared the commercial use of the AMS Aurora breast imaging system.

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

               MDI currently delivers diagnostic imaging services in Massachusetts, New York, Virginia, West Virginia and Tennessee and SPECT services in Virginia, West Virginia and Tennessee. In New York, Virginia, West Virginia and Tennessee, a CON, and in Massachusetts, a DON, generally must be obtained by an MRI operator and/or the hospital where services are provided in order for services to be provided at hospital sites or to hospital inpatients and/or to receive certain third-party reimbursement payments. The CON and DON programs of each of the five states in which MDI currently conducts business vary significantly from each other in the scope of regulation. Generally, however, the CON or DON authorizes the holder to provide, or in the instance of a hospital, to receive, services at specific sites and/or to acquire equipment to provide services. In Massachusetts, a DON is also required to obtain a clinic license. Where required, MDI holds all CONs and DONs necessary for it to conduct business where it currently operates. In New York, MDI is presently ineligible to obtain a CON as state law prohibits publicly-held corporations from qualifying for a CON. Thus, MDI contracts to provide MRI equipment and management to a professional medical corporation ("P.C.") that is licensed to actually provide the MRI and other services.

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

               ENVIRONMENTAL PROTECTION AGENCY ("EPA") REGULATION

               The Company, and any research facility which it operates, is required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations. The Company currently is registered as a Very Small Quantity Generator of hazardous waste. This means that the Company is making an effort to reduce hazardous waste produced, and to track the waste generated.

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

               With respect to the Imaging Systems business, virtually all of the competitors known to the Company presently offer their own versions of echo planar imaging. Such manufacturers include General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi.

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

          PATENTS

               The Company and AMS currently own twenty (20) and two (2) U.
          S. patents relating to MRI imaging, respectively. All major patents are protected in Japan, Canada and the European Market countries.

          EMPLOYEES

               As of December 31, 1996, the Imaging Systems business had a staff of 31 full time employees and 3 short-term contractors, including 14 persons who were full time employees of AMS. Pursuant to a Shared Services Agreement with AMS, ANMR provides the services of its executives, administrative personnel and research scientists to AMS on an as-needed basis.

               As of December 31, 1996, the Imaging and Rehabilitation Services business had 142 full time employees and 38 part-time employees including 5 senior management personnel, 65 MRI technologists, 3 non-executive employees involved in marketing and development and 107 employees involved in general and administrative activities, including patient scheduling and billing.

               None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.


          ITEM 2.   PROPERTIES
                    ----------

               The Company leases a facility in Wilmington, Massachusetts (the "Shared Facility") consisting of approximately 61,000 square feet of office, research and development, manufacturing and warehouse space. The Company has exercised its option to renew its lease as of May 1996 for another 5 year term at a base monthly rental of approximately $37,000. As of December 31, 1996, the activities of AMS utilized approximately 17% of the Shared Facility. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

               ANMR  also leases office space  in Fort Lee,  New Jersey for its administrative and investor relations personnel. The approximate 1,290 square feet of space is leased by ANMR pursuant to a lease expiring March 31, 1999, at a base monthly rental of approximately $2,300. The personnel located in the New Jersey office also perform services on behalf of AMS. Approximately 28% of the costs of maintaining this office space is allocated to AMS.

               MDI owns a facility in Roanoke, Virginia consisting of approximately 6,000 square feet of office space. MDI also leases approximately 2,000 square feet of space in West Springfield, Massachusetts at a current rental rate of $42,000 per annum, plus operating expenses under a lease that expires on August 31, 1998. MDI has the option to extend this lease for two additional one year periods.

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

               MDI leases facilities for its Rehabilitation operations in Springfield Massachusetts, Holyoke Massachusetts and Malden Massachusetts. These facilities include approximately 7,400, 3,100 and 7,400 square feet , respectively, over lease terms that expire on June 30, 2001, June 1, 2001, and January 31, 2001, respectively. The current rent for these facilities are $142,000, $19,000 and $82,000 per annum, respectively, plus operating expenses.

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

               In February and in March 1996, class action complaints, all of which were consolidated in a matter styled In Re: Advanced Mammography Systems, Inc. Shareholders Litigation (consolidated C.A. No. 14821), were filed in the Court of Chancery in the State of Delaware, in and for New Castle County, on behalf of all the public stockholders of both the Company and AMS against the Company and AMS and their directors seeking to (a) enjoin the previously announced merger of the two companies, or (b) if the merger is consummated, to award rescissory damages to the proposed class of plaintiffs. The plaintiffs and the Company entered into a stipulation of settlement whch is pending before the court.

               Effective  November  28,  1995,  ANMR  terminated  the   Key
          Employment  Agreement, dated May 2, 1995, of John A. Lynch, Chief
          Executive Officer  of MDI.   MDI's  Chief  Operating Officer  was
          named  the Acting  President  of MDI.    At September  30,  1995,
          accrued expenses include approximately $500,000 of severance benefits accrued in accordance with the terms of the Key Employment Agreement. In March 1996, the Company's former Chief Executive Officer filed a demand for arbitration seeking a declaratory ruling, equitable relief and damages related to
          claims arising out of the  Key Employment Agreement.    Although
          the outcome of this arbitration is uncertain, the Company does not believe that the results of this arbitration will have a material effect on the consolidated financial position or results of operations of the Company.

               During 1996, the Company became engaged in litigation with International Magnetic Imagimg, Inc., one of its customers regarding the performance of its enhancement package for several MRI systems sold to the customer for approximately $1,500,000. The suit, entitled International Magnetic Imaging, Inc. vs. Adavanced NMR Systems, Inc. (Case No. 96-014750(03)), was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Company believes that this situation was exacerbated by its decision to discontinue its imaging systems operations. The Company is seeking an equitable resolution to the dispute. The outcome of this matter is unpredictable, but the Company does not believe that the final outcome will have a material effect on the consolidated financial position or results of operations of the Company.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------

               No matters were submitted to a vote of security holders during the last quarter of fiscal year 1996.

          [page break]
                                       PART II
                                       -------

          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    -------------------------------------------------
                    STOCKHOLDER MATTERS
                    -------------------
               (A) Since February 1994, the Company's Common Stock has been included in the NASDAQ National Market System under the symbol ANMR. Trading in the Warrants (NASDAQ: ANMRW) commenced on August 31, 1995, after the closing of the MDI merger.

               The following table sets forth the quarterly high and low bid prices for the Common Stock and the Warrants as reported by NASDAQ for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions.

          Common Stock                       High      Low
          ------------                       ----      ---
          1996
          ----
          October 1 through December 31      2  1/4    1 1/16
          January 1 through March 31         2 9/16    1
          April 1 through June 30            2         1 3/32
          July 1 through September 30        1 1/4     7/16

          1995
          ----
          January 1 through March 31         3 11/16   2 3/4
          April 1 through June 30            3 1/4     2 1/8
          July 1 through September 30        3 1/16    2 1/32

          1994
          -----
          October 1 through December 31      4 1/4     2 1/4

          Warrants
          --------
          1996
          ----
          October 1 through December 31      9/16       1/8
          January 1 through March 31         15/16      1/2
          April 1 through June 30            3/4        1/4
          July 1 through September 30        3/8        1/8

          1995
          ----
          August 31 through September 30     1/8        1/8

               (B) On December 31, 1996, there were 1,125 holders of record of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of the Company's Common Stock. On December 31, 1996, there were 38,126,204 shares outstanding.

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


          ITEM 6.   SELECTED FINANCIAL DATA
                    -----------------------

          Statement of Operations Data:
          -----------------------------

               The selected financial information for the year ended September 30, 1996, the nine months ended September 30, 1995, and for each of the years ended December 31, 1994, 1993 and 1992, is derived from the audited financial statements of the Company and its subsidiaries, AMS and MDI.

               This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                               Year Ended     Nine Months ended
                            Year Ended     September 30, 1995 September 30, 1995
                        September 30, 1996 ------------------ ------------------
                        ------------------         -                  -
                                              (unaudited)
     Revenues:
      Net patient
      service revenue          $25,480,813         $1,934,322         $1,934,322
       Management fees
       and other                   653,425             40,220             40,220
       revenue                ------------       ------------       ------------
     Total Revenues             26,134,238          1,974,542          1,974,542
                              ------------       ------------       ------------
     Operating
     Expenses:
       Cost of service
       operations               16,205,961          1,203,497          1,203,497
       Research &
       development                      --            940,141            664,786
       Selling, general
       & administrative          4,254,964          2,449,364          2,002,075
       Provision for
       bad debt &                2,126,471            162,377            162,377
       collection costs       ------------       ------------       ------------
     Total Operating
     Expenses                   22,587,396          4,755,379          4,032,735
                              ------------       ------------       ------------
     Income (Loss) from
     Continuing
     Operations                  3,546,842        (2,780,837)        (2,058,193)
     Interest expense          (1,847,910)          (139,020)          (139,020)
     Interest income               212,814            195,191            265,208
     Other Income                  126,263            579,758            579,758
     Minority interest         (1,005,831)            783,520            569,354
     Equity in loss of
     subsidiary                (1,830,880)                 --                 --
     Provision for                (42,288)                 --                 --
     income taxes             ------------       ------------       ------------
     Loss from
     Continuing
     Operations                  (840,990)        (1,361,388)          (782,893)
     Loss from
     operations of
     Discontinued
        Division               (3,928,706)        (2,521,580)          (894,865)
     Loss on Disposal
     of Discontinued
     Division                  (3,510,563)                 --                 --
                              ------------       ------------       ------------
     Net Loss                 $(8,280,259)       $(3,882,968)       $(1,677,758)
                              ============       ============       ============
     Loss Per Share:
       Loss from
       continuing
       operations                   $(.03)             $(.06)             $(.03)
       Loss from
       operations of
       discontinued
       division                      (.13)              (.10)              (.04)
       Loss on disposal
       of discontinued               (.11)                 --                 --
       division               ------------       ------------       ------------
       Net loss per                 $(.27)             $(.16)             $(.07)
       share                  ============       ============       ============
     Weighted average
     number of common           30,583,320         24,020,652         24,243,902
     shares                   ============       ============       ============



                                          Year Ended
                       Nine Months ended December 31,   Year Ended  Year Ended
                         September 30,       1994      December 31,December 31,
                             1994        ------------      1993        1992
                       -----------------     ----      -----------  -----------
                          (unaudited)
     Revenues:
      Net patient
      service revenue        $         -- $         -- $         -- $         --
      Management fees
        and other                      --           --           --           --
        revenue              ------------ ------------ ------------ ------------
     Total Revenues                    --           --           --           --
                             ------------ ------------ ------------ ------------
     Operating
     Expenses:
       Cost of
       service
        operations                     --           --           --           --
       Research &
        development               717,010      992,365      822,994      239,423
       Selling,
        general &
       administrative           1,135,531    1,582,820      870,414           --
       Provision for
        bad debt &
        collection
        costs                          --           --           --           --
                             ------------ ------------ ------------ ------------
     Total Operating
       Expenses                 1,852,541    2,575,185    1,693,408      239,423
                             ------------ ------------  -----------  -----------
     Income (loss)
     from
     Continuing
     Operations               (1,852,541)  (2,575,185)  (1,693,408)    (239,423)
     Interest expense                  --           --           --           --
     Interest income              278,497      208,480      170,720           --
     Other Income                      --           --    (801,750)           --
     Minority
     interest                     488,799      702,965      414,641           --
     Equity in loss
     of subsidiary                     --           --           --           --
     Provision for
      income taxes                     --           --           --           --
                             ------------ ------------  -----------  -----------
     Loss from
     Continuing
     Operations               (1,085,245)  (1,663,740)  (1,909,797)    (239,423)
     Loss from
     operations of
     Discontinued
     Division                   (256,543)  (1,883,258)  (4,040,764)  (5,253,106)
     Loss on Disposal
     of Discontinued
     Division                          --           --           --           --
                             ------------ ------------  -----------  -----------
     Net Loss                $(1,341,788) $(3,546,998) $(6,166,950) $(5,492,529)
                             ============ ============ ============ ============
     Loss Per Share:
     Loss from
       continuing
       operations                  $(.05)       $(.07)       $(.10)       $(.01)
       Loss from
       operations of
       discoontinued
       division
                                    (.01)        (.08)        (.21)        (.33)
       Loss on
       disposal of
       discontinued                    --           --           --           --
       division              ------------ ------------ ------------ ------------
       Net loss per
        share                      $(.06)       $(.15)       $(.32)       $(.34)
                             ------------ ------------ ------------ ------------
      Weighted
       average number
       of common               23,543,842   23,603,251   19,184,275   16,157,623
       shares.               ============ ============ ============ ============

      BALANCE SHEET DATA:   September    September     December
      -------------------      30,          30,          31,
                              1996          1995         1994
                           -----------  -----------   ----------
      Working Capital      $(6,735,989)  $11,083,145  $ 8,614,161
      (Deficit)
      Total Assets           50,724,530   58,431,709   12,692,152

      Total Liabilities      26,906,107   27,799,636    2,511,853
      Stockholders'          23,818,423   28,017,966    9,698,924
      Equity



      BALANCE SHEET DATA:   December    December
      -------------------     31,          31,
                              1993        1992
                           ----------  ----------
      Working Capital      $12,452,896 $ (759,956)
      (Deficit)
      Total Assets          15,864,126   2,685,896

      Total Liabilities      2,335,099   2,659,378
      Stockholders'         12,551,838      26,518
      Equity

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITIONS AND RESULTS OF OPERATIONS
               ------------------------------------
     General
     -------

          The financial statements for the year ended September 30, 1996 include a full year of operations for the Company and MDI. The financial statements for the year ended September 30, 1995 include a full year of operations for the Company and AMS and one month of operations for MDI. Accordingly, it is not always possible to draw meaningful comparisons between periods ended September 30, 1996 and 1995. The results of operations for the year ended September 30, 1996 are not necessarily indicative of the results for future periods.

     Fiscal Year Ended September  30, 1996 Compared to Year Ended  September 30,
     --------------------------------------------------------------------------
     1995 (unaudited)
     -----------------
          During fiscal 1996, 1,748,364 shares of AMS Common Stock were issued in connection with the conversion of convertible debentures issued in May 1996. As a result of these conversions, the Company's percentage ownership of AMS has been reduced to approximately 48% at September 30, 1996. Accordingly, the Company has switched from consolidation of AMS in 1995 to the equity method of accounting for fiscal 1996.

          Loss from operations of Imaging Systems business segment includes all activity associated with the August 1996 plan to suspend the operations of a significant portion of such segment. Based on management's periodic review of the assumptions used in determining the estimated loss from the disposal of the Imaging Systems business segment, the Company recorded a provision of $3,510,563 for the loss on disposal of the discontinued business in the fourth quarter of 1996.

          As a result of the change in accounting method for the AMS subsidiary and the discontinued Imaging Systems business segment, all fiscal 1996 revenues and operating expenses represent those of the Imaging and Rehabilitation Services business segment exclusively.

          Net patient service revenue of $25,481,000 for fiscal 1996 represents a full year of operations from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $16,206,000 and provision for bad debt and collection costs of $2,126,000 similarly represent a full year of operations of the service segment. The year ended September 30, 1995 includes only one month of the Imaging and Rehabilitation Services business.

          Management fees and other revenues of $653,000 in fiscal 1996 is primarily attributable to fees earned from an entity managed by MDI.

          Selling, general, and administrative expenses increased from $2,449,000 to $4,255,000, respectively, from the year ended September 30, 1995 to fiscal 1996. This increase was primarily due to a full twelve months of Imaging and Rehabilitation Services operations in fiscal 1996 versus only one month in 1995 offset by the consolidation of the AMS subsidiary in 1995 versus an equity accounting for this subsidiary in fiscal 1996.

          Interest expense increased from $139,000 to $1,848,000 reflecting the full twelve months of Imaging and Rehabilitation Services operations during fiscal 1996 as well as the financing of the MDI acquisition, effective August 31, 1995.

          Minority interests in net income of consolidated MDI entities for fiscal 1996 totaled $1,006,000. During the year ended September 30, 1995 the minority interests in net loss of consolidated entities included ANMR's proportionate share of AMS' losses incurred in that period, partially offset by one months' allocation of income from certain subsidiaries of MDI.

          Equity in loss of unconsolidated subsidiary reflects the Company's equity accounting for the AMS subsidiary losses during fiscal 1996.

     Nine  Months Ended  September  30,  1995  Compared  to  Nine  Months  Ended
     ---------------------------------------------------------------------------
     SEPTEMBER 30, 1994, (unaudited)
     --------------------------------

          Net patient service revenue for September 30, 1995 represents one month of operations from the Imaging and Rehabilitation Services business acquired on August 31, 1995. The cost of service operations of $1,203,000 and provision for bad debt and collection costs of $162,000 similarly represent one month of operations of MDI.

          Selling, general, and administrative expenses increased from $1,136,000 to $2,002,000, respectively, in the 1994 and 1995 nine month periods. This increase was primarily due to the one month of operations of MDI, which included an accrual of approximately $500,000 for certain severance benefits due to a former executive officer of MDI.

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

          Interest expense of $139,000 reflects the financing of the MDI acquisition, effective August 31, 1995 and MDI's one month of operations.

          The increased allocation of losses to minority interests is due to the increase of the minority shareholders percentage ownership of AMS from 1994 as a result of the exercise of $3.2 million in warrants and options, partially offset by one months' allocation of income from certain subsidiaries of MDI.

          Loss from operations of Imaging Systems business segment includes all activity associated with the August 1996 plan to suspend the operations of a significant portion of such segment.

     Liquidity and Capital Resources
     -------------------------------

          The Company has available cash and cash equivalents of $3,288,000 at September 30, 1996 (including $1,451,000 at MDI). As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of December 31, 1996, $5,555,000 of the revolving loan has been utilized, including $1,200,000 for letters of credit securing certain MRI units operated by MDI, and the term loan has a balance of $7,500,000.

          In May 1996, ANMR closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At December 31, 1996, approximately 2,200 shares of Preferred Stock were still outstanding after certain conversions. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, is being used for working capital.

          In May 1996, AMS closed a private placement (the "AMS Placement") of $3 million principal 4% convertible debentures. Net proceeds from the AMS Placement was approximately $2,752,000 after payment of fees and related expenses. As of September 30, 1996, an additional 1,748,364 shares of common stock had been issued in connection with the conversion of these debentures whereby the Company's percentage ownership of AMS has been reduced to approximately 48% at September 30, 1996. Accordingly, the
     Company has switched from consolidation of AMS to the equity method of accounting for its investment in AMS.

          The Significant Cash Flows from operating activities for the year ended September 30, 1996 include non-cash adjustments for the discontinued operations totaling $3,511,000 as well as the Company's equity in the loss of the AMS Subsidiary of $1,831,000. Net cash used in investing activities reflects the reduction of cash associated with the formerly consolidated AMS Subsidiary totaling $1,833,000. Net cash provided by financing activities reflects the proceeds from the issuance of convertible preferred stock totaling $3,317,000.

          The Company currently funds its operations principally through the use
     of  cash  obtained  from a  private  equity  placement.   The  Company  has
     had discussions and negotiations with several companies in connection with the disposition of significant portions of its Imaging business, and
     these  negotiations and discussions  are  continuing.   Any  proceeds from
     such disposition should generate sufficient cash to repay the bank credit facility and meet its other obligations as they come due through fiscal 1997. However, there can be no assurance that an agreement would be entered into or that any of the transactions contemplated by such an agreement would be consummated. See Independent Auditor's Report on page F-2 and Note C to the financial statements on page F-11.

     Inflation
     ---------
          To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

          The Company is including the following cautionary statement in its Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

 [page break]

                                       PART III
                                       --------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

          The directors and executive officers of the Company are:


     Name                     Age       Position
     -----                    ---       --------

     Jack Nelson(1)(4)        46        Chairman of the Board,
                                        Chief Executive Officer
                                        and Treasurer

     Robert Spira, MD(1)
                  (3)(4)      48        Vice Chairman of the Board

     Enrique Levy (1)(4)      59        President, Chief Operating Officer
                                        and Director

     Charles Moche            47        Chief Financial Officer

     Robert Kwolyk            49        Vice President, Sales and Marketing

     George Aaron(2)(3)       44        Director

     David Gaynor             47        Director

     Sol Triebwasser, PhD(2)  75        Director
     ____________________
     (1)  Member of the Executive Committee.
     (2)  Member of the Audit Committee.
     (3)  Member of the Compensation/Option Committee.
     (4)  Member of the Strategic Development Committee

          The principal occupations and brief summary of the background of each Director and executive officer of ANMR during the past five years is as follows:

          Jack Nelson.
          ----------- Mr. Nelson has been Chairman of the Board since June 1991 and Treasurer since November 1990. He has also been Chairman of the Board of AMS since its formation in July 1992. From 1976 through 1993, Mr. Nelson had been engaged in the private practice of law as senior partner with the law firm of Zaslowsky, Marx & Nelson in New York, New York for more than five years prior to December 31, 1993. Since January 1994, he has been employed full-time with the Company and AMS. Mr. Nelson holds a B.A. degree from Yeshiva University and J.D. degree from Hofstra University School of Law. Mr. Nelson serves on the Board of Directors of ARC Capital, a publicly traded company (NASDAQ: ARCCA).

          Robert Spira, M.D.
          ------------------ Dr. Spira has been a director of the Company since September 1990, and Vice Chairman since February 1994, and a director and Vice Chairman of AMS since August 1992. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of the New Jersey Society for Gastrointestinal Endoscopy and President-elect of the New Jersey Society of Gastroenterology. Dr. Spira is a graduate of New York University School of Medicine.

          Enrique Levy.
          ------------ Mr. Levy has been President and Chief Operating Officer of ANMR and AMS since October 1995 and a Director of ANMR and AMS since August 31, 1995. From May 1994 to October 1995 he was Manager, Manufacturing for Xerox Graphic Systems, the manufacturer of Verde Digital Recording Film, Purchase, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of machinery and equipment for the web handling and film and paper coating industries. He holds a B.S. in Chemical Engineering from the Louisiana State University.

          Charles Moche, CPA.
          ------------------ Mr. Moche has been Chief Financial Officer of the Company and AMS since January 1, 1994. He has practiced accounting in New York with a concentration on tax planning and auditing from 1987 to 1993. He is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA's, and the Board of Accountancy of the State of New Jersey Consumer Affairs Division. Mr. Moche holds an MBA in Accountancy from the Bernard M. Baruch Graduate School of Business, and a BA in Economics from Yeshiva University. He received an Advanced Certificate Degree in Taxation from the New York University Graduate School of Business.

          Robert Kwolyk.
          -------------- Mr. Kwolyk has been Vice President, Sales and Marketing since May 1, 1994. From 1988 through 1994, Mr. Kwolyk served as Manager, MR Sales Planning and Sales Support and subsequently Manager, MR Market Development of General Electric Medical Systems. Mr. Kwolyk received his B.S. in Electrical Engineering from Stevens Institute of Technology.

          George Aaron.
          ------------ Mr. Aaron has been a director of both the Company and AMS since August 1992. He is the President of Portman Group Inc. in Fort Lee, New Jersey, an investment and consulting firm primarily in the health care and consumer goods industries, which he co-founded in 1981. He is a founder, President and Chief Operating Officer of Portman Pharmaceuticals, Inc., which is engaged in the research and development of therapeutic and diagnostic products for autoimmune diseases and immunomodulation. He also serves in various capacities with other private health care companies. He is a graduate of the University of Maryland.

          David Gaynor.
          ------------ Mr. Gaynor joined MDI as Vice President for Project Implementation in April 1988, has served as MDI's Executive Vice President and Chief Operating Officer August 1988 through December 1995 when he became President of MDI. From October 1986 to December 1987, Mr. Gaynor served as Chief Executive Office of Wellcare of New England, a Health Maintenance Organization ("HMO"). Mr. Gaynor holds a B.A. degree in English Literature from Manhattan College and a Masters degree in Health and Hospital Administration from Cornell University.

          Sol Triebwasser, Ph.D.
          ---------------------- Dr. Triebwasser has been a director of the Company since July 1984 and a director of AMS since August 1992. Until recently, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Thornwood, New York. Since receiving his Ph.D. in physics from Columbia in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

          All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. See Item 12. Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          The  Board  of  Directors met,  either  in  person  or telephonically,
     eighteen  times  in  fiscal  1996.    Each of  the  directors  attended  or
     participated in 75% or more of the meetings.

          The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. The executive committee met four times during fiscal 1996.

          The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met twice in fiscal 1996.

          The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The Compensation/Option Committee met once in fiscal 1996.

          The Strategic Development Committee reviews and recommends to the Board of Directors major business prospects and future planning as to products, marketing and joint ventures. The Committee met four times during fiscal 1996.

     ITEM 11.  EXECUTIVE COMPENSATION
               ----------------------

          The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 1996. The Company is reimbursed by AMS for a portion of the executive salaries pursuant to the Shared Services Agreement.

                             Annual Compensation
                          -------------------------

      Name and Principal           Salary    Bonus   Other Annual
           Position        Year      ($)      ($)    Compensation
      ------------------  ------- --------  -------  ------------

      Jack Nelson(1)     1996(4)  $234,999   $50,000      -0-
      Chairman and CEO   1995      176,250       -0-      -0-
                         1994      239,853       -0-      -0-
      Enrique Levy(5)    1996(4)   246,346       -0-      -0-
      President & COO


      David Gaynor(2)    1996(4)   212,538       -0-      -0-
      President, MDI

      Robert Kwolyk      1996(4)   170,769       -0-      -0-

      VP, Sales &        1995      109,615       -0-      -0-
      Marketing


                                 Long-Term Compensation
                              ---------------------------
                               Awards              Payouts
                             ----------            -------
                             Restricted    Stock
                                Stock     Options    LTIP     All Other
        Name and Principal    Award(s)   Award(s)  Payouts  Compensation
             Position            ($)        (#)      ($)         ($)
      ---------------------  ----------  --------  -------  ------------
      Jack Nelson(1)             -0-      250,000    -0-      $16,200(3)

      Chairman and CEO           -0-          -0-    -0-       12,150(3)
                                 -0-      300,000    -0-       18,900(3)
      Enrique Levy(5)            -0-          -0-    -0-        8,400(3)
      President & COO


      David Gaynor(2)            -0-      150,000    -0-        6,000(3)
      President, MDI

      Robert Kwolyk              -0-          -0-    -0-             -0-

      VP, Sales & Marketing      -0-          -0-    -0-        4,500(3)

     (1)  Mr. Nelson became a full-time employee beginning January 1, 1994.

     (2)  Mr. Gaynor became President of MDI beginning December 1, 1995.

     (3)  Paid  to  Mr.   Nelson  for  the  purpose   of  reimbursing  him   for
          transportation and other expenses; and to Messrs. Levy, Gaynor and Kwolyk for the purpose of reimbursing them for transportation.

     (4) Salary, all other compensation and stock options awarded during the year ended September 30, 1996.

     (5)  Mr. Levy  became President  and COO  beginning October 1,  1995.   Mr.
          Levy's salary includes a "signing" bonus of $30,000.

     Employment Agreements
     ---------------------
          As of December 20, 1995, both the Company and AMS entered into employment agreements with Jack Nelson (the "Nelson Employment Agreements"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer of the Company and AMS, respectively through December 31, 2000 at an aggregate base salary of $235,000, with a 10% increase in base salary from both companies effective during the second year and with any additional increases in base salary from both companies thereafter being instituted by the Board of Directors subject to the Company meeting revenue and net income budget projections.

          Mr. Nelson was granted options to purchase 250,000 shares of the Company's Common Stock, with 50,000 shares to vest each year. AMS did not grant any stock options as part of Mr. Nelson's employment agreement with AMS. The Nelson Employment Agreements further provide that if Mr. Nelson terminates his employment "for cause" or the Company or AMS, as the case may be, terminates his employment "without cause" (as each such term is defined in the Nelson Employment Agreements), or upon Mr. Nelson's death or disability, Mr. Nelson or his representative shall receive his annual base salary as paid by the Company or AMS, as the case may be for two full years from the date of his termination, less any amounts received under the Company's or AMS' insurance policies, as the case may be. In the event that the Company or AMS, as the case may be, without the consent of Mr. Nelson, assigns its rights and obligations under either of the Nelson Employment Agreements to any company with or into which the Company or AMS may merge or consolidate, or to which the Company or AMS may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company or AMS, and if the assignee was not previously part of a consolidated group with the Company or AMS, then Mr. Nelson may terminate the applicable Nelson Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

          As of September 1995, the Company entered into an Employment Agreement with Enrique Levy (the "Levy Employment Agreement"), employing him as President and Chief Operating Officer of the Company commencing October 1, 1995, through December 31, 2000, at a base salary of $225,000 per annum with a 10% increase in base salary effective during the second year, with any additional increases during the third, fourth and fifth years to be based upon increasing net income of the Company and AMS in excess of the annual budgeted net income of the respective companies. Mr. Levy also received a $30,000 "signing" bonus and is entitled to receive annual cash bonuses based upon Mr. Levy's overall performance including a comparison of the actual annual financial results of each of the Company and AMS as compared to budgets for the year. Mr. Levy was also granted options to purchase (i) 250,000 shares of the Common Stock of the Company to vest over a three year period and (ii) 100,000 shares of Common Stock of AMS to vest over a three year period. The Levy Employment Agreement further provides that if Mr. Levy terminates his employment "for cause" or the Company terminates his employment "without cause" (as such term is defined in the Levy Employment Agreement), or upon Mr. Levy's death or disability, Mr. Levy or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Levy, assigns its rights and obligations under the Levy Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Levy may terminate the Levy Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax. AMS pays 50% of all compensation paid to Mr. Levy pursuant to the Company's Shared Services Agreement with AMS.

          On November 1, 1996, each member of senior management accepted the opportunity to have the exercise price of all outstanding stock options held by them repriced to the market price of the Company's Common Stock as of August 22, 1996 ($0.50) if, in exchange for such repricing, such member of senior management agreed to defer 17% of his salary for one year, at which time the Compensation Committee would determine whether additional deferrals were necessary. Messrs. Nelson, Levy and Gaynor agreed to the repricing of options held by them on such terms. See "Report of the Compensation Committee of the Board of Directors on Executive Compensation and Repricing of Options.", below.

          As of December 1, 1995, MDI entered into an Employment Agreement with David Gaynor (the "Gaynor Employment Agreement"), employing him as President of MDI through June 30, 1999, at a base salary of $225,000 per annum. The base salary is increased by 10% without any conditions on the first anniversary and a minimum 10% increase subject to achieving performance targets on each anniversary thereafter during its term. Mr. Gaynor is entitled to receive a bonus if MDI achieves performance targets and as determined by the Board or the Compensation Committee of the Company. Mr. Gaynor was also granted options under the ANMR Stock Option Plan for the purchase of 150,000 shares of ANMR Common Stock, exercisable over five years and with one-third of the shares on the date of the Gaynor Employment Agreement and one-third to vest of the shares to vest on each successive anniversary of the same date. The Gaynor Employment Agreement further provides that if the Company terminates his employment "for cause", Mr. Gaynor is not entitled to any compensation other than his base salary through the date of termination. If the Company terminates his employment "without cause" or if Mr. Gaynor terminates his employment "for cause", Mr. Gaynor shall receive his annual base salary for two full years in addition to health insurance coverage for one year and any outstanding invested stock options would be exercisable for a period of twelve months from the date of termination. In the event of Mr. Gaynor's death, Mr. Gaynor's estate is entitled to his annual base salary for one year. In the event that the Company assigns its rights and obligations under the Gaynor Employment Agreement to any company with or into which the Company may merge, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, or there is a complete or substantial liquidation or dissolution of MDI, or the sale of all or substantially all of the assets of MDI and if the assignee was not previously part of a consolidated group with the Company, then Mr. Gaynor may terminate the Gaynor Employment Agreement within sixty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

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

     STOCK OPTIONS
     -------------

          In 1983, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1983 Plan") (which was amended and restated as of February 1, 1988), which provided for the granting of options to purchase not more than 1,000,000 shares of Common Stock. The options could have been "incentive stock options" within the meaning of the Internal Revenue Code of 1986 as amended (the "Code"), or non-qualified. The 1983 Plan terminated on June 29, 1993. Options for an aggregate of 152,090 shares of Common Stock at exercise prices ranging from $0.50 to $3.15 were outstanding under the 1983 Plan as of December 31, 1996.

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

          The Option Committee determines, subject to the provisions of the Plan, to whom options are granted, the number of shares of Common Stock subject to option and whether or not options shall be incentive stock options or non-qualified stock options. The exercise price of incentive stock options granted under the Plan must be at least equal the fair market value (110% of the fair market value if the recipient owns more than 10% of the combined voting power of all classes of outstanding stock of the Company ("10% Stockholder")) of the Common Stock on the date of the grant. The aggregate fair market value (determined as of the date of the grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. The exercise price of non-qualified options may not be less than such fair market value. As of December 31, 1996, incentive and non-qualified stock options to purchase an aggregate of 1,920,688 shares of Common Stock at per share exercise prices ranging from $0.50 to $4.255 were outstanding under the Plan, and no options have been exercised under this Plan.

          Options and warrants assumed in the MDI Merger are exercisable for ANMR Common Stock and warrants to purchase ANMR Common Stock.

          1993 DIRECTORS STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

          The 1993 Directors Plan covers all directors of the Company who are not employees of the Company. In 1994, this Plan was amended to reduce the number of options to 15,000 shares from 25,000 shares of Common Stock a person is granted upon becoming a director, and 10,000 shares thereafter annually if such person has been a director of the Company for more than six months. The maximum number of shares which may be issued under the 1993 Directors Plan is 625,000. At December 31, 1996, there were outstanding options under this Plan for the purchase of 180,000 shares of Common Stock at per share exercise price of $0.50.

          OTHER STOCK OPTIONS

          In addition to the above plans, at December 31, 1996, there were outstanding options and warrants to purchase 1,366,698 shares of Common Stock at prices ranging from $0.50 to $3.75 per share exercisable through March 2005.

         -------------------------------------------------------------------
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual
                                           Grants
              (a)             (b)           (c)          (d)          (e)

                           Number of     % of Total
                          Securities    Options/SARs   Exercise
                          Underlying     Granted to    on Base
                         Options/SARs   Employees in    Price     Expiration
              Name        Granted (#)   Fiscal Year     ($/Sh)       Date

         -------------------------------------------------------------------
         Jack Nelson        250,000         62.5        $.50      12/20/2000


         Enrique Levy           -0-



         David Gaynor       150,000         37.5        $.50      12/01/2000


         Robert Kwolyk          -0-



         -----------------------------------------------------------
                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Potential Realizable      Alternativ
                                Value at Assumed Annual     e to (f)
                                 Rates of Stock Price       and (g)
                                Appreciation for Option    Grant Date
                                         Term                Value

                 (a)               (f)           (g)          (h)

                                                           Grant Date
                                                            Present
                Name             5% ($)        10% ($)      Value $
         ------------------------------------------------------------

         Jack Nelson            $27,000      $58,000


         Enrique Levy


         David Gaynor           $16,000      $35,000



         Robert Kwolyk

           ---------------------------------------------------------------
                             FISCAL YEAR END OPTION VALUE

                                                             VALUE OF
                                NUMBER OF UNEXERCISED     UNEXERCISED IN-
                                 OPTIONS AT SEPT. 30,    THE-MONEY OPTIONS
                                  1996 EXERCISABLE/      AT SEPT. 30, 1996
           NAME                     UNEXERCISABLE           EXERCISABLE
           ----                 ----------------------   -----------------


           Jack Nelson . . .       250,000/250,000             $-0-


           David Gaynor  . .        191,791/50,000              -0-


           Robert Kwolyk . .        133,333/66,667              -0-



           Enrique Levy  . .        83,333/166,667              -0-

          REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION AND THE REPRICING OF OPTIONS

               The Compensation Committee of the Board of Directors (the "Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the Employee and Directors Plans. The Committee is composed of two independent, non-employee Directors.

               The Committee believes that the chief executive officer's ("CEO") compensation and the compensation of the officers of the Company should be heavily influenced by Company performance. Stock options are granted to the CEO and other executives, primarily based upon the executive's ability to influence the Company's long term growth. In addition, the Committee considers factors such as relative Company performance, the individual's past performance and future potential in establishing the compensation levels and stock option awards.

               During 1996 the Committee considered that fact that the exercise price for existing stock options for executive officers, employees, current directors and consultants of the Company granted in prior years had become considerably in excess of market prices for the Company's Common Stock and that as a result such options did not provide the holders with the desired incentive of linking their long term compensation with the performance goals of the Company's stockholders. This consideration along with the Committee's consideration of certain cash pressures experienced by the Company which prohibit increases in cash compensation of executive officers lead to the Committee's recommendation that previously issued options be canceled and reissued at exercise prices close to the market value of the Company's Common Stock.

               As a result, in August 1996 the Committee and the Board approved the cancellation and reissuance of certain previously issued options held by current executive officers and directors on the following terms. Each member of senior management was given the opportunity to have the exercise price of all outstanding stock options held by them repriced to the market price of the Company's common stock as of August 22, 1996 ($.50) if, in exchange for such repricing, such member of senior management agreed to defer 30.00% of his salary for one year, at which time the Compensation Committee would determine whether additional deferrals were necessary. Messrs. Nelson, Levy and Moche agreed to the repricing of the options held by them on such terms and Dr. Roemer did not accept such offer. Each non-employee director of the Company was also given the opportunity to have the exercise price of options presently held by him repriced to the market price of the Corporation's Common Stock as of August 22, 1996 if, in exchange for such repricing, such director agreed to forego the $10,000 board fee. All incumbent non-employee directors agreed to the repricing of their options on such terms.

               The Committee and the Board felt that the deferral in the salaries of the executive officers and the elimination of the board fee in exchange for repricing of options held by executive officers and directors, respectively, was the best way for the Company to continue to provide incentive to its executive officers and directors while simultaneously addressing the Company's cash pressures by reducing payroll expenses.

          Respectfully submitted,
          THE COMPENSATION COMMITTEE
          Robert Spira
          George Aaron

           ----------------------------------------------------------------
                            10-YEAR OPTION/SAR REPRICINGS
                                      Number of
                                      Securities  Market Price   Exercise
                                      Underlying  Of Stock At    Price At
                                     Options/SARs   Time Of      Time Of
                                     Repriced Or  Repricing Or Repricing Or
                                       Amended     Amendment    Amendment
               Name         Date         (#)          ($)          ($)
               (a)          (b)          (c)          (d)          (e)

           ----------------------------------------------------------------
           Jack Nelson,   8/22/96         250,000          .50         3.13
           CEO            8/22/96         250,000          .50         1.16
           ----------------------------------------------------------------
           Enrique
           Levy,
           President &
           COO            8/22/96         250,000          .50         2.06

           ----------------------------------------------------------------
           David Gaynor   8/22/96          23,840          .50         1.75
                          8/22/96          20,267          .50         2.01
                          8/22/96          47,684          .50         1.45
                          8/22/96         150,000          .50         1.28




           -------------------------------------------------------------
                           10-YEAR OPTION/SAR REPRICINGS
                                                            Length Of
                                                         Original Option
                                                         Term Remaining
                                              New          At Date Of
                                            Exercise      Repricing Or
                       Name                  Price          Amendment
                        (a)                   (f)              (g)
           -------------------------------------------------------------

           Jack Nelson, CEO                   .50           02/09/98
                                              .50           12/20/00

           -------------------------------------------------------------
           Enrique Levy, President &
           COO                                .50           10/04/00
           -------------------------------------------------------------

           David Gaynor                       .50           08/09/01
                                              .50           11/20/02
                                              .50           12/16/03
                                              .50           12/01/00



          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    -------------------------------------------------------
                    MANAGEMENT
                    ----------

               The following table sets forth, as of December 31, 1996, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group:

          [page break]
                                                Amount and    Percentage
                                  Position       Nature of        of
           Name and Address         with        Beneficial      Common
           Of Beneficial Owner    Company      Ownership (1)     Stock
           ------------------    ----------    -------------   ---------
           J. Morton Davis     None           1,562,142 (2)      4.1%
           44 Wall Street
           New York, NY 10005


           D.H. Blair          None           1,562,142 (2)      4.1%
           Holdings, Inc.
           44 Wall Street
           New York, NY 10005

           Jack Nelson         Chairmand of     300,000 (3)       .8%
                               the
                               Board; Chief
                               Executive
                               Officer
                               Treasurer
           Enrique Levy        President;         83,333(4)       .2%
                               Chief
                               Operating
                               Officer;
                               Director
           George Aaron        Director         112,500 (5)       .3%

           David Gaynor        DIirector        229,791 (6)       .5%

           Robert Spira, MD    Director         100,000 (7)       .3%

           Sol Triebwasser,    Director          95,000 (8)       .2%
           Ph.D.

           All directors and                       882,624       2.3%
           executive
           officers as a group (7 persons)    (3)(4)(5)(6)(7)(8)

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

          (3) Includes 300,000 shares underlying presently exercisable options granted under the 1993 Employee Plan. Excludes (i) 2,000 shares owned by Mr. Nelson's wife, as to which shares he disclaims beneficial ownership; and (ii) 200,000 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder.

          (4) Includes 83,333 shares underlying presently exercisable options and excludes 166,667 shares underlying options granted which become exercisable subject to vesting thereunder.

          (5) Includes 112,500 shares underlying options presently exercisable under the 1983 Plan and the 1993 Directors Plan, and excludes 7,500 shares underlying options under the 1983 Plan and the 1993 Directors Plan which are not presently exercisable.

          (6) Includes (1) 38,000 shares held by Mr. Gaynor and (ii) 191,791 shares underlying options presently exercisable under the 1993 Employee Plan, and excludes 50,000 shares underlying options under the 1993 Employee Plan which are not presently exercisable.

          (7)  Includes   100,000   shares  underlying   options  presently
               exercisable granted under the 1983 Plan and the 1993 Directors Plan.

          (8) Includes 87,500 shares underlying presently exercisable options granted under the 1983 Plan and the 1993 Directors Plan, and excludes 7,500 shares underlying options granted under the 1983 Plan and the 1993 Directors Plan which are not presently exercisable.


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

               On August 29, 1996,  the Company's Shared Services Agreement
          with AMS, dated January 25, 1992 was terminated and the Company and AMS entered into a new agreement which outlines a more accurate method of allocating the services that are shared by the companies. The new agreement has developed as a result of two significant factors: (a) the changes in the profile of the Company which is modifying its technology operations related to the manufacture of its InstaScan retrofit system and is attending to its service division, and (b) the growing independence of both companies as each company pursues divergent objectives. Vendors for parts and services have been instructed to provide separate invoices directly to the Company and AMS, as the case may be. Expenses related to the use of the facilities, such as rent, utilities and insurance, will be apportioned based on the number of square feet occupied by the Company or AMS, respectively. AMS also pays the Company a monthly fee for overhead services, which is calculated by apportioning the total amount spent by the Company on all general overhead expenses, based on a fixed percentage of overhead expenses plus an allocation of compensation of the executive officers based upon the amount of time spent with the respective companies. The Company's officers and employees are required by the Shared Services Agreement to devote as much time to AMS business as they, in their discretion, consider appropriate. The Boards of Directors and the President of both the Company and AMS are responsible for determining the appropriate amount of time spent by the Company's officers and employees pursuant to the Shared Services Agreement, and overseeing the provision of such services. Seven of the ten officers and directors of AMS are also officers and directors of the Company. Any conflicts will be resolved by Jack Nelson, Chairman of the Board of both the Company and AMS, and by the Board of Directors of each company, consistent with their fiduciary duties.

               As of September 30, 1996, the Company had made advances and been reimbursed for expenses incurred on behalf of AMS for research and development and other activities relating to the development of AMS' MRI scanner for breast imaging aggregating approximately $3,626,000.

               Also, in connection with the public offering, the Company had placed 2,750,000 of its 4,000,000 shares of AMS Common Stock into escrow. On May 1, 1997, all shares subject to the escrow will be forfeited and contributed to the capital of AMS as a result of AMS' failure to achieve certain financial milestones, which if achieved would have resulted in the release of the escrowed shares. Upon the forfeiture of the escrowed shares, AMS will incur an expense based on the fair market value of AMS Common Stock and the Company's interest in AMS will be reduced to approximately 20%. For consolidation purposes, the Company treats the escrow shares as if they were outstanding.

               The Company believes that the transactions between the Company and AMS described above were on terms not less favorable to the Company than the terms that would have been available from unaffiliated parties under similar circumstances. Actual comparisons with other transactions are not possible, however.

          [page break]
                                       PART IV
                                      ---------

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

          [page break]

          Exhibit
          -------
          No.       Description
          ---       -----------
          2         Agreement and  Plan  of Merger  among Registrant,  ANMR
                    Acquisition   Corp.   and  Medical   Diagnostics,  Inc.
                    ("MDI"), dated  May 2, 1995  (incorporated by reference
                    to Annex  A to the Joint  Proxy Statement/Prospectus to
                    Registrant's  Registration  Statement   on  Form   S-4,
                    declared  effective  August  3,  1995   (File  No.  33-
                    95302)("Registrant's Form S-4").
          3.1       Certificate    of    Incorporation    of    Registrant.
                    (incorporated  by reference  to  Exhibit  3 filed  with
                    Registrant's  Registration Statement  on Form  S-2, and
                    amendments  thereto, declared effective August 18, 1993
                    (File No. 2084785 ("Registrant's Form S-2"))
          3.2       Amendment to Certificate of Incorporation of Registrant
                    filed November  5, 1993  (incorporated by reference  to
                    Exhibit 3.2 to Registrant's Form S-4).
          3.3       Amendment   to   Certificate   of    Incorporation   of
                    Registrant,  filed  August 31,  1995,  (incorporated by
                    reference to  Exhibit 3.1 to Registrant's  Form 8-K for
                    an event of August  31, 1995 (the "August 1995  Form 8-
                    K")).
          3.4       Amendment   to   Certificate   of    Incorporation   of
                    Registrant, filed September 21, 1995.
          3.5       Amended    and    Restated   By-laws    of   Registrant
                    (incorporated   by   reference   to  Exhibit   3.4   to
                    Registrant's Form S-4).
          4.1.1     Form   of  Warrant  Agreement  between  Registrant  and
                    American  Stock  Transfer &  Trust Company,  as Warrant
                    Agent  (incorporated  by  reference  to  Exhibit  4  to
                    Registrant's August 1995 Form 8-K).
          4.1.2     Form of Warrant  Certificate (incorporated by reference
                    to Annex  B to the Registrant's  Joint Proxy Statement,
                    dated August 31, 1995).
          4.2       Specimen Certificate for  Common Stock, par  value $.01
                    per share, of Registrant (incorporated  by reference to
                    Exhibit 4.2 to Registrant's Form S-4).
          4.3.1     Form of Supplemental Agreement relating to Registrant's
                    assumption  of  MDI's  Obligations  under  the  Warrant
                    Agreement  between MDI and First Albany Corporation and
                    Janney   Montgomery   Scott,   Inc.  (incorporated   by
                    reference to Exhibit 4.3.1 to Registrant's Form S-4).
          4.3.2     Form of Supplemental Agreement relating to Registrant's
                    assumption  of  MDI's  Obligations  under  the  Warrant
                    Agreement between  MDI and Jacob  Agam (incorporated by
                    reference to Exhibit 4.3.2 to Registrant's Form S-4).
          4.4       Form of Warrant Certificate, dated as of March 6, 1994,
                    issued    to    Dominick   &    Dominick   Incorporated
                    (incorporated   by  reference   to   Exhibit   4.4   to
                    Registrant's Form S-4).
          4.5       Certificate of Designation of  Series A Preferred Stock
                    of  the  Company  (incorporated  by  reference  to  the
                    Company's Current  Report on  Form 8-K, filed  on March
                    31, 1996 (File No. 0-11914)).
          10.1      Registrant's  1983  Incentive  and Non-Qualified  Stock
                    Option  Plan, Amended  and Restated  as of  February 1,
                    1988, and form of incentive stock  option (incorporated
                    by reference to Exhibit 10.4 to Registrant's Form S-2).
          10.2      Registrant's   1993   Employee   Stock    Option   Plan
                    (incorporated by  reference to  Exhibit A of  the Proxy
                    Statement  for  Registrant's  1993  Annual  Meeting  of
                    Stockholders (File No. 0-11914)).
          10.3      Registrant's 1993  Directors Stock Option Plan for Non-
                    Employee  Directors  (incorporated   by  reference   to
                    Exhibit B of the  Proxy Statement for Registrant's 1993
                    Annual Meeting of Stockholders (File No. 0-19914)).
          10.4.1    Amended and Restated  Agreement between the  Registrant
                    and General Electric  Company, dated November  30, 1989
                    (incorporated by reference  to Exhibit 10.6 filed  with
                    Registrant's Annual Report on  Form 10-K for the fiscal
                    year ended December 31, 1990 (File No. 0-19914)).
          10.4.2    Amended  1989 Agreement with  General Electric Company,
                    dated  March  5,  1993  (incorporated  by  reference to
                    Exhibit 10.12 filed with  Registrant's Annual Report on
                    Form 10-K for  the fiscal year ended  December 31, 1992
                    (File No. 0-11914)).
          10.4.3    Amended 1993  Agreement with General  Electric Company,
                    dated  March  5,  1993  (incorporated  by reference  to
                    Exhibit 10.4.2 filed with Registrant's Annual Report on
                    Form 10-K for  the fiscal year ended  December 31, 1994
                    (File No. 0-11914) (the "ANMR 1994 Form 10-K")).
          10.4.5    1994  Agreement between Registrant and General Electric
                    Company, dated July 29, 1994 (incorporated by reference
                    to Exhibit 10.4.5 to Registrant's Form S-4).
          10.5      Employment  Agreement  between   Registrant  and   Jack
                    Nelson, dated  as of December 6,  1993 (incorporated by
                    reference to Exhibit 10.5 filed with the ANMR 1994 Form
                    10-K).
          10.6      Employment   Agreement   among   Registrant,   Advanced
                    Mammography Systems,  Inc.  ("AMS") and  Enrique  Levy,
                    dated September 17, 1995.
          10.7      Employment Agreement  between Registrant and  Robert L.
                    Kwolyk,  dated as  of April  25, 1994  (incorporated by
                    reference to Exhibit 10.8 to Registrant's Form S-4).
          10.8      Employment Agreement among Registrant, MDI  and John A.
                    Lynch, dated May 2,  1995 (incorporated by reference to
                    Exhibit 47  to MDI's Schedule 14D-9  (Amendment No. 18)
                    filed on May 3, 1995).
          10.9      Lease   Agreement  between   Registrant  and   John  T.
                    Spinelli,
                    dated May 5, 1991 (incorporated by reference to Exhibit
                    10.9 filed with Registrant's Annual Report on Form 10-K
                    for the fiscal year  ended December 31, 1995  (File No.
                    0-19914)).
          10.10     License Agreement  between  Registrant and  AMS,  dated
                    July  29, 1992  (incorporated  by reference  to Exhibit
                    10.13 to Registrant's Form S-2).
          10.11*    Shared  Services Agreement  between Registrant  and AMS
                    dated August 29, 1996.
          10.12     Escrow  Agreement among  Registrant,  AMS and  American
                    Stock Transfer  &  Trust Company,  dated December  1992
                    (incorporated   by  reference   to  Exhibit   10.15  to
                    Registrant's Form S-2).
          10.13     Loan  and Security  Agreement, dated  as of  August 31,
                    1995,  between MDI and Chemical Bank (without exhibits)
                    (incorporated   by  reference   to   Exhibit  10.2   to
                    Registrant's August 1995 Form 8-K).
          10.14     Guaranty and Security Agreement, dated as of August 31,
                    1995,  between Registrant  and  Chemical Bank  (without
                    exhibits) (incorporated by reference to Exhibit 10.3 to
                    Registrant's August 1995 Form 8-K).
          10.15     Guaranty and Security Agreement, dated as of August 31,
                    1995, between certain subsidiaries of  MDI and Chemical
                    Bank (without exhibits)  (incorporated by reference  to
                    Exhibit 10.4 to Registrant's August 1995 Form 8-K).
          10.16     Pledge Agreement, dated as  of August 31, 1995, between
                    Registrant and Chemical Bank (incorporated by reference
                    to Exhibit 10.5 to Registrant's August 1995 Form 8-K).
          10.17     Pledge Agreement, dated as  of August 31, 1995, between
                    MDI  and  Chemical Bank  (incorporated by  reference to
                    Exhibit 10.6 to Registrant's August 1995 Form 8-K).
          10.18     Amended and Restated Joint Venture Agreement  among MDI
                    and  Medical Imaging  Partners, L.P.,  dated August  6,
                    1990 (incorporated by reference to Exhibit 10(b)(1)  to
                    MDI's Registration Statement on  Form S-1 as amended on
                    October   30,  1991  (File  No.  33-42748))  (the  "MDI
                    Registration Statement").
          10.19     Restated Management  Agreement  between MDI  and  Mass.
                    Mobile   Imaging  Venture,   dated   August   6,   1990
                    (incorporated by  reference to Exhibit 10(b)(2)  to the
                    MDI Registration Statement).
          10.20     Restated and Amended Medical Imaging Lease and Services
                    Agreement  between  Western  Mass.  Magnetic  Resonance
                    Services, Inc. and Mass. Mobile  Imaging Venture, dated
                    August 6,  1990 (incorporated  by reference  to Exhibit
                    10(b)(3) to the MDI Registration Statement).
          10.21     Medical Imaging Lease and Services Agreement between
                    Mobile  MRI of  Western  Massachusetts  Associates  and
                    Mass.  Mobile  Imaging Venture,  dated  August  6, 1990
                    (incorporated by reference to  Exhibit 10(b)(4) to  the
                    MDI Registration Statement).
          10.22     Lease Agreement between  Medical Imaging Partners, L.P.
                    and Mass.  Mobile Imaging Venture,  dated December  31,
                    1986 (incorporated by reference  to Exhibit 10(b)(9) to
                    the MDI Registration Statement).
          10.23     MRI  Management  Services  Agreement between  Merrimack
                    Valley Health  Services, Inc. and MDI  dated October 1,
                    1990 (incorporated by reference to Exhibit  10(f)(1) to
                    the MDI Registration Statement).
          10.24     Joint  Venture  Agreement  of  Mobile  MRI  of  Western
                    Massachusetts Associates, between Mobile MRI of Western
                    Massachusetts,  Inc.  and  MRI  Associates  Inc., dated
                    December 22, 1986 (incorporated by reference to Exhibit
                    10(h)(1) to the MDI Registration Statement).
          10.25.1   Lease Agreement between MDI and the Trustees of Six New
                    England   Executive  Park,   dated  January   22,  1988
                    (incorporated by reference to  Exhibit 10(j) to the MDI
                    Registration Statement).
          10.25.2   First Amendment to Lease  Agreement between MDI and the
                    Trustees  of  Six  New  England Executive  Park,  dated
                    October 15, 1992.
          10.25.3   Second Amendment to Lease Agreement between MDI and the
                    Trustees of Six New England Executive Park, dated April
                    6, 1993.
          10.26     Severance Agreements  between MDI  and each of  Judy C.
                    Erbstein, David  C. Gaynor, Steven J.  James, Eileen H.
                    Kirrane, Elaine H.  McCarthy, Ruselle  W. Robinson  and
                    John  F.   Sweeney,  each   dated  February  16,   1995
                    (incorporated  by  reference  to  Exhibit  35 to  MDI's
                    Schedule  14D-9  (Amendment  No.  13)  filed  with  the
                    Commission on February 23, 1995).
          10.27     Stock Purchase  Agreement between  MDI, John  W. Hammer
                    and   Hi-Chicago   Trust,   dated   October   12,  1988
                    (incorporated by reference to  Exhibit 10(o) to the MDI
                    Registration Statement).
          10.28     Clinical License  for  MRI Services  by  Western  Mass.
                    Magnetic  Resonance  Services,  Inc.  (incorporated  by
                    reference to  Exhibit 10(p)(1) to  the MDI Registration
                    Statement).
          10.29     Clinical  License for  MRI  Services by  Mobile MRI  of
                    Western   Massachusetts  Associates   (incorporated  by
                    reference to  Exhibit (10(p)(2) to the MDI Registration
                    Statement).
          10.30     Clinical License for MRI  Services by Central Mass. MRI
                    Limited Partnership ("Central Mass.")  (incorporated by
                    reference to  Exhibit 10(p)(4) to the  MDI Registration
                    Statement).
          10.31     Clinical License for MRI Services by Greater Boston MRI
                    Limited Partnership ("Greater Boston") (incorporated by
                    reference to  Exhibit 10(p)(3) to the  MDI Registration
                    Statement).
          10.32.1   Determination of Need issued to  Western Mass. Magnetic
                    Resonance   Services,  Inc.,  to   provide  Mobile  MRI
                    Services, dated May 29, 1986 (incorporated by reference
                    to Exhibit 10(q)(1) to the MDI Registration Statement).
          10.32.2   Determination of Need issued to Western Mass.  Magnetic
                    Resonance  Services,  Inc.,  to provide  free-standing,
                    fixed  site   MRI  services,   dated   April  3,   1989
                    (incorporated by reference  to Exhibit 10(q)(2) to  the
                    MDI Registration Statement).
          10.33     Determination  of Need issued  to Central  Mass., dated
                    July  20, 1988  (incorporated by  reference to  Exhibit
                    10(q)(3) to the MDI Registration Statement).
          10.34.1   Determination  of Need  issued  to  Greater Boston  MRI
                    Services, Inc. ("Greater Boston"), dated April 8, 1988,
                    with letter transferring ownership of the Determination
                    of Need to Greater Boston (incorporated by reference to
                    Exhibit 10(q)(4) to the MDI Registration Statement).
          10.34.2   Determination of  Need issued to Greater  Boston, dated
                    October 12, 1989 (incorporated by reference to  Exhibit
                    10(q)(5) to the MDI Registration Statement).
          10.35     Determination of  Need issued to Mobile  MRI of Western
                    Massachusetts   Associates,   dated  August   28,  1989
                    (incorporated by reference to  Exhibit 10(q)(6) to  the
                    MDI Registration Statement).
          10.36     Agreement between  Stephen O. Dell,  Seacoast Scanning,
                    Inc., MDI and  Casco Bay MR Services,  Inc., dated June
                    20, 1987 (incorporated by reference to Exhibit 10(u) to
                    the MDI Registration Statement).
          10.37     Agreement in principle between MDI  and Toshiba America
                    Medical   Systems,   Inc.,  dated   November   8,  1991
                    (incorporated by reference to Exhibit 10(ae)(7)  to the
                    MDI Registration Statement).
          10.38     "Maxiservice"  MRI  Lease  Agreement   between  General
                    Electric  Company  and  Mass. Mobile  Imaging  Venture,
                    dated February 21,  1991 (incorporated by  reference to
                    Exhibit 10(af)(1) to the MDI Registration Statement).
          10.39     "Masterline"  Van  Lease   Agreement  between   General
                    Electric  Company  and  Mass.  Mobile  Imaging Venture,
                    dated February  21, 1991 (incorporated by  reference to
                    Exhibit 10(af)(2) to the MDI Registration Statement).
          10.40     Asset Purchase Agreement and Support Services Agreement
                    (incorporated by  reference to  Exhibit E-1 and  E-2 to
                    MDI's  Report on  Form 8-K  filed on November  17, 1993
                    (File No. 0-11914)).
          10.41     Stock  Purchase Agreement and  First Amendment to Stock
                    Purchase  Agreement  (incorporated   by  reference   to
                    Exhibit E-1 and E-2 to MDI's Report on Form 8-K/A filed
                    on July 25, 1994 (File No. 0-11914)).
          10.42     Amended   License   and   Services  Agreement   between
                    Burlington  Imaging  Associates,  Inc.,  P.C.  and  MDI
                    (incorporated  by  reference  to Exhibit  10  to  MDI's
                    Annual Report  on Form 10-K  for the fiscal  year ended
                    September 30, 1994 (File No. 0-19736)).
          10.43     Purchase and  Sale Agreement  dated  November 17,  1994
                    between   MDI   Rehab,   Inc.   and  MVA   Center   for
                    Rehabilitation,  P.C.  (incorporated  by  reference  to
                    Exhibit 2 to MDI's Report on Form 8-K filed on February
                    15, 1995 (File No. 0-19736)).
          10.44     Amended Management Agreement between MDI and ICI  dated
                    October   30,  1987   and  amended   October  1,   1991
                    (incorporated  by  reference  to Exhibit  10(a)(1)  and
                    10(a)(2) to the MDI Registration Statement).
          10.45     Key  Employment  Agreement  between MVA  Rehabilitation
                    Associates and Eric T. Shebar, M.D. dated as of January
                    31, 1995 (incorporated by reference to Exhibit 10(b) to
                    MDI's Report  on Form  8-K filed  on February 15,  1995
                    (File No. 0-19736)).
          10.46     Amended  and Restated  Agreement of Partnership  of MVA
                    Rehabilitation Associates (incorporated by reference to
                    Exhibit 10(a)  to MDI's  Report on  Form  8-K filed  on
                    February 15, 1995 (File No. 0-19736)).
          10.47*    Employment  Agreement, dated December 20, 1995, between
                    ANMR and Jack Nelson.
          10.48*    Employment  Agreement, dated December  1, 1995, between
                    MDI and David Gaynor.
          10.49     Form of Regulation  S Securities Subscription Agreement
                    relating  to  the  Company's Series  A  Preferred Stock
                    (incorporated  by  reference to  the  Company's current
                    report on Form 8-K,  dated March 31, 1996 (File  No. 0-
                    11914)).
          21.       List of Company's subsidiaries.
          23.*      Consent  of   Richard  A.   Eisner   &  Company,   LLP,
                    independent public accountants for Company.



          (b)  Reports on Form 8-K
               -------------------

               None.

          -----------------------
          *  Filed herewith

          [page break]
                                      EXHIBIT 21


                            SUBSIDIARIES OF THE REGISTRANT

                                                               Percentage
          Subsidiary          State of Incorporation           of Ownership
          -----------------------------------------------------------------
          Advanced Mammography
          Systems, Inc.                      Delaware                  48
          Medical Diagnostics, Inc.          Delaware                 100
          Western Massachusetts Magnetic
              Resonance Services, Inc.*      Massachusetts            100
          MRI Associates, Inc.*              Massachusetts            100
          MDI Investment, Inc.*              Massachusetts            100
          Greater Springfield MRI, Inc.*     Massachusetts            100
          Greater Boston MRI Services, Inc.* Massachusetts            100
          Mobile MRI of Western Mass., Inc.* Massachusetts            100
          Central Massachusetts MRI
               Services, Inc.*               Massachusetts            100
          Casco Bay MR Services, Inc.*       Maine                    100
          MDI Finance & Leasing, Inc.*       Massachusetts            100
          Merrimack Scanning, Inc.*          New Hampshire            100
          Middlesex MRI Center, Inc.*        Massachusetts            100
          MDI-New York Inc.*                 New York                 100
          MDI Rehab, Inc.*                   Massachusetts            100
          Meritus PLS, Inc.*                 Virginia                 100


               * Owned directly by Medical Diagnostics, Inc.

          [page break]

                                                                 Exhibit 23


                            INDEPENDENT AUDITORS' CONSENT

               We consent to the incorporation by reference in Registration Statements No. 33-47517, 33-70834 and 33-78928 of Advanced NMR Systems, Inc. (the "Company") on Form S-8 of our report dated November 22, 1996 on the consolidated financial statements of the Company and its subsidiaries for the year ended September 30, 1996, the nine month period ended September 30, 1995 and the year ended December 31, 1994 appearing in this Annual Report on Form 10-K of the Company.

					/s/ Richard A. Eisner & Company, LLP
					-----------------------------------
                                      Richard  A. Eisner  & Company, LLP

          Cambridge, Massachusetts
          January 10, 1997


  [page break]

                                      SIGNATURES
                                     -----------

               Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of January 1997.

          ADVANCED NMR SYSTEMS, INC.


          By:  /s/ Enrique Levy
               ---------------------------
               Enrique Levy, President/COO

               Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                  Title                 Date
                 ---------

                /s/ Jack Nelson   Chairman of the Board       January 10,
           --------------------                                   1997
           Jack Nelson

                /s/ Enrique       President, Chief            January 10,
           Levy                   Operating Officer and           1997
           --------------------   Director
           Enrique Levy
           -------------------
                /s/ Robert        Vice Chairman of the        January 10,
           Spira, M.D.            Board                           1997
           --------------------
           Robert Spira, M.D.
           --------------------
                /s/ Charles       Chief Financial and         January 10,
                 Moche            Accounting Officer              1997
           --------------------
           Charles Moche

           --------------------   Director
           George Aaron

           --------------------   Director
           David Gaynor


           /s/ Sol Triebwasser,
           Ph.D.                  Director                    January 10,
           --------------------                                   1997
           Sol Triebwasser,
           Ph.D.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES



                                    - I N D E X -
                                   ---------------
                                                                      PAGE
                                                                     NUMBER
                                                                    -------

          INDEPENDENT AUDITORS' REPORT                                  F-2


          CONSOLIDATED BALANCE SHEETS AS AT
          SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                     F-3


          CONSOLIDATED STATEMENTS OF OPERATIONS FOR
          THE YEARS ENDED SEPTEMBER 30, 1996 AND
          SEPTEMBER 30, 1995 (UNAUDITED), THE NINE MONTH
          PERIODS ENDED SEPTEMBER 30, 1995 AND
          SEPTEMBER 30, 1994 (UNAUDITED) AND FOR THE YEAR
          ENDED DECEMBER 31, 1994                                       F-4


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
          EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 1996, THE
          NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND FOR
          THE YEAR ENDED DECEMBER 31, 1994                              F-5


          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE YEARS ENDED SEPTEMBER 30, 1996 AND
          SEPTEMBER 30, 1995 (UNAUDITED), THE NINE
          MONTH PERIODS ENDED SEPTEMBER 30, 1995
          AND SEPTEMBER 30, 1994 (UNAUDITED) AND FOR THE
          YEAR ENDED DECEMBER 31, 1994                                  F-6


          NOTES TO FINANCIAL STATEMENTS                                 F-7


   [page break]


                             INDEPENDENT AUDITORS' REPORT

          The Board of Directors and Stockholders
          Advanced NMR Systems, Inc.

               We have audited the accompanying consolidated balance sheets of Advanced NMR Systems, Inc. and subsidiaries as at September 30, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended September 30, 1996, the nine month period ended September 30, 1995 and the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Advanced NMR Systems, Inc. and subsidiaries at September 30, 1996 and September 30, 1995, and the results of their operations and their cash flows for the year ended September 30, 1996, the nine month period ended September 30, 1995 and the year ended December 31, 1994 in conformity with generally accepted accounting principles.

               The accompanying  financial  statements have  been  prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring losses and based on current estimates of cash flow, management does not believe that it will have sufficient cash flow to make scheduled term loan payments. Accordingly, the entire amount outstanding under the bank credit facility of $11,855,000 has been classified as a current liability in the accompanying consolidated financial statements resulting in a working capital deficiency at September 30, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note L to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               As discussed in Note G to the consolidated financial statements, the Company has switched from consolidation to the equity method for one of its subsidiaries.


           /s/ Richard A. Eisner & Company, LLP
          ---------------------------------------
          Richard A. Eisner & Company, LLP
          Cambridge, Massachusetts
          November 22, 1996


          January 13, 1997 as
           to Note C

   [page break]

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                       September 30,    September 30,
           ASSETS                          1996             1995
           ------                       -----------      -----------
           Current assets:
           Cash and cash equivalents
                                        $3,287,880       $7,542,508
           Accounts receivable, net
           of reserve for bad debts
           of $2,459,000 at
           September 30, 1996 and
           $2,119,000 at September
           30, 1995  . . . . . . . .     8,015,083        9,741,892
           Inventories:
           Work-in-process . . . . .                        907,128

           Raw materials . . . . . .       526,597        2,405,463
                                       -----------      -----------
                                           526,597        3,312,591
                                       -----------      -----------
           Other current assets  . .     1,002,846        1,972,871
                                       -----------      -----------
           Total current assets  . .    12,832,406       22,569,862
                                       -----------      -----------

           Equipment, building,
           furniture and leasehold
           improvements (Note C):
           Medical equipment . . . .     8,633,505        4,562,423
           Office furniture and
           equipment . . . . . . . .       685,133          833,886

           Other equipment . . . . .       899,983        2,714,170
           Leasehold improvements  .     1,912,115        1,852,778
           Building  . . . . . . . .       210,739          210,739
                                        ----------       ----------
                                        12,341,475       10,173,996
           Less:  accumulated
           depreciation and
           amortization  . . . . . .     2,759,911        1,966,309
                                       -----------       ----------
                                         9,581,564        8,207,687
                                       -----------       ----------
           Patent costs, net of
           accumulated amortization
                                                            205,754
                                       -----------       ----------
           Goodwill, net of
           accumulated amortization
           (Note J)  . . . . . . . .    26,205,525       26,858,226

           Investment in and
           advances to
           unconsolidated subsidiary
           (Note G)  . . . . . . . .     1,440,191
           Other . . . . . . . . . .       664,844          590,180
                                       -----------      -----------
           TOTAL . . . . . . . . . .   $50,724,530      $58,431,709
                                       ===========      ===========

           LIABILITIES AND
           STOCKHOLDERS'
           -------------------------
           EQUITY
           ------
           Current liabilities:
           Accounts payable  . . . .    $1,870,274       $1,001,130

           Accrued expenses  . . . .     2,335,028        3,644,211
           Accrued compensation  . .       762,028          711,193
           Due to shareholders
           (Note J)  . . . . . . . .        46,102        1,696,102
           Current portion of long
           -term debt and capital
           lease obligations
           (Note C)  . . . . . . . .    14,495,637        4,274,110
           Other current liabilities
                                            59,326          159,971
                                       -----------      -----------
           Total current liabilities
                                        19,568,395       11,486,717
                                       -----------      -----------

           Long-term debt and
           capital lease
           obligations, less current
           portion (Note C)  . . . .     5,682,719       16,279,352

           Deferred revenues . . . .                         33,567
           Minority interest in net
           assets of consolidated
           entities  . . . . . . . .     1,654,993        2,614,107

           Commitments and
            contingencies
           (Note E)

           Stockholders' equity
           (Note F):
           Preferred stock, $.01 par
           value; authorized,
           1,000,000 shares; issued,
           2,194 shares in 1996 and
           none in 1995  . . . . . .            22
           Common stock, $.01 par
           value; authorized,
           50,000,000 shares;
           issued, 34,180,777 shares
           in 1996 and 30,151,821 in
           1995  . . . . . . . . . .       341,808          301,518
           Additional paid-in
            capital  . . . . . . . .    53,616,726       58,246,689
           Accumulated deficit . . .   (30,137,883)     (30,527,991)
                                       -----------      -----------
                                        23,820,673       28,020,216
           Less:  treasury stock, at
           cost -225,000 common
           shares  . . . . . . . . .         2,250            2,250
                                       -----------       ----------
           Total stockholders'
           equity  . . . . . . . . .    23,818,423       28,017,966
                                                        -----------
           TOTAL . . . . . . . . . .   $50,724,530      $58,431,709
                                       ===========      ===========

        The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                     September 30,
                                             -----------------------------
                                                  1996           1995
                                             -------------- --------------
                                                              (unaudited)
           Revenues:
              Net patient service revenue  . $25,480,813      $1,934,322
              Management fees and other  . .     653,425          40,220
                                             -----------     -----------

              Total revenues . . . . . . . .  26,134,238       1,974,542
                                             -----------     -----------

           Operating expenses:
             Cost of service operations  . .  16,205,961       1,203,497
             Research and development  . . .                     940,141
             Selling, general and
               administrative  . . . . . . .   4,254,964       2,449,364
             Provision for bad debt and        2,126,471         162,377
               collection costs  . . . . . . -----------     -----------

             Total operating expenses  . . .  22,587,396       4,755,379
                                             -----------     -----------

           Operating income (loss) from
             continuing operations . . . . .   3,546,842      (2,780,837)

           Other income (Note F) . . . . . .     126,263         579,758
           Interest income . . . . . . . . .     212,814         195,191
           Interest expense  . . . . . . . .  (1,847,910)       (139,020)
                                             -----------     -----------

           Income (loss) from continuing
             operations before
             minority interests, equity in
             loss of subsidiary
             and provision for income taxes
                                               2,038,009      (2,144,908)

           Minority interests in net
             (income) losses of
             consolidated entities . . . . .  (1,005,831)        783,520
           Equity in loss of subsidiary  . .  (1,830,880)
                                             -----------     -----------

           Loss from continuing operations
             before provision for income
             taxes . . . . . . . . . . . . .    (798,702)     (1,361,388)

           Provision for income taxes  . . .     (42,288)
                                             -----------     -----------

           Loss from continuing operations .    (840,990)     (1,361,388)

           Discontinued operations (Note K)
           Loss from operations of
             discontinued division . . . . .  (3,928,706)     (2,521,580)

           Loss on disposal of discontinued
             division, including provision
             of $400,000 for operating
             losses during                    (3,510,563)
             phase-out period  . . . . . . . -----------     -----------

           Net loss  . . . . . . . . . . . . $(8,280,259)    $(3,882,968)
                                             ===========     ===========

           Loss Per Common Share:
           Loss from continuing operations .       $(.03)          $(.06)
           Loss from operations of
             discontinued division . . . . .        (.13)           (.10)
           Loss on disposal of discontinued         (.11)
             division  . . . . . . . . . . . -----------     -----------
           Net loss per share  . . . . . . .       $(.27)          $(.16)
                                             ===========     ===========

           Weighted average number of common  30,583,320      24,020,652
             shares outstanding              ===========     ===========


                                      Nine Months Ended           Year Ended
                                        September 30,            December 31,
                                ------------------------------ ---------------

                                     1995            1994            1994
                                --------------  -------------- ---------------
                                                 (unaudited)
           Revenues:
             Net patient
             service revenue .    $1,934,322    $                $
             Management fees          40,220
             and other . . . .    ----------    -----------      -----------

             Total revenues  .     1,974,542
                                  ----------    -----------      -----------

           Operating expenses:
             Cost of service
             operations  . . .     1,203,497
             Research and
             development . . .       664,786        717,010          992,365
             Selling, general
             and administrative
                                   2,002,075      1,135,531        1,582,820
             Provision for bad
             debt and                162,377
             collection costs     ----------    -----------      -----------

             Total operating       4,032,735      1,852,541        2,575,185
             expenses  . . . .    ----------    -----------      -----------

           Operating income
           (loss) from
           continuing
           operations  . . . .    (2,058,193)    (1,852,541)      (2,575,185)

           Other income
           (Note F)  . . . . .       579,758
           Interest income . .       265,208        278,497          208,480
           Interest expense  .      (139,020)
                                  ----------    -----------      -----------

           Income (loss) from
           continuing
           operations before
           minority interests,
           equity in loss of
           subsidiary and
           provision for income
           taxes . . . . . . .    (1,352,247)    (1,574,044)      (2,366,705)

           Minority interests
           in net (income)
           losses of
           consolidated
           entities  . . . . .       569,354        488,799          702,965
           Equity in loss of
           subsidiary  . . . .    ----------    -----------      -----------

           Loss from continuing
           operations before
           provision for income
           taxes . . . . . . .      (782,893)    (1,085,245)      (1,663,740)

           Provision for income
           taxes . . . . . . .    ----------    -----------      -----------

           Loss from continuing
           operations  . . . .      (782,893)    (1,085,245)      (1,663,740)

           Discontinued
           operations (Note K)
           Loss from operations
           of discontinued
           division  . . . . .      (894,865)      (256,543)      (1,883,258)

           Loss on disposal of
           discontinued
           division, including
           provision of
           $400,000 for
           operating losses
           during phase-out
           period  . . . . . .    ----------    -----------      -----------

           Net loss  . . . . .   $(1,677,758)   $(1,341,788)     $(3,546,998)
                                 ===========    ===========      ===========

           Loss Per Common
           Share:
           Loss from continuing
           operations  . . . .         $(.03)         $(.05)           $(.07)
           Loss from operations
           of discontinued
           division  . . . . .          (.04)          (.01)            (.08)
           Loss on disposal of
           discontinued
           division  . . . . .    ----------    -----------      -----------
           Net loss per share          $(.07)         $(.06)           $(.15)
                                  ==========    ===========      ===========

           Weighted average
           number of common       24,243,902     23,543,842       23,603,251
           shares outstanding     ==========    ===========      ===========


          The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock     Preferred Stock
                               ------------------------------------
                                 Shares     Amount   Shares  Amount
                               ----------- --------  ------- ------
          Balance
          December 31, 1993 .   23,467,030  $234,670           $
            Exercise of stock
            options . . . . .      312,509     3,125
            Issuance of
            warrant (Note F)
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's stock
            (Note F)  . . . .
            Note received in
            exchange for stock
            issued (Note F) .
            Net loss for the
            year  . . . . . .   ----------  -------- -------   -----
          Balance
          December 31, 1994 .   23,779,539   237,795

            Exercise of stock
            options . . . . .       15,125       151
            Cancellation of
            common stock
            issued for
            services (Note F)     (63,000)     (630)
            Increase in
            proportionate
            share of
            subsidiary's
            equity related to
            sale of
            subsidiary's stock
            (Note F)  . . . .
            Cancellation of
            note received for
            stock issued
            (Note F)  . . . .    (250,000)   (2,500)

            Common stock
            issued related to
            service business
            acquisition
            (Note J)  . . . .    6,670,157    66,702
            Net loss for the
            period  . . . . .   ----------  -------- -------   -----
          Balance
          September 30, 1995    30,151,821   301,518

            Exercise of stock
            options . . . . .      107,487     1,075
            Issuance of
            convertible
            preferred stock
            (Note F)  . . . .                          3,700      37
            Increase in
            proportionate
            share of
            subsidiary's
            equity related to
            sale of
            subsidiary's stock
            (Note F)  . . . .
            Cumulative effect
            of change in
            accounting for
            subsidiary from
            consolidation to
            the equity method
            (Note G)  . . . .
            Conversion of
            preferred stock
            (Note F)  . . . .    3,921,469    39,215 (1,506)    (15)
            Net loss for the
            period  . . . . .   ----------  -------- -------   -----
          Balance               34,180,777  $341,808   2,194   $  22
          September 30, 1996    ==========  ======== =======   =====


                                             Note
                              Additional  Receivable
                                Paid-in    For Stock  Accumulated
                                Capital     Issued      Deficit
                              ----------- ---------- -------------
          Balance
          December 31, 1993   $37,622,653  $          $(25,303,235)
            Exercise of
            stock options .       841,095
            Issuance of
            warrant (Note F)
                                   35,200
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)        502,164
            Note received in
            exchange for
            stock issued
            (Note F)  . . .                 (687,500)
            Net loss for the                            (3,546,998)
            year  . . . . .   -----------  ---------- -------------
          Balance
          December 31, 1994    39,001,112   (687,500)  (28,850,233)

            Exercise of
            stock options .         9,680
            Cancellation of
            common stock
            issued for
            services
            (Note F)  . . .     (391,620)
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)      1,769,259
            Cancellation of
            note received
            for stock issued
            (Note F)  . . .     (685,000)     687,500
            Common stock
            issued related
            to service
            business
            acquisition
           (Note J) . . . .    18,543,258
            Net loss for the                            (1,677,758)
            period  . . . .   -----------  ---------- -------------
          Balance
          September 30, 1995
                               58,246,689              (30,527,991)

            Exercise of
            stock options .       129,592
            Issuance of
            convertible
            preferred
            stock (Note F)      3,316,608
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)        633,404
            Cumulative
            effect of change
            in accounting
            for subsidiary
            from
            consolidation to
            the equity
            method
            (Note G)  . . .   (8,670,367)                 8,670,367
            Conversion of
            preferred stock
            (Note F)  . . .      (39,200)
            Net loss for the                            (8,280,259)
            period  . . . .   -----------  ---------- -------------
          Balance             $53,616,726  $          $(30,137,883)
          September 30, 1996
                              ===========  ========== =============


                                 Treasury Stock
                              ---------------------
                                Shares     Amount       Total
                              ---------- ------------------------
          Balance
          December 31, 1993     225,000   $(2,250)   $12,551,838
            Exercise of
            stock options .                              844,220
            Issuance of
            warrant (Note F)
                                                          35,200
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)                               502,164
            Note received in
            exchange for
            stock issued
            (Note F)  . . .                             (687,500)
            Net loss for the                          (3,546,998)
            year  . . . . .     -------   -------    -----------
          Balance
          December 31, 1994     225,000    (2,250)     9,698,924

            Exercise of
            stock options .                                9,831
            Cancellation of
            common stock
            issued for
            services
            (Note F)  . . .                             (392,250)
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)                             1,769,259
            Cancellation of
            note received
            for stock issued
            (Note F)  . . .
            Common stock
            issued related
            to service
            business
            acquisition
            (Note J)  . . .                           18,609,960
            Net loss for the                          (1,677,758)
            period  . . . .     -------   -------    -----------
          Balance
          September 30, 1995
                                225,000    (2,250)    28,017,966

            Exercise of
            stock options .                              130,667
            Issuance of
            convertible
            preferred
            stock (Note F)                             3,316,645
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)                               633,404
            Cumulative
            effect of change
            in accounting
            for subsidiary
            from
            consolidation to
            the equity
            method (Note G)
            Conversion of
            preferred stock
            (Note F)  . . .
            Net loss for the                          (8,280,259)
            period  . . . .     -------   -------    -----------
          Balance               225,000   $(2,250)   $23,818,423
          September 30, 1996
                                =======   =======    ===========


          The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended
                                                 September 30,
                                           -------------------------
                                               1996         1995
                                           ------------ ------------
                                                        (unaudited)

          Cash flows from operating
          activities:
             Net loss . . . . . . . . . .  $(8,280,259) $(3,882,968)
             Adjustments to reconcile net
             loss to net cash used in
             operating activities:
             Minority interest in net
             income (loss) of
             subsidiaries . . . . . . . .     1,005,831      783,520
             Equity in loss of
             unconsolidated subsidiary  .     1,830,880
             Loss on disposal of
             discontinued operations  . .     3,510,563
             Depreciation and
             amortization . . . . . . . .     3,373,278      779,007
             Gain on sale of assets . . .     (174,891)
             Common stock and warrant
             issued (canceled) for
             services . . . . . . . . . .                  (357,250)
             Changes in assets and
             liabilities:
                  Accounts receivable,
                  net . . . . . . . . . .     1,726,809    (667,558)
                  Inventories . . . . . .      (50,949)  (1,131,285)
                  Other assets  . . . . .       249,001     (49,174)
                  Accounts payable and
                  accrued expenses  . . .   (2,375,539)    1,463,931
                  Other liabilities . . .                (1,196,720)
                                           ------------ ------------

             Net cash provided (used) in        814,724  (4,258,497)
             operating activities . . . .  ------------ ------------

          Cash flows from investing
          activities:
             Purchase of imaging and
             rehabilitation business
             (Note J) . . . . . . . . . .     (254,249) (12,055,201)
             Proceeds from sale of
             equipment  . . . . . . . . .       344,527
             Cash of formerly
             consolidated subsidiary
             (Note G) . . . . . . . . . .   (1,832,563)
             Patent costs . . . . . . . .      (39,998)    (137,172)
             Purchase of equipment,
             furniture and leaseholds       (5,537,275)    (254,056)
             improvements . . . . . . . .  ------------ ------------

          Net cash used in investing        (7,319,558) (12,446,429)
          activities  . . . . . . . . . .  ------------ ------------

          Cash flows from financing
          activities:
             Exercise of stock options  .       130,667        9,831
             Proceeds from issuance of
             preferred stock (Note F) . .     3,316,645
             Proceeds from issuance of
             long-term debt . . . . . . .     3,949,658   13,500,000
             Repayment of long-term debt
             and capital lease
             obligations  . . . . . . . .   (4,324,764)    (219,731)
             Distributions to minority
             interests  . . . . . . . . .     (822,000)     (37,500)
             Contributions from minority
             interests  . . . . . . . . .                     67,593
             Sale of subsidiary stock . .                  3,909,400
             Payments received on note                       110,000
             receivable (Note F)  . . . .  ------------ ------------

             Net cash provided by             2,250,206   17,339,593
             financing activities . . . .  ------------ ------------

          NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS  . . . . .   (4,254,628)      634,667

          CASH AND CASH EQUIVALENTS,          7,542,508    6,907,841
          BEGINNING OF PERIOD . . . . . .  ------------ ------------

          CASH AND CASH EQUIVALENTS, END     $3,287,880   $7,542,508
          OF PERIOD . . . . . . . . . . .  ============ ============

          Supplemental disclosures of
          cash flow information:
          Interest paid during the period    $1,842,591      $50,584
          Note received in exchange for
          stock (Note F)  . . . . . . . .


                                              Nine Months Ended
                                                September 30,        Year Ended
                                           ------------------------ December 31,
                                               1995        1994         1994
                                           ------------------------ ------------
                                                        (unaudited)
          Cash flows from operating
          activities:
             Net loss . . . . . . . . . .  $(1,677,758)$(1,341,788) $(3,546,998)
             Adjustments to reconcile net
             loss to net cash used in
             operating activities:
             Minority interest in net
             income (loss) of
             subsidiaries . . . . . . . .     (569,353)   (488,799)    (702,965)
             Equity in loss of
             unconsolidated subsidiary  .
             Loss on disposal of
             discontinued operations  . .
             Depreciation and
             amortization . . . . . . . .       633,948     330,859      475,918
             Gain on sale of assets . . .
             Common stock and warrant
             issued (canceled) for
             services . . . . . . . . . .     (392,250)                   35,000
             Changes in assets and
             liabilities:
                  Accounts receivable,
                  net . . . . . . . . . .     (669,710) (2,082,539)  (2,080,387)
                  Inventories . . . . . .     (360,735)   (154,603)    (925,153)
                  Other assets  . . . . .        25,193      24,312     (50,055)
                  Accounts payable and
                  accrued expenses  . . .       780,867   (525,314)      157,750
                  Other liabilities . . .                 (712,669)      126,506
                                           ------------ ----------- ------------

             Net cash provided (used) in
             operating activities . . . .   (2,229,798) (4,950,541)  (6,510,384)
          Cash flows from investing
          activities:
             Purchase of imaging and
             rehabilitation business
             (Note J) . . . . . . . . . .  (12,055,201)
             Proceeds from sale of
             equipment  . . . . . . . . .
             Cash of formerly
             consolidated subsidiary
             (Note G) . . . . . . . . . .
             Patent costs . . . . . . . .      (91,057)    (83,465)    (129,580)
             Purchase of equipment,
             furniture and leaseholds         (198,328)   (606,573)    (662,301)
             improvements . . . . . . . .  ------------ ----------- ------------

          Net cash used in investing       (12,344,586)   (690,038)    (791,881)
          activities  . . . . . . . . . .  ------------ ----------- ------------

          Cash flows from financing
          activities:
             Exercise of stock options  .         9,831      46,921       47,125
             Proceeds from issuance of
             preferred stock (Note F) . .
             Proceeds from issuance of
             long-term debt . . . . . . .    13,500,000
             Repayment of long-term debt
             and capital lease
             obligations  . . . . . . . .     (222,772)   (110,948)    (107,907)
             Distributions to minority
             interests  . . . . . . . . .      (37,500)
             Contributions from minority
             interests  . . . . . . . . .        67,593
             Sale of subsidiary stock . .     3,199,885     469,060      709,515
             Payments received on note                                   110,000
             receivable (Note F)  . . . .  ------------ ----------- ------------

             Net cash provided by            16,517,037     405,033
             financing activities . . . .  ------------ -----------      758,733

          NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS  . . . . .     1,942,653 (5,235,546)  (6,543,532)

          CASH AND CASH EQUIVALENTS,          5,599,855  12,143,387   12,143,387
          BEGINNING OF PERIOD . . . . . .  ------------ ----------- ------------

          CASH AND CASH EQUIVALENTS, END     $7,542,508  $6,907,841   $5,599,855
          OF PERIOD . . . . . . . . . . .  ============ =========== ============

          Supplemental disclosures of
          cash flow information:
          Interest paid during the period       $47,390  $               $21,017
          Note received in exchange for
          stock (Note F)  . . . . . . . .                                797,500

          See Note J with respect to imaging and rehabilitation business acquired.
          See Note E with respect to noncash leasing transactions.
          See Note G with respect to change to equity method for former consolidated subsidiary.


          The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
          (NOTE A) Business:
          -------------------
               Through September 1995, Advanced NMR Systems, Inc. ("ANMR" or the "Company") operated under two segments (one of which was discontinued during fiscal 1996 see Note K) consisting of Imaging Systems and Imaging and Rehabilitation Services. The Company's
          results of operations for the year and nine months ended September 30, 1995 include only one month of Imaging and Rehabilitation Services operations.

               [1]  Imaging Systems
                    ---------------
               The Company and one of its subsidiaries have engaged in the development, manufacture and sale of Magnetic Resonance Imaging ("MRI") systems. In 1989, the Company completed fabrication of a high-speed imaging option enhancement package for existing MRI systems. In 1991, the Company commenced commercial manufacturing of the option enhancement system and in August 1992 received clearance by the United States Food and Drug Administration ("FDA"). Effective August 6, 1996, the Company discontinued its Imaging Systems operations (see Note K).

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

               [2]  Imaging and Rehabilitation Services
                    -----------------------------------
               The Imaging and Rehabilitation Services segment consists of Medical Diagnostics, Inc. ("MDI"), which the Company acquired on August 31, 1995. MDI is an operator and manager of a network of mobile and fixed MRI units in Massachusetts, New York, Virginia, West Virginia and Tennessee. MDI also provides Single Photon
          Emission  Computer  Tomography  ("SPECT")  nuclear  medicine  and
          Computerized Axial Tomography ("CT") imaging services and physical therapy services. The MRI, SPECT and CT units are technologically

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                              NOTES TO FINANCIAL SYSTEMS
                                  SEPTEMBER 30, 1996

          advanced  medical diagnostic  devices  that  formulate images  of internal anatomy and vascular blood flow. The Company's mobile MRI, SPECT and CT units are located in trailers that can be driven to specially prepared sites at hospitals and clinics according to a predefined schedule. MDI currently serves 40 hospitals and clinics and two free-standing sites with three SPECT units, 10 mobile MRI units, two fixed MRI centers and two managed MRI units. MDI currently operates three centers in Massachusetts that provide comprehensive physician care, physical therapy and case management for motor vehicle accident patients. MDI operates much of its business through various partnerships and joint ventures in which MDI or a wholly-owned subsidiary of MDI serves as a general partner.

          (NOTE B) Summary of Significant Accounting Policies
          ---------------------------------------------------

               [1]  Principles of consolidation:
                    ---------------------------

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (including MDI's wholly-owned subsidiaries and various majority-owned or controlled partnerships and joint ventures). All significant intercompany transactions have been eliminated in consolidation. See "Note G" with respect to a change in consolidated entities for fiscal 1996.

               [2]  Revenue recognition:
                    --------------------

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

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

               [3]  Cash equivalents:
                    -----------------
               The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               [4]  Inventories:
                    ------------
               Inventories are accounted for at the lower of cost or market using the first-in, first-out ("FIFO") method.

               [5]  Equipment, building, furniture and leasehold
                    ---------------------------------------------
                    improvements:
                    -------------
               Property, equipment, furniture and leasehold improvements are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred, whereas major betterments are capitalized. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, if applicable. Assets are written off when they become fully depreciated.

               Property and equipment under capital lease is stated at the lower of the fair market value or the net present value of the minimum lease payments at the inception of the lease. Capitalized lease equipment is amortized over the shorter of the term of the lease or the estimated useful life.

          (NOTE B) Summary of Significant Accounting Policies (Continued):
          ----------------------------------------------------------------

               [5]  Equipment, building, furniture and leasehold
                    --------------------------------------------
                    improvements: (Continued)
                    -------------------------

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

               [6]  Patents:
                    --------
                All patent costs have been written off in connection with the

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

           discontinued Imaging Systems business segment.

               [7]  Net loss per share:
                    -------------------
               Net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of net loss per common share.

               [8]     Minority  interests   in  net  income   (losses)  of
          consolidated
                    -------------------------------------------------------
          -
                    entities
                    --------
               Minority interests in net income (losses) of consolidated entities represents the allocation of net losses from certain consolidated entities to the respective minority interest shareholders and joint venture partners.

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

               [11]  Use of Estimates
                     ----------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


          (NOTE B) Summary of Significant Accounting Policies (Continued):
          ---------------------------------------------------

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

               [12]  Recent Pronouncements
                     ---------------------

               The   Financial  Accounting   Standards  Board   has  issued
          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company will adopt the disclosure requirements of SFAS 123 during the Company's fiscal year ending September 30, 1997 but will account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted under SFAS 123.

               In addition, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is also effective for the Company's fiscal year ending September 30, 1997. The Company believes adoption of SFAS 121 will not have a material impact on its financial statements.

          (NOTE C) Long-term Debt and Capital Lease Obligations
          -----------------------------------------------------
               Long-term debt and capital lease obligations at September 30, 1996 and 1995 consisted of the following:

                                                 1996          1995
                                             -----------    ----------
           Term loan and revolver loan
           payable to a bank,                  $11,855,000  $13,500,000
           collateralized by all    the
           business assets of the Company

           Note payable to a leasing
           company, interest at 11.5%,
           monthly payments of principal
           and interest of $40,147 payable       1,803,000
           through September 2000,
           collaterized by certain business
           assets of the Company . . . . .

           Note payable to a leasing
           company, interest at 9.5%,
           monthly payments of principal
           and interest of $55,762 payable       1,214,077    1,698,000
           through September 1998,
           collaterized by certain business
           assets of the Company . . . . .

           Note payable to a leasing
           company, interest at the prime
           rate plus 0.5%, monthly
           principal payments of $22,917
           payable through September 1999
           collaterized by certain business        804,061    1,077,440
           assets of the Company . . . . .

           Note payable to a bank, interest
           at 8.7%, monthly payments of
           principal and interest of
           $10,415 payable through January
           1997, collateralized by certain
           business assets of the Company           30,797      156,817

           Other notes payable . . . . . .         384,021      313,405

           Capital lease obligations with
           interest rates ranging primarily
           from 9.6% to 16%  . . . . . . .       4,086,510    3,807,800
                                                ----------  -----------
           Total long-term debt and capital
           lease obligations . . . . . . .      20,178,356   20,553,462

           Less:  Current maturities . . .      14,495,637    4,274,110
                                                ----------  -----------
                                                $5,682,719  $16,279,352
                                               ===========  ===========

          (NOTE C) Long-term Debt and Capital Lease Obligations - Continued
          -----------------------------------------------------

               On  August 31, 1995, MDI entered into a bank credit facility to borrow up to $15,000,000 (the "Credit Facility") under a $6,000,000 revolving credit loan which expires August 31, 1998 and a $9,000,000 term loan. The term loan is required to be paid in eighteen quarterly installments of $500,000 commencing March 31, 1996. As of September 30, 1996 and 1995, there was
          $4,355,000 and $4,500,000, respectively, borrowed under the revolving credit loan and $7,500,000 and $9,000,000, respectively, borrowed under the term loan. Borrowings under the revolving credit loan bear interest at either 0.25% over the prime rate or 2.5% over the 30 day LIBOR rate. Borrowings under the term loan bear interest at either 0.5% over the prime rate or 3.0% over the 30 day LIBOR rate. A condition of default would increase the term loan rate to 2% over the prime rate.


          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

               The lenders have a security interest in substantially all of the assets of the Company. The Credit Facility contains various restrictive operating and financial covenants typically included in bank credit arrangements (including limitations on incurring additional indebtedness, paying cash dividends to the parent company, and maintaining certain financial ratios and default provisions). At September 30, 1996, the Company was not in compliance with several restrictive covenants which have only been waived by the bank only through March 31, 1997. In addition, the bank has deferred the December 31, 1996 scheduled term loan payment of $500,000 until March 31, 1997. In addition, the bank has deferred the December 31, 1996 scheduled term loan payment of $500,000 until March 31, 1997. Accordingly, the entire amount under the bank credit facility has been classified as current in the accompanying financial statements (see Note L).

               On August 19, 1996, the Company amended its Credit Facility to reduce the revolving credit loan to a maximum of $5,555,000, including letters of credit totaling $1,200,000. Further, under the terms of the amendment, ANMR was required to contribute $500,000 to MDI.

               In addition to the $11,855,000 balance outstanding at September 30, 1996 under the Credit Facility, the Company has outstanding letters of credit totaling $1,200,000 which guarantee certain MDI equipment financings.

          [PAGE BREAK]

               Capital Lease Obligations
               --------------------------

               Future minimum lease payments, under capital leases, for the next five years and thereafter are as follows:

           Fiscal Year
           -----------
                1997                                         $1,608,195
                1998                                          1,223,072
                1999                                          1,041,067
                2000                                            752,175
                2001                                            159,071
                                                             ----------
                                                              4,783,580
           Less:  Amounts representing interest                 697,070
                                                             ----------
                                                              4,086,510
           Less:  Current maturities                          1,263,771
                                                             ----------
                                                             $2,822,739
                                                             ==========



          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE C) Long-term Debt and Capital Lease Obligations - Continued
          -----------------------------------------------------
               Maturities of long-term debt and capital lease obligations over the next five years and thereafter are as follows:

           Fiscal Year
                                                    $14,495,637
                1997                                  2,286,060
                1998                                  1,574,319
                1999                                  1,155,231
                                                        667,109
                2000                                -----------
                2001                                $20,178,356
                                                    ===========


           Property and equipment under capital lease at September 30, 1996 is as follows:

           Property and equipment      $4,976,000

           Less:  Accumulated           1,109,000
           amortization                ----------
                                       $3,867,000
                                      ===========
          (NOTE D) Income Taxes:
          ----------------------
               As of September 30, 1996 and 1995, the components of the net deferred tax asset and liability are as follows:

                                         September 30,    September 30,
                                              1996            1995
                                         --------------   -------------
           Deferred tax assets:
                Net operating loss        $10,280,000      $9,000,000
           carryforward  . . . . . . .
           Provision for discontinued       1,404,000              --
           operations  . . . . . . . .
                Deferred gains . . . .         13,000          57,000
                Stock option                                  322,000
           compensation  . . . . . . .
                Capital lease  . . . .         22,000          59,000
                Other  . . . . . . . .         57,000)         88,000)
           Valuation Allowance . . . .    (11.260,000)     (8,760,000)
                                         ------------     -----------
                                             $516,000        $766,000
                                         ------------     -----------
           Deferred tax liabilities:
                Depreciation . . . . .       $296,000       $,420,000

                Amortization . . . . .        184,000         137,000
                                         ------------     -----------
                                             $480,000        $557,000
                                         ------------     -----------
                                              $36,000        $209,000
                                         ============     ===========


               At September 30, 1996 and September 30, 1995, the valuation allowance relates principally to uncertainty surrounding the realization of the net operating loss carryforward benefit.

               At September 30, 1996 and September 30, 1995, the Company had available net operating loss carryforwards for tax purposes, expiring through 2011 of approximately $26,000,000 and $21,000,000, respectively. The Internal Revenue Code contains provisions which may limit the net operating loss carryforward available for use in any given year if significant changes in ownership interest of the Company occur.

               The Company and MDI file a consolidated tax return. The Company and AMS file separate income tax returns. Accordingly, losses incurred by AMS are not available to the Company to offset its future income.

          (NOTE D) Income Taxes: (Continued)
          ---------------------

               The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:


                                                      Year Ended
                                                     September 30,
                                                1996             1995
                                          ---------------  -----------------
                                                              (unaudited)

           Pretax loss . . . . . . . . .   $(8,139,575)       $(3,882,968)

           Loss attributable to AMS  . .                        2,414,331
                                           -----------        -----------

           Parent company pretax           $(8,139,575)       $(1,468,637)
                 income (loss) . . . . .   ===========        ===========

           Expected tax (benefit)
                 at 34%  . . . . . . . .   $(2,767,456)         $(499,337)

           Adjustment due to increase
                in valuation reserve . .     2,767,456            499,337

           Other . . . . . . . . . . . .        42,288

           Utilization of available net
                operating loss
                carryforward . . . . . .   -----------        -----------

           Tax provision per financial     $    42,288        $
                statements . . . . . . .   ===========        ===========


                                           Nine Months Ended        Year Ended
                                             September 30,         September 30,
                                          1996           1995          1994
                                     -------------- -------------- -------------
                                                     (unaudited)

          Pretax loss . . . . . . .   $(1,677,758)   $(1,341,788)  $(3,546,998)

          Loss attributable to AMS      1,684,048      1,772,880     2,503,162
                                      -----------    -----------   -----------

          Parent company pretax            $6,290      $(431,092)  $(1,043,836)
                income (loss) . . .   ===========    ===========   ===========

          Expected tax (benefit)           $2,000      $(147,000)    $(355,000)
                at 34%  . . . . . .

          Adjustment due to increase                     147,000       355,000
               in valuation reserve

          Other . . . . . . . . . .

          Utilization of available         (2,000)
               net operating loss     -----------    -----------   -----------
               carryforward . . . .

          Tax provision per           $              $             $
               financial statements   ===========    ===========   ===========


          (NOTE E) Commitments and Contingencies:
          ---------------------------------------

               [1]  Operating leases:
                    -----------------
               The Company leases facilities and equipment under noncancelable operating leases expiring at various dates through fiscal 2001. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totaled approximately $2,349,000 and $1,555,000 for the years ended September 30, 1996 and 1995, $485,000 and $300,000 for the
          nine month periods ended September 30, 1995 and 1994 and $398,000 and $370,000 for the years ended December 31, 1994 and 1993, respectively.


          (NOTE E) Commitments and Contingencies: Continued
          ---------------------------------------

               Future basic rental commitments under operating leases are as follows:

                         Fiscal Year
                        -------------
                             1997                $1,828,087
                             1998                 1,426,630
                             1999                   847,086
                             2000                   618,138
                             2001                   172,318
                                                 ----------
                                 Total           $4,892,259
                                                 ==========

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

               Future   rentals  under  hospital  rent  agreements  are  as
          follows:

                         Fiscal Year
                         ------------
                             1997                  $471,417
                             1998                   435,581
                             1999                   249,801
                             2000                   135,401
                             2001                    11,167
                                                   --------
                                 Total           $1,303,367
                                                 ==========


          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

               Hospital rental expenses for the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1995 totaled $481,000, $38,000 and $38,000, respectively.

               [2]  Legal proceedings:
                    -----------------

               Effective November 28, 1995, ANMR terminated the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Chief Executive Officer of MDI. MDI's Chief Operating Officer was
          named the Acting President of MDI. At September 30, 1995, accrued expenses include approximately $500,000 of severance benefits accrued in accordance with the terms of the Key Employment Agreement. In March 1996, the Company's former Chief Executive
          Officer filed a demand for arbitration seeking a declaratory ruling, equitable relief and damages related to claims arising out of the Key Employment Agreement. Although the outcome of this arbitration is uncertain, the Company does not believe that the results of this arbitration will have a material effect on the consolidated financial position or results of operations of the Company.

               During 1996, the Company became engaged in litigation with one of its customers regarding the performance of its enhancement package for several MRI systems sold to the customer for approximately $1,500,000. The Company believes that this situation was exacerbated by its decision to discontinue its imaging systems operations (see Note K). The Company is seeking an equitable resolution to the dispute. The outcome of this matter is unpredictable, but the Company does not believe that the final outcome will have a material effect on the consolidated financial position or results of operations of the Company.

               The Company is also subject to legal proceedings and claims that arise in the normal course of business. Management believes, based on consultation with counsel, that any such liabilities resulting from these matters would not materially affect the consolidated financial position of the Company or its results of operations.




          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          (NOTE F) Capital Transactions:
          ------------------------------
               [1] Convertible Preferred Stock:

               In May  1996, the  Company closed  a private  placement (the
          "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At December 31, 1996, approximately 2,200 shares of Preferred Stock was still outstanding after certain conversions. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, is being used for working capital.

               Each share of Preferred Stock is convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. The market price, as defined in the agreement equals the average closing bid price of the common stock for the five trading days immediately preceding the issuance date or the conversion date, as may be applicable, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Through September 30, 1996, a total of 1,506 shares of Preferred Stock have been converted into a total of 39,215 shares of common stock.


          (NOTE F) Capital Transactions: Continued
          -----------------------------

               [2]  Warrants: Continued
                    --------

               In connection with the acquisition of MDI (see Note J), the Company issued 2,331,722 warrants to purchase the Company's stock at a purchase price of $3.75 per share at any time up to the expiration date on August 31, 2000.

               In connection with various debt and equity financing arrangements prior to 1994, the Company had issued warrants to purchase the Company's common stock. During 1993, all such outstanding warrants were either exercised or expired. The warrants exercised resulted in the Company issuing 6,262,746
          shares  of  common  stock   for  net  proceeds  of  approximately
          $10,600,000.

               In 1993, a consultant was engaged to assist the Company in connection with the exercise of the above warrants. In lieu of a cash payment, the consultant was granted 189,000 shares of common stock and an option to purchase 250,000 shares of common stock at a purchase price of $2.50 per share. The difference between the fair market value of the common stock and the amount to be paid therefore, amounting to $801,750, was recorded as consulting expense in the financial statements for the year ended December 31, 1993. The Company canceled all of the options and 63,000 of the shares previously granted resulting in other income of approximately $392,000 during the nine months ended September 30, 1995.

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

               [3]  Related-party transactions:
                    ---------------------------
               One of the Company's former directors who is the brother of the president and sole shareholder of the underwriting firm used in the Company's initial public offering in 1983 was a director at the time of the offering. The underwriting firm has also assisted the Company in other financing transactions, including the public offering of the Company's subsidiary. The underwriting firm has received substantial fees, commissions and expenses for its services. During 1993, the underwriting firm exercised the remaining portion of a unit purchase option granted in connection with a private placement of securities whereby the underwriter purchased 146,000 shares of common stock and 146,000 class A warrants for $438,000. The warrants were also exercised in 1993 as indicated in Note F [2].

               [4]  Stock options:
                    --------------
               The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 1,000,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. The total number of shares authorized for grant under this plan were reached during 1993 and no additional options can be granted. During fiscal 1996 certain options were canceled and replaced with options exercisable at the then fair market value.

               Stock option transactions under the above plan for the past three years are as follows:

                                        Number of     Option Price
                                         Shares         Per Share
                                       -----------  ----------------
           Balance, December 31, 1993       336,487        $.65 $4.38
           Exercised in 1994               (12,409)        $.65 $3.18
           Canceled in 1994                 (2,438)        $.65 $3.18
                                           --------
           Balance, December 31, 1994       321,640        $.65 $4.38
           Granted in 1995                    6,000             $3.18
           Exercised in 1995               (15,125)              $.65
           Canceled in 1995                (16,300)       $3.13 $3.18
                                          ---------
           Balance, September 30,           296,215        $.65 $4.38
           1995
           Exercised in 1996               (31,625)             $0.65
           Canceled in 1996               (112,500)       $2.63 $4.38
                                         ----------
           Balance, September 30,           152,090        $.65 $4.38
           1996                          ==========

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


          (NOTE F) Capital Transactions: Continued
          -----------------------------
               [4]  Stock options: Continued
                    -------------
                                        Number of     Option Price
                                         Shares         Per Share
                                       -----------    ------------
           Balance, December 31, 1993    960,000          $3.13 $3.25
           Granted in 1994               849,000          $2.38 $5.25
           Canceled in 1994             (100,000)               $5.25
                                     -----------
           Balance, December 31, 1994  1,709,000          $2.38 $5.25
           Granted in 1995               871,242           $.79 $3.94
           Canceled in 1995             (341,200)         $2.38 $3.13
                                    ------------
           Balance, September 30,      2,239,042           $.79 $5.25
           1995
           Granted in 1996               440,000           $.50 $2.19
           Exercised in 1996             (75,862)         $1.45 $2.56
           Canceled in 1996             (622,492)         $1.58 $5.25
                                      ----------
           Balance, September 30,      1,980,688           $.50 $5.25
           1996                       ==========

            Stock transactions not covered under the option plans in 1996, 1995 and 1994 are as follows:

                                        Number of     Option Price
                                         Shares         Per Share
                                       -----------

           Balance, December 31, 1993    573,750          $2.75 $3.38
           Granted in 1994                10,000                $2.75
           Exercised in 1994            (300,000)         $2.75 $3.18
           Canceled in 1994               (7,000)               $3.18
                                      ----------
           Balance, December 31, 1994    276,750          $3.18 $3.38
           Granted in 1995               860,318           $.79 $2.01
           Canceled in 1995             (261,750)          $.79 $3.38
                                     -----------
           Balance, September 30,        875,318           $.79 $3.38
           1995
           Granted in 1996               130,000           $.50 $1.41
           Canceled in 1996             (150,000)               $2.56
                                     -----------
           Balance, September 30,        855,318           $.79 $3.38
           1996                       ==========

               Under all plan and nonplan stock options, as of September 30, 1996, options to purchase 894,312 shares were available for grant and options to purchase 2,988,096 shares at a weighted average price of $1.39 per share were exercisable. The outstanding options expire at various dates within ten years from the date of grant.


          (NOTE F) Capital Transactions: Continued
          -----------------------------
               [5]  Common stock reserved:
                    --------------------
               As  of   September  30,  1996,  the   Company  has  reserved
          approximately 2,725,000 shares of common stock for issuance upon the exercise of the outstanding stock options granted in accordance with the stock option plans and stock options not covered by stock option plans.


          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
               [6]  Note receivable from stock sale:
                    --------------------------------
               During 1994, a former employee of the Company exercised stock options in exchange for a note. The note was a nonrecourse promissory note bearing interest at the prime rate and was collateralized by the stock issued upon the exercise of the stock option. Interest was payable annually and the principal was due upon the sale of the shares by the former employee. During 1995, the note was canceled and the stock issued was returned to the Company.


          (NOTE G) Unconsolidated Subsidiary (AMS):
          ----------------------------------------
               AMS completed its initial public offering of stock in 1993 which generated net cash proceeds to AMS of approximately $7,400,000. As a result of the offering, the Company's percentage ownership of AMS was reduced to 73%. Prior to the offering, AMS issued bridge notes with warrants to purchase shares of common stock at a price of one-half the public offering price. In connection with the offering, AMS also granted an option to the underwriter to purchase shares at a price of 130% of the public offering price. AMS has also established an employee stock option plan under which certain options have been granted. As the warrants and options are exercised, the Company's percentage ownership of AMS will be further reduced. During 1994 and 1995, most of the above warrants and options were exercised whereby the Company's percentage ownership of AMS was reduced to approximately 61% at September 30, 1995.

               On May 15, 1996, AMS closed a private placement (the "AMS Placement") of $3 million principal 4% convertible debentures. Net proceeds from the AMS Placement was approximately $2,752,000 after payment of fees and related expenses. As of September 30, 1996, an additional 1,748,364 shares of common stock had been issued in connection with the conversion of these debentures whereby the Company's percentage ownership of AMS has been reduced to approximately 48% at September 30, 1996. Accordingly, the Company has switched from consolidation of AMS to the equity method of accounting.

               Also in connection with the AMS public offering, the Company agreed to place 2,750,000 of its 4,000,000 shares of AMS stock into escrow. The escrow shares will be released based upon AMS achieving certain levels of pretax income or share price in the future. If and when the shares are released from escrow, AMS will incur an expense based on the fair market value of AMS's stock at the time they are released. For accounting purposes, the Company treats the escrow shares as if they were outstanding. If the shares are not ultimately released from escrow, the Company's

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          future interest in the earnings or losses of AMS will be reduced. The Company does not currently believe that the escrow shares will be released.


          (NOTE H) Related Party Transactions
          -----------------------------------
               MDI has a management agreement with a professional corporation owned by an officer/director of MDI (the
          "Professional Corporation"). Pursuant to the management agreement, MDI manages all business and administrative aspects of the Professional Corporation, excluding medical and related services. Management fees under this contract totaled $15,000 and $5,000 for the year ended September 30, 1996 and the nine months ended September 30, 1995, respectively.

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

          (NOTE I) Joint Venture
          -----------------------

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

               The Joint Venture Partner purchased, for approximately $2,620,000, the necessary MRI equipment/van and leasehold improvements which it licenses to the Joint Venture. The Joint Venture Agreement requires licensing fees to be paid as weekly priority payments to the Joint Venture Partner. Licensing fees have aggregated approximately $530,000 and $44,000 for the year ended September 30, 1996 and one month ended September 30, 1995, respectively. The Joint Venture in turn sublicenses the equipment/van and leasehold improvements to the MDI Operating Entity on the same terms under a Restated and Amended Medical Imaging Lease and Services Agreement dated August 6, 1990 and expiring on December 31, 1996 (the "Lease and Services Agreement").

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          These  transactions have been accounted for as a capital lease in
          the   accompanying  consolidated  financial  statements  and  are included in the disclosures in Note C.

          (NOTE I) Joint Venture Continued
          ---------------------------------
               In 1990, the parties agreed to amend and restate various existing agreements and to sign a Medical Imaging Lease and Services Agreement effective June 1, 1990 and expiring on
          December 31, 1996 between the Joint Venture and a second MDI operating entity. Also, the Joint Venture Partner agreed to loan MDI up to $487,500 which amount was, on December 20, 1990, converted to purchase from MDI an additional 5% interest in the earnings of the Joint Venture. In connection with this transaction, MDI deferred a $445,730 gain, which is being amortized on a straight-line basis over the remaining term of the Joint Venture Agreement as an offset to minority interest in consolidated partnerships' net income in the accompanying consolidated statements of income.

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

               Deferred gains, including $60,000 per year related to the Joint Venture Agreement, of approximately $134,000 and $11,000 related to the above transactions have been amortized during the year ended September 30, 1996 and the one month ended September 30, 1995, respectively.


          (NOTE J) Acquisition of Medical Diagnostics, Inc.
          -------------------------------------------------
               Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "Merger") with a wholly-owned subsidiary of the Company. In connection with the Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger (see Note C). The acquisition has been accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately

          [page break]
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          $18,610,000. In addition, 2,331,722 warrants to purchase ANMR stock at $3.75 per share were issued to MDI shareholders (see Note F). The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,933,000 which has been assigned to goodwill and is being amortized on a straight-line basis over thirty years. At September 30, 1996 and 1995, the Company owed former MDI shareholders approximately $46,000 and $1,696,000, respectively, for MDI common stock not yet converted.


          (NOTE K) Discontinued Operations
          --------------------------------
               In August 1996, the Company's Board of Directors adopted a formal plan to discontinue its Imaging Systems business segment. The segment has been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year.

               Included in the loss from disposal of the Imaging Services business segment totaling $3,511,000 is a provision of $400,000 for future expenses to be incurred in connection with the disposal of the discontinued business. The operating results of the discontinued operations are summarized as follows:


                                                       Year Ended
                                                     September 30,
                                              ---------------------------
          Revenues:                                1996         1995
                                                   ----         ----
                                                             (unaudited)
              Imaging systems sales and other
                revenue . . . . . . . . . . . $ 4,847,648   $ 6,706,480
          Operating expenses:
              Cost of goods sold  . . . . . .   3,914,329     4,581,864
              Research and development  . . .   1,320,044     1,735,022
              Selling, general and              3,541,981     2,911,174
                administrative  . . . . . . . -----------   -----------
              Total operating expenses  . . .   8,776,354     9,228,060
                                              -----------   -----------
          Loss from discontinued operations . $(3,928,706)  $(2,521,580)
                                              ===========   ===========


                                         Nine Months Ended         Year Ended
                                           September 30,          December 31,
                                    ---------------------------  --------------
          Revenues:                     1995           1994           1994
                                        ----           ----           ----
                                                    (unaudited)

              Imaging systems       $6,643,090    $ 5,224,810     $ 5,288,200
                sales and other
                revenue . . . . .
          Operating expenses:
              Cost of goods sold     4,124,354      1,956,611       2,414,121
              Research and           1,243,159      1,470,281       1,962,144
                development . . .
              Selling, general and   2,170,442      2,054,461       2,795,193
                administrative  .  -----------    -----------     -----------
              Total operating        7,537,955      5,481,353       7,171,458
                expenses  . . . .  -----------    -----------     -----------
          Loss from discontinued   $  (894,865)   $  (256,543)    $(1,883,258)
          operations  . . . . . .  ===========    ===========     ===========


               The net assets of discontinued operations are summarized as follows:

                                                   September 30, September 30,
                                                       1996           1995
                                                       ----           ----
          Current assets  . . . . . . . . . . . .   $3,263,394     $7,908,105
          Equipment, building, furniture and
             leasehold improvements, net  . . . .      511,109        922,728
          Other assets  . . . . . . . . . . . . .    1,487,367        201,363
          Current liabilities . . . . . . . . . .   (1,000,000)    (2,097,436)
          Provision for estimated loss on
             disposal of discontinued
             operations . . . . . . . . . . . . .     (400,000)
          Long-term debt  . . . . . . . . . . . .     (133,440)      (252,116)
                                                   -----------    -----------
          Net assets of discontinued operations .   $3,351,189     $6,682,644
                                                   ===========    ===========



          (NOTE L) Liquidity and Business Risks
          -------------------------------------
               Based on current estimates of cash flow, management does not believe that it will have sufficient cash to make mandatory term loan payments. Accordingly, the entire amount outstanding under the bank credit facility of $11,855,000 has been classified as a current liability in the accompanying consolidated financial statements. The Company is continuing to actively pursue various funding options, including the sale of certain portions of the Imaging and Rehabilitation services business segment. If the sale is successful, it will generate sufficient cash to meet obligations as they come due through fiscal 1997 (See Note C).

				EXHIBIT INDEX
			       ---------------

	10.11*	    Shared Services Agreement between the Registrant and AMS
                    dated August 29, 1996.


	10.47*	    Employment Agreement, dated December 20, 1995, between ANMR and Jack Nelson.

	10.48*	    Employment Agreement, dated December 1, 1995, between MDI
                    and David Gaynor.