Form 10-Q
period 1996-12-31
ADVANCED NMR SYSTEMS INC
filed 1997-02-14
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ______________________________

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1996
                                    -----------------

                                          or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission File Number: 0-11914
                             -------

                              Advanced NMR Systems, Inc.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                                    22-2457487
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


             46 Jonspin Road, Wilmington, Massachusetts             01887
            --------------------------------------------------------------
            (Address or principal executive offices)           (Zip Code)

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

     As of January 31, 1997, there were 43,747,628 shares of Common Stock, $.01 par value, outstanding.


                                                              Page 1 of 13 Pages
 								        --

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------------
                                        INDEX
                                        -----

     PART I.   FINANCIAL INFORMATION                                    Page No.
               ---------------------                                    --------

          Item 1.   Financial Statements

                    Consolidated Balance Sheets:
                      December 31, 1996 and September 30, 1996               3

                    Consolidated Statements of Operations:
                      Quarters Ended December 31, 1996
                      and December 31, 1995                                  4

                    Consolidated Statement of Stockholders' Equity           5

                    Consolidated Statements of Cash Flows:
                       Quarters Ended December 31, 1996
                       and December 31, 1995                                 6

                    Notes to Consolidated Financial Statements            7 - 9

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     10 - 11


     PART II.  OTHER INFORMATION
               -----------------

          Item 6.   Exhibits and Reports on Form 8-K                        12

          Signatures                                                        13

     FORM 10-Q
     Part I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements

                      ADVANCED NMR SYSTEMS INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
     ASSETS                                         December 31,  September 30,
     ------                                             1996          1996
                                                    -----------   ------------
     Current assets:

       Cash and cash equivalents . . . . . . . . . $ 1,826,053    $ 3,287,880
       Accounts receivable, net of reserve for bad
         debts of $2,527,000 at December 31, 1996
         and $2,459,000 at September 30, 1996  . .   7,931,349      8,015,083
       Inventories . . . . . . . . . . . . . . . .     465,975        526,597
       Other current assets  . . . . . . . . . . .     805,374      1,002,846
                                                   -----------    -----------

          Total current assets . . . . . . . . . .  11,028,751     12,832,406
                                                   -----------    -----------
     Equipment, building, furniture and leasehold
       improvements, net . . . . . . . . . . . . .  10,938,437      9,581,564
     Goodwill, net . . . . . . . . . . . . . . . .  25,978,963     26,205,525

     Investment in and advances to unconsolidated
       subsidiary  . . . . . . . . . . . . . . . .   1,377,045      1,440,191
     Other . . . . . . . . . . . . . . . . . . . .     638,183        664,844
                                                   -----------    -----------
     TOTAL . . . . . . . . . . . . . . . . . . . . $49,961,379    $50,724,530
                                                   ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     -------------------------------------
     Current liabilities:
       Accounts payable  . . . . . . . . . . . . . $ 1,354,000    $ 1,870,274

       Accrued expenses  . . . . . . . . . . . . .   2,461,645      3,143,158
       Other current liabilities . . . . . . . . .      55,167         59,326
       Current portion of long-term debt and        14,459,650     14,495,637
         capital lease obligations . . . . . . . . -----------    -----------

          Total current liabilities  . . . . . . .  18,330,462     19,568,395
                                                   -----------    -----------

     Long-term debt and capital lease obligations,
       less current portion                          6,546,409      5,682,719


     Minority interest in net assets of
       consolidated entities . . . . . . . . . . .   1,685,704      1,654,993

     Stockholders' equity:

       Preferred stock, $.01 par value; authorized
         1,000,000 shares; issued, 1,153 shares at
         December 31, 1996 and 2,194 shares at
         September 30, 1996  . . . . . . . . . . .          12             12
       Common stock, $.01 par value; authorized
         50,000,000 shares; issued 38,341,688 at
         December 31, 1996 and 34,180,777 share at
         September 30, 1996                            383,417        341,808
     Additional paid-in capital  . . . . . . . . .  53,575,127     53,616,726

     Accumulated deficit . . . . . . . . . . . . . (30,557,502)   (30,137,883)
                                                   -----------    -----------
                                                    23,401,054     23,820,673
     Less: treasury stock, at cost -225,000 common       2,250          2,250
       shares  . . . . . . . . . . . . . . . . . . -----------    -----------
          Total stockholders' equity . . . . . . .  23,398,804     23,818,423
                                                   -----------    -----------

     TOTAL . . . . . . . . . . . . . . . . . . . . $49,961,379    $50,724,530
                                                   ===========    ===========

     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q
                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                                         Three Months Ended
                                                            December 31,
                                                      -------------------------
                                                         1996          1995
                                                       ---------     --------
     Revenues:
       Net patient service revenue . . . . . . . . . $6,413,921    $6,013,410
       System sales  . . . . . . . . . . . . . . . .    232,548            --
       Management fees and other . . . . . . . . . .    208,121       141,968
                                                     ----------    ----------

       Total revenues  . . . . . . . . . . . . . . .  6,854,590     6,155,378
                                                     ----------    ----------

     Operating expenses:
       Cost of service operations  . . . . . . . . .  4,330,768     3,779,714
       Cost of system sales  . . . . . . . . . . . .    190,336            --
       Research and development  . . . . . . . . . .         --       221,824

       Selling, general and administrative . . . . .  1,257,299     1,434,113
       Provision for bad debt and collection costs .    562,364       473,989
                                                     ----------    ----------

         Total operating expenses  . . . . . . . . .  6,340,767     5,909,640
                                                     ----------    ----------

     Operating income from continuing operations . .    513,823       245,738

     Other income  . . . . . . . . . . . . . . . . .    222,860            --
     Interest income . . . . . . . . . . . . . . . .     14,549        92,147
     Interest expense  . . . . . . . . . . . . . . .   (501,540)     (475,960)
                                                     ----------    ----------

     Income (loss) from continuing operations before
       minority interest, equity in loss of
       subsidiary and provision for taxes  . . . . .    249,692      (138,075)
     Minority interests in net income of
       consolidated entities . . . . . . . . . . . .   (174,139)      (16,386)
     Equity in net loss of subsidiary  . . . . . . .   (474,630)           --
                                                     ----------    ----------

     Loss from continuing operations before income
       taxes . . . . . . . . . . . . . . . . . . . .   (399,077)     (154,461)


     Provision for income taxes  . . . . . . . . . .    (20,542)           --
                                                     ----------    ----------

     Loss from continuing operations . . . . . . . .   (419,619)     (154,461)

     Loss from operations of discontinued division .         --    (1,415,221)
                                                     ----------    ----------

     Net loss  . . . . . . . . . . . . . . . . . . .  $(419,619)  $(1,569,682)
                                                        =======    ==========

     Loss per common share:
     Loss from continuing operations . . . . . . . .      $(.01)        $(.01)

     Loss from operations of discontinued division .         --          (.04)
                                                            ---           ---
     Net loss per share  . . . . . . . . . . . . . .      $(.01)        $(.05)
                                                            ===           ===

     Weighted average number of shares outstanding . 35,334,290    30,167,696
                                                     ==========    ==========

     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)


                                             Common Stock      Preferred Stock
                                         --------------------  ---------------
                                           Shares     Amount    Shares  Amount
                                           ------     ------    ------  ------
     Balance - September 30, 1996  . .   34,180,777  $341,808     2,194  $  22

       Conversion of preferred
         stock . . . . . . . . . . . .    4,160,911    41,609    (1,041)   (10)

                                                 --        --        --     --
       Net loss for the period . . . .   ----------  --------     -----  -----

                                         38,341,688  $383,417     1,153  $  12
     Balance - December 31, 1996 . . .   ==========  ========     =====  =====


                                               Additional
                                                Paid-in      Accumulated
                                                Capital        Deficit
                                              -----------  ---------------
     Balance - September 30, 1996  . . . . .  $53,616,726    $(30,137,883)

       Conversion of preferred stock . . . .      (41,599)             --

                                                       --     (   419,619)
       Net loss for the period . . . . . . .   ----------      ----------

                                              $53,575,127    $(30,557,502)
     Balance - December 31, 1996 . . . . . .   ==========      ==========



                                            Treasury Stock
                                          ------------------
                                           Shares    Amount      Total
                                           ------    ------      -----
     Balance - September 30, 1996  . . .   225,000  $(2,250)   $23,818,423

       Conversion of preferred stock . .        --       --             --

                                                --       --    (   419,619)
       Net loss for the period . . . . .   -------    -----     ----------

                                           225,000  $(2,250)   $23,398,804
     Balance - December 31, 1996 . . . .   =======    =====     ==========


     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        1996           1995
                                                        ----           ----
     Cash flows from operating activities:
       Net loss  . . . . . . . . . . . . . . . . .   $(419,619)   $(1,569,682)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Minority interest in net income of
         consolidated entities . . . . . . . . . .     174,139         16,386
       Depreciation and amortization . . . . . . .     776,742        836,376
       Changes in assets and liabilities:
         Accounts receivable, net  . . . . . . . .      83,734      1,352,696
         Inventories . . . . . . . . . . . . . . .      60,622     (2,123,601)
         Other current assets  . . . . . . . . . .     259,747       (315,674)
         Accounts payable and accrued expenses . .  (1,168,374)       183,828
                                                     ---------      ---------
       Net cash used in operating activities . . .    (233,009)    (1,619,671)
                                                     ---------      ---------
     Cash flows from investing activities:
       Patent costs  . . . . . . . . . . . . . . .          --        (12,122)
       Purchase of equipment, furniture and
         leaseholds improvements . . . . . . . . .  (1,878,912)       (20,495)

                                                          (609)       (45,116)
       Other assets  . . . . . . . . . . . . . . .   ---------      ---------

                                                    (1,879,521)       (77,733)
       Net cash used in investing activities . . .   ---------      ---------

     Cash flows from financing activities:
       Exercise of stock options . . . . . . . . .          --         20,815
       Proceeds from issuance of long-term debt  .   1,842,707        255,000
       Repayment of long-term debt and capital
         lease obligations . . . . . . . . . . . .  (1,015,004)      (530,433)

                                                      (177,000)      (304,000)
       Distributions to minority interests . . . .   ---------      ---------

                                                       650,703        558,618
       Net cash provided in financing activities .   ---------      ---------

     NET DECREASE IN CASH AND CASH EQUIVALENTS . .  (1,461,827)    (2,256,022)


     CASH AND CASH EQUIVALENTS, BEGINNING OF         3,287,880      7,542,508
       PERIOD  . . . . . . . . . . . . . . . . . .   ---------      ---------

                                                    $1,826,053     $5,286,486
     CASH AND CASH EQUIVALENTS, END OF PERIOD  . .   =========      =========

     Supplement disclosures of cash flow
       information:
                                                      $544,565       $412,468
     Interest paid during the period . . . . . . .     =======        =======


     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

          Note 1 Basis of Presentation
          ----------------------------

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

               The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the year ended September 30, 1996.


          Note 2 The Company
          ------------------

               Through July, 1996, Advanced NMR Systems, Inc. ("ANMR" or the "Company") operated its business under two segments consisting of Imaging Systems and Imaging and Rehabilitation Services. In August 1996, the Company discontinued the manufacture of its InstaScan[TM] product.

               On January 20, 1997, ANMR and its wholly-owned subsidiary Medical Diagnostics, Inc. ("MDI") signed a definitive agreement to merge MDI's medical imaging services business into a subsidiary of US Diagnostics, Inc. (NASDAQ: USDL) in exchange for approximately $22 million in cash. The Company's physical therapy services operations will be transferred to ANMR concurrent with the closing. ANMR will retire the bank credit facility totaling approximately $12 million. The transaction is expected to close after receipt of certain government consents including consent of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.


               Imaging Systems
               ---------------

               ANMR was founded in 1983 to develop echo planar imaging ("EPI"), an ultrafast magnetic resonance imaging ("MRI") technology. From its inception through November 1992, the Company engaged exclusively in research and development activities. In 1992, ANMR received U.S. Food and Drug Administration ("FDA") clearance for its InstaScan[TM] system and commenced commercial marketing activities to clinical institutions. The Company, through its Imaging Systems business, provides very high field MRI systems for clinical applications and advanced research.

               In July 1992, the Company formed Advanced Mammography Systems, Inc. ("AMS") as a subsidiary for the purpose of financing the development of its Aurora[TM] dedicated MR Breast Imaging System. In early 1993, AMS completed its initial public offering. Prior to August 1996, the Company held a 61% ownership interest in AMS (including shares under an escrow arrangement which will terminate in May 1997) which has since been reduced to 48% as the result of the conversion into AMS Common Stock of certain AMS debentures which had been issued in a Regulation S private placement. In February 1996, AMS was granted FDA clearance for commercial use of its Aurora System. AMS is traded on the NASDAQ stock market under the ticker symbol MAMO.

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


          Imaging and Rehabilitation Services
          -----------------------------------

               The Imaging and Rehabilitation Services segment consists of MDI, which the Company acquired on August 31, 1995 as the initial phase of the Company's strategy to penetrate and expand its business into MRI and rehabilitation services. MDI is an operator and manager of a network of mobile and fixed MRI units in Massachusetts, New York, Virginia, West Virginia and Tennessee. MDI also provides Single Photon Emission Computer Tomography ("SPECT") nuclear medicine imaging services, Computerized Axial Tomography ("CT") medical imaging services and physical therapy services. MDI operates much of its business through various partnerships and joint ventures in which MDI or a wholly-owned subsidiary of MDI serves as a general partner.


          Note 3 The GEMS Agreement
          -------------------------

               In July 1994, the Company concluded an agreement with GEMS for the sale of 3T and 4T research MR systems to GEMS through June 1999. These systems, which were not submitted to the FDA for clearance for commercial use, were sold to research institutions throughout the world. Very high field systems have been installed at the University of Florida at Gainesville, the University of California at Los Angeles, Massachusetts General Hospital in Boston and two universities in Japan. In addition, a 3T system installed at the University of Pittsburgh and a 4T system at the National Institutes of Health were upgraded with the Company's InstaScan product. In June 1995, the 1993 Agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 Agreement. At December 31, 1996, there are twenty-four (24) Instascan systems and seven (7) 3T/4T systems in the field. The Company will continue its exclusive contract with GEMS to provide engineering integration of very high field 3T and 4T MRI systems through June 1999.


          Note 4 AMS (Subsidiary) Escrow Shares
          -------------------------------------

               In connection with the AMS January 1993 public offering, the Company, which was the sole stockholder of AMS, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of Common Stock it owned. The Company may vote the Escrow shares, but cannot assign or transfer them while they remain subject to the escrow. On May 1, 1997, all shares subject to the escrow will be forfeited and contributed to the capital of AMS as a result of AMS' failure to achieve certain financial milestones, which if achieved would have resulted in the release of the escrow shares to the Company. Upon the forfeiture of the escrowed shares, the Company's interest in AMS will be reduced to approximately 20%.


          Note 5 Private Placement of ANMR Convertible Preferred Stock and
          ----------------------------------------------------------------
          Private Placement of AMS Convertible Debentures
          -----------------------------------------------

               In May 1996, ANMR closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At January 31, 1997, all 3,700 shares had been converted into 13,488,320 shares of Common Stock. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, is being used for working capital.

               In May 1996, AMS closed a private placement (the "AMS Placement") of $3 million principal 4% convertible debentures. Net proceeds from the AMS Placement was approximately $2,752,000 after payment of fees and related expenses. As of January 31, 1997, an additional 1,748,364 shares of common stock had been issued in connection with the conversion of these debentures at which time the Company's percentage ownership of AMS has been reduced to approximately 48%. Accordingly, as of September 30, 1996, the Company has changed from consolidation of AMS to the equity method of accounting for its investment in AMS.

     FORM 10-Q

          ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

               The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1996.


          Results of Operations
          ---------------------

               Net patient service increased from $6,013,000 to $6,414,000 for the three months ended December 31, 1995 and 1996, respectively. Cost of service operations increased from $3,780,000 to $4,595,000 for the three months ended December 31, 1995 and 1996, respectively. These increases were largely the result of increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996.

               Management fees and other revenues for the three months ended December 31, 1996, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

               The provision for bad debt and collection costs increased from $474,000 to $562,000 for the three months ended December 31, 1995 and 1996, respectively. This increase from 7.9% to 8.8% of net patient service revenue for these periods was largely the result of revenues associated with the new MVA center.

               Other income of $223,000 for the three months ended December 31, 1996 represents a gain recognized on the sale of equipment.

               For the three months ended December 31, 1995, minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners offset by losses related to AMS minority shareholders. The results of AMS' operations were not consolidated with the Company, however, the equity in loan of AMS reflects the Company's equity accounting for its AMS subsidiary losses during the first quarter of fiscal 1997.


          Liquidity and Capital Resources
          -------------------------------

               The Company has available cash and cash equivalents of $1,826,000 at December 31, 1996 (including $651,000 at MDI). As part of the MDI acquisition, the Company entered into a $15,000,000 bank credit facility, consisting of a $6,000,000 revolving credit loan which matures in August 1998, and a $9,000,000 term loan which expires in August 2001. As of February 10, 1997, $5,555,000 of the revolving loan has been utilized, including $1,200,000 for letters of credit securing certain MRI units operated by MDI, and the term loan has a balance of $7,500,000.

               The significant cash flows from investing activities for the three months ended December 31, 1996 include approximately $1,879,000 of medical imaging equipment additions. Cash flows from financing activities include proceeds from financing medical equipment additions totaling $1,843,000.

               The Company currently funds its operations principally through the use of cash obtained from the May 1996 private equity placement. The Company has entered into a merger agreement for the disposition of its Imaging Services business in exchange for $22 million. The proceeds from such disposition should generate sufficient cash to repay the bank credit facility and meet its other obligations as they come due through fiscal 1997. The Company will expend its time and resources to determine which strategic alternatives to pursue in order to enhance shareholder value. Included among these options, if any, are the further expansion of its rehabilitation services business and/or other service activities. However, there can be no assurance that any of the transactions contemplated by such an agreement would be consummated, and assuming consummation the Company may require additional capital and there is no assurance that such capital would be obtained or on satisfactory terms.


          Inflation
          ---------

               To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

               The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     FORM 10-Q

          PART II   OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27   Financial Data Schedule

          (b)  Form 8-K
               None

     FORM 10-Q


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Advanced NMR Systems, Inc.
                                             --------------------------
                                                  (Registrant)


          Date    February 14, 1997               /s/ Jack Nelson
               --------------------               ---------------
                                                  Jack Nelson
                                                  Chief Executive Officer


          Date    February 14, 1997               /s/ Charles M. Moche
               --------------------               --------------------
                                                  Charles M. Moche
                                                  Chief Financial Officer

				EXHIBIT INDEX
				-------------

	Exhibit 27	Financial Data Schedule