Form 10-Q
period 1997-03-31
ADVANCED NMR SYSTEMS INC
filed 1997-05-20
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                               ------------------------

          FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997
                                         --------------

                                          or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                          -----------  -------------

          Commission File Number: 0-11914
                                 --------

                              Advanced NMR Systems, Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                      22-2457487
               --------                                      ----------
          (State or other jurisdiction    (IRS Employer Identification No.)
           of incorporation or
           organization)


             46 Jonspin Road, Wilmington, Massachusetts             01887
            -------------------------------------------------------------
            (Address or principal executive offices)           (Zip Code)

                                    (508) 657-8876
                                    --------------
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X      No
              -------      -------

          As of May 2, 1997, there were 43,747,628 shares of Common Stock, $.01 par value, outstanding.

    FORM 10-Q

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           March 31, 1997 and September 30, 1996  . . . . 3

                         Consolidated Statements of Operations:
                           Quarters and Six Months Ended
                           March 31, 1997 and March 31, 1996  . . . . . . 4

                         Consolidated Statement of Stockholders' Equity . 5

                         Consolidated Statements of Cash Flows:
                            Six Months Ended March 31, 1997
                            and March 31, 1996  . . . . . . . . . . . . . 6

                         Notes to Consolidated Financial Statements . 7 - 9

               Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results
                            of Operations                            10 - 11


          PART II.  OTHER INFORMATION
                    -----------------

               Item 1.   Legal proceedings  . . . . . . . . . . . . . .  12

               Item 6.   Exhibits and Reports on Form 8-K . . . . . . .  12

               Signatures . . . . . . . . . . . . . . . . . . . . . . .  13

	FORM 10-Q

   	PART I. FINANCIAL INFORMATION
   	Item 1. Financial Statements

                      ADVANCED NMR SYSTEMS INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


     ASSETS                                          March     September
                                                      31,         30,
						    1997	 1996
						   -------    -----------
     Current assets:
       Cash and cash equivalents              $ 6,956,164     $3,287,880
       Cash, restricted                         1,705,859            -0-
       Accounts receivable, net of
       reserve for bad debts of
       $666,063 At March 31, 1997
       and $2,459,000 at
       September 30, 1996			2,786,434      8,015,083
       Inventories                                481,879        526,597
       Other current assets                       150,848      1,002,846
                                              -----------    -----------
          Total current assets                 12,081,184     12,832,406
                                              -----------    -----------

     Equipment, building, furniture
     and leasehold improvements, net		  928,656      9,581,564
     Goodwill, net                              2,454,244     26,205,525
     Investment in and advances to
     unconsolidated subsidiary			 1,470,183      1,440,191
     Other                                        140,096        664,844
                                              -----------    -----------
     TOTAL                                    $17,074,363    $50,724,530
                                              ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                        $  573,931    $01,870,274
       Accrued expenses                         1,364,285      3,143,158
       Other current liabilities                   33,667         59,326
       Current portion of long-term debt
       and capital lease obligations   	         674,814     14,495,637
					        ----------    -----------
          Total current liabilities             2,646,697     19,568,395
                                               ==========    ===========

     Long-term debt and capital lease             680,994      5,682,719
     obligations, less current portion

     Minority interest in net assets of               -0-      1,654,993
     consolidated entities

     Stockholders' equity:
       Preferred stock, $.01 par value;
       authorized 1,000,000 shares; issued,
       -0- shares at March 31, 1997 and 2,194
       shares at September 30, 1996		      -0-             22
       Common stock, $.01 par value;
        authorized 50,000,000 shares;
        issued 43,747,628 at March 31,
        1997 and 34,180,777 at
        September 30, 1996			  437,476        341,808
       Additional paid-in capital              54,000,612     53,616,726

       Accumulated deficit                    (40,689,166)   (30,137,883)
                                              -----------    -----------
                                               13,748,922     23,820,673
       Less: treasury stock, at cost 225,000        2,250          2,250
        common shares                         -----------    -----------
          Total stockholders' equity           13,746,672     23,818,423
                                              -----------    -----------
     TOTAL                                    $17,074,363    $50,724,530
                                              ===========    ===========


            The accompanying notes to financial statements are an integral part hereof.

    FORM 10-Q

                              ADVANCED NMR SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                   Three Months Ended        Six Months Ended
                                       March 31,                 March 31,
                                    1997        1996         1997
                                    ----        ----                      1996
                                                             ----         ----
     Revenues:
        Net patient service     4,296,284   6,266,083   10,687,505   12,279,493
         revenue

        Management fees and        79,382     243,663      287,316      385,631
         other                  ---------   ---------   ----------   ----------

        Total revenues          4,375,666   6,509,746   10,974,821   12,665,124
                                ---------   ---------   ----------   ----------

     Operating expenses:

        Cost of service         3,013,309   3,974,914    7,416,198    7,754,628
         operations

        Selling, general and    1,060,595   2,680,925    2,369,053    5,120,355
         administrative

        Provision for bad debt    285,669     499,375      848,032      973,364
         and collection costs  ----------  ----------   ----------   ----------

        Total operating         4,359,573   7,155,214   10,633,283   13,848,347
         expenses              ----------  ----------   ----------   ----------

     Operating income              16,093    (645,468)     341,538   (1,183,223)
     (loss)from continuing
         operations

     Other income                  10,210     126,263      233,070      126,263

     Loss on sale of imaging   (9,232,361)        -0-   (9,232,361)         -0-
     business

     Interest income               21,276      50,392       35,826      142,539

     Interest expense            (413,859)   (498,723)    (915,399)    (989,503)
                               ----------  ----------   ----------   ----------
     Loss from continuing
     operations before
     minority interest, equity (9,598,641)   (967,536)  (9,537,326)  (1,903,924)
     in loss of subsidiary and
     provision for taxes

     Minority interests in net
     income (loss) of             (26,243)     76,042     (202,234)      59,656
     consolidated entities

     Equity in net loss of       (483,438)        -0-     (958,068)         -0-
     unconsolidated subsidiary ----------  ----------   ----------   ----------

     Loss from continuing     (10,108,322)   (891,494) (10,697,628)  (1,844,268)
     operations before income
     taxes

     Provision for income          10,000     (17,983)     103,445      (17,983)
     taxes                     ----------  ----------    ---------   ----------

     Loss from continuing     (10,098,322)   (904,477) (10,594,183)  (1,862,251)
     operations

     Income (loss) from               687     159,469       42,900     (457,439)
     operations of             ----------  ----------   ----------   ----------
     discontinued division

     Net loss                $(10,097,635)  $(750,008)$(10,551,283) $(2,319,690)
                             ============  ========== ============  ===========

     Income (loss) per common
     share:

     Income (loss) from             $(.24)      $(.03)       $(.27)       $(.06)
     continuing operations

     Income (loss) from               .00         .01          .00         (.02)
     operations of           ------------------------ ------------ ------------
     discontinued division

     Net loss per share             $(.24)      $(.02)       $(.27)       $(.08)
                             ======================== ============ ============

     Weighted average number   42,283,039  30,207,173   38,770,484   30,186,913
     of shares outstanding    ======================= ============ ============

   The accompanying notes to financial statements are an integral part hereof.

	FORM 10-Q


                        ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
                                     (Unaudited)


                                 Common Stock       Preferred Stock  Addit-
                                                                      ional
                                                                    Paid-In
                               Shares    Amount    Shares   Amount  Capital
                               ------    -----    ------   ------  ---------


   Balance                   34,180,777  $341,808   2,194    $22   $53,616,726
   September 30, 1996

     Conversion of preferred
        stock                 9,566,851    95,668  (2,194)   (22)    (95,646)

     Increase in
      proportionate share of
      subsidiary's equity
      related to sale of             --       --      --        --  871,466
      subsidiary's stock

     Cumulative effect of
      forfeiture of escrow
      share                          --       --      --        -- (391,934)

     Net loss for the six
       months ended March
       31, 1997                     --        --      --                 --
                              ----------   --------   -----     -----  -------
   Balance --
        March 31, 1997       43,747,628  $437,476     -0-     -0-  $54,000,612
                             ==========   ========   =====   ===   ============




                                                   Treasury Stock
                                Accumulated
                                 Deficit       Shares      Amount
                                 -------       ------      ------      Total


     Balance September 30,  $(30,137,883)    225,000    $(2,250)  $23,818,423
     1996

       Conversion of
        preferred stock                          --         --            --

       Increase in
        proportionate
        share of subsidiary's
        equity related to sale        --          --         --       871,466
        of subsidiary's stock

       Cumulative effect of
        forfeiture of escrow
        share                         --          --         --      (391,934)
       Net loss for the six
         months ended March  (10,551,283)        --          --   (10,551,283)
         31, 1997               ------------     -------    -------   ----------

     Balance --
         March 31, 1997      $(40,689,166)    225,000    $(2,250)  $13,746,672
                             ============     =======    =======   ===========


     The accompanying notes to financial statements are an integral part hereof.

    FORM 10-Q


                      ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                       Six Months   Six Months
                                                         Ended      Ended March
                                                       March 31,     31, 1996
                                                          1997
     Cash flows from operating activities:

        Net loss                                      (10,551,283)   (2,319,960)

        Adjustments to reconcile net loss to net cash
        Used in operating activities:

        Loss on sale of imaging business                 9,232,361           -0-

        Minority interest in net income (loss) of          202,234      (59,656)
        consolidated entities

        Equity in loss of unconsolidated subsidiary        958,068           -0-

        Depreciation and amortization                      749,756     1,673,937

        Changes in assets and liabilities:

           Accounts receivable, net                         51,567     (678,678)

           Inventories                                      44,718   (1,979,318)

           Other current assets                            493,886       216,771

           Accounts payable and accrued expenses       (1,409,241)     2,004,653
							-----------  ----------
       Net cash used in operating activities             (227,934)   (1,141,981)
                                                       -----------   -----------

     Cash flows from investing activities:

       Purchase of imaging and rehabilitation                  -0-   (1,650,000)
       business

       Proceeds from sale of imaging business          8,083,839             -0-

       Patent costs                                          -0-       (30,802)

      Advances to unconsolidated subsidiaries           (508,528)           -0-

      Purchase of minority interest in                (1,497,842)           -0-
         Rehabilitation business

       Purchase of equipment, furniture and            (1,890,750)     (357,993)
         leaseholds improvements

       Other assets                                        250,838      (45,116)
							----------   ----------
       Net cash used in investing activities             4,437,557   (2,083,911)
							----------  -----------
       Cash flows from financing activities:

        Exercise of stock options                             -0--       130,667

        Proceeds from issuance of long-term debt         1,842,707       680,000

         Financing of purchase of minority interest      1,300,000           -0-
         in Rehabilitation business

        Repayment of long-term debt and capital lease  (1,507,526)   (1,226,286)
         obligations

        Distributions to minority interests              (470,661)     (558,000)
 							 ----------  ----------

        Net cash provided in financing activities        1,164,520     (973,619)
                                                       -----------    ----------

     NET INCREASE (DECREASE) IN CASH AND CASH            5,374,143   (4,199,511)
     EQUIVALENTS

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,287,880     7,541,508
                                                       -----------   -----------

     CASH AND CASH EQUIVALENTS, END OF PERIOD           $8,662,023    $3,342,997
                                                        ==========   ===========

     Supplement disclosures of cash flow information:
     Interest paid during the period                    $  544,565    $1,044,406
                                                        ==========   ===========
     Supplemental disclosures of Non-cash and
     Investing and Financing Activities:

       Additional to capital leases                                  $1,870,874
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

          Note 2 The Company
          ------------------

               In August, 1996, the Company announced a new strategic direction, whereby the Company would focus on the development of breast imaging centers and on its Imaging and Rehabilitation Services business. The Company would also continue to provide very high field MRI systems for clinical applications and advanced research through its agreement with GE Medical Systems ( GEMS ) (see Note 3). From its inception through November 1992, the Company engaged exclusively in research and development activities for its Instascan ultrafast magnetic resonance imaging system. In 1992, the Company received FDA clearance and commenced commercial marketing activities up until August 1996, when the Company discontinued the manufacture of its InstaScan product.

               On February 27, 1997, Medical Diagnostics, Inc., a wholly owned subsidiary of the Company merged with MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic Inc. ( USD ) and became a wholly-owned subsidiary of USD. The Merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997 (the Merger Agreement ). See
          Note 6.

               On March 21, 1997, the Company acquired the remaining 25% minority interest in the Rehabilitation Business for $1.5 million which included a seller note of $1.3 million, maturing October 1998, payable quarterly with a balloon payment of $200,000.

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

	 FORM 10-Q


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

          Note 4 AMS
          ----------

               In connection with the AMS January 1993 public offering, the Company, which was the sole stockholder of AMS, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of Common Stock it owned. On May 1, 1997, all shares subject to the escrow were forfeited as a result of AMS' failure to achieve certain financial milestones, which if achieved would have resulted in the release of the escrow shares to the Company. Upon the forfeiture of the escrowed shares, the Company's interest in AMS was reduced to approximately 16%.

               In May 1996, AMS closed a private placement (the "AMS Placement") of $3 million principal 4% convertible debentures. Net proceeds from the AMS Placement were approximately $2,752,000 after payment of fees and related expenses. As of January 31, 1997, an additional 1,748,364 shares of common stock had been issued in connection with the conversion of these debentures at which time the Company's percentage ownership of AMS was reduced to approximately 48%. Accordingly, as of September 30, 1996, the Company changed from consolidation of AMS to the equity method of accounting for its investment in AMS.

          Note 5 Private Placement of ANMR Convertible Preferred Stock and
          ----------------------------------------------------------------
          Private Placement of AMS Convertible Debentures
          -----------------------------------------------

               In May 1996, ANMR closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At January 31, 1997, all 3,700 shares had been converted into 13,488,320 shares of Common Stock. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, was being used for working capital.

          Note 6 MDI Merger with USD and Related Pro Forma Financial
          ----------------------------------------------------------
          Information
          ------------

               On February 27, 1997, MDI, a wholly-owned subsidiary the Company, merged with MDI Acquisition Corporation, a newly-formed wholly-owned subsidiary of USD and became a wholly-owned subsidiary of USD. The Merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997.

               At the effective time of the Merger, upon conversion of the MDI shares, USD paid the Company $22,000,000 (the "Merger Consideration") as follows: (I) to Chase Manhattan Bank N.A. (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (ii) the remainder of the Merger Consideration (approximately $10,000,000)

        FORM 10-Q

          to the Company. As a result of the Merger, USD assumed approximately $9,000,000 in payment obligations under MDI s capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the Merger.

               In addition, the Company maintained letters of credit in the aggregate amount of $700,000 securing certain of the capital leases assumed by USD, for which the Company received a $700,000 note from USD repayable on December 31, 1997 in the event the letters of credit are not replaced or removed. USD agreed to use to its best efforts to replace those letters of credit or to remove the requirement for them. There are also mutual indemnifications between the Company and USD whereby the Company has indemnified USD from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI s former Chief Executive Officer and from any losses arising from the lawsuits between MDI and Raytel Medical Corporation, et al, ( Raytel ). In connection with the Raytel litigation $1,000,000 of the sales price and all of the Company s unescrowed shares in AMS have been placed in a blocked account as security until the litigation is settled or decided by a trial court.

               The following unaudited pro forma financial information sets forth the results of the Company as if the Merger of MDI with USD had occurred prior to October 1, 1996. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1996 or results that may occur in the future.

                                            Six months ended
                                             March 31, 1997
                                             --------------

                         Net revenues         $ 2,632,000
                         Net Loss             $(1,104,000)
                         Loss per share            $(0.03)

    FORM 10-Q

          ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ----------------------

          The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1996.


          Results of Operations
          ---------------------

               Net patient service revenue totaled $4,296,000 and $10,688,000 for the three and six months ended March 31, 1997 versus $6,266,000 and $12,279,000 for the three and six months ended March 31, 1996. Cost of service operations totaled $3,013,000 and $7,316,000 for the three and six months ended March 31, 1997 versus $3,975,000 and $7,755,000 for the three and six months ended March 31, 1996. These decreases were largely the result of the MDI Merger in February 1997 partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996.

               Management fees and other revenues for the three and six months ended March 31, 1997, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

               Selling, general and administrative expenses totaled $1,061,000 and $2,369,000 for the three and six months ended March 31, 1997 versus $2,681,000 and $5,120,000 for the three and six months ended March 31, 1996. This decrease is due to the change in the accounting treatment of the Company s investment in AMS from consolidation to equity accounting and due to the Merger of MDI with USD.

               Other income includes a gain of $223,000 from the sale of certain equipment.

               Minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners. Prior to September 1996, the allocated earnings were offset by losses allocated to the AMS minority shareholders. The equity in net loss of unconsolidated subsidiary reflects the Company s equity share of the AMS loss subsequent to September 1996. Due to the Merger of MDI with USD in February 1997, most of the categories included in the statements of operations will decrease substantially compared to prior year periods.

          Liquidity and Capital Resources
          -------------------------------

               The Company has available cash and cash equivalents of $8,662,000 at March 31, 1997 (including $1,705,000 of restricted cash). The Company is currently exploring strategic alternatives in order to enhance shareholder value. Included among these options is the further expansion of its rehabilitation services business and/or other service activities. However, there can be no assurance that any transactions contemplated would be consummated, and assuming

	FORM 10-Q

          consummation the Company may require additional capital and there is no assurance that such capital would be obtained or on satisfactory terms.

               The significant cash flows from investing activities for the three and six months ended March 31, 1997 include approximately $8,083,000 in proceeds from the merger of MDI with USD, $1,879,000 used for medical imaging equipment additions and $1,500,000 used for the acquisition of the minority interest in the Company s rehabilitation business. Cash flows from financing activities include $1,843,000 of proceeds from financing of medical equipment and $1,300,000 for the purchase of the minority interest in the rehabilitation business offset by principal payments on equipment debt.

          Inflation
          ---------

               To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

               The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

	FORM 10-Q


          PART II   OTHER INFORMATION

          Item 1    Legal proceedings

               In February and in March 1996, class action complaints, all of which were consolidated in a matter styled IN RE:
               Advanced Mammography Systems, Inc. Shareholders Litigation (consolidated C.A. No. 14821), were filed in the Court of Chancery in the State of Delaware, in and for New Castle County, on behalf of all the public shareholders of both the Company and AMS against the Company and AMS and their directors seeking to (a) enjoin the previously announced merger of the two companies, or (b) if the merger is consummated, to award rescissory damages to the proposed class of plaintiffs. Effective on March 19, 1997, the Chancery Court of Delaware dismissed the consolidated class action suit and Advanced Mammography Systems, Inc. paid plaintiffs counsel fees to the extent of $50,000.

          Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               None.

          (b)  Form 8-K

               On January 20, 1997, the Company announced entry into an Agreement and Plan of Merger for Medical Diagnostics, Inc. ("MDI"), a wholly owned subsidiary of the Company, to merge (the "MDI Merger") with MDI Acquisition Corporation, a wholly owned subsidiary of US Diagnostic Inc. A copy of the Merger Agreement was an exhibit to the Form 8-K filed by the Company.

               On February 27, 1997, the Company filed a Form 8-K announcing the closing of the MDI Merger.

               On April 16, 1997, the Company filed a Form 8-KA, amending the February 27, 1997 Form 8-K to include required Pro Forma financial information as if the Merger had occurred as of October 1, 1995 and October 1, 1996.

	FORM 10-Q

                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Advanced NMR Systems, Inc.
                                                  --------------------------

                                                       (Registrant)


          Date:    May 20, 1997                   /s/ Jack Nelson
               --------------------               --------------------------
                                                  Jack Nelson
                                                  Chief Executive Officer

          Date:    May 20, 1997
               --------------------               /s/ Steven J James
                                                  --------------------------
                                                  Steven J James
                                                  Chief Financial Officer

				EXHIBIT INDEX


 	No. 		Description
	-----		-------------------
	27		Article 5 - Financial Data Schedule