Form 10-Q/A
period 1996-06-30
ADVANCED NMR SYSTEMS INC
filed 1997-08-06
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ------------------------------

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

                               AMENDMENT NO. 1



          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended June 30, 1996 as set forth in the pages attached hereto:



               (List all such items, financial statements, exhibits
                          or other portions amended.)



          1.   Item 1 and 2 Financial Statements and Management's
               Discussion and Analysis is amended to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures. (See Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).)

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

                    Item 1. Financial Statements

                            Consolidated Balance Sheets:
                              June 30, 1996 and September 30, 1995        4

                            Consolidated Statements of Operations:
                               Quarters and Nine Months Ended
                               June 30, 1996 and June 30, 1995            5

                            Consolidated Statement of Stockholders'
                              Equity                                      6

                            Consolidated Statements of Cash Flows:
                               Nine Months Ended June 30, 1996
                               and June 30, 1995                          7

                            Notes to Consolidated Financial
                            Statements                               8 - 11

                    Item 2. Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                              12 - 14


          PART II.  OTHER INFORMATION
                    -----------------




                    Signatures                                           15

          FORM 10-Q/A

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
                                               ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
          Current liabilities:
            Accounts payable                    $3,210,524     $1,001,130
            Accrued expenses                     2,005,948      3,024,216
            Due to shareholders                     46,102      1,696,102
            Customer deposits                      842,120             --
            Accrued compensation                   741,656      1,331,188
            Other current liabilities               80,857        159,971
            Current portion of long-term debt
              and capital lease obligations      4,062,279      4,274,110
                                               -----------    -----------
                Total current liabilities       10,989,486     11,486,717
                                               -----------    -----------

          Long-term debt and capital lease
            obligations, less current portion   18,273,144     16,279,352
          Deferred revenues, net of current             --         33,567

          Minority interest in net assets of
            consolidated entities                1,988,634      2,614,107


          Stockholders' equity:
            Preferred stock, $.01 par value;
              authorized, 1,000,000 shares;
              issued, 3,700 shares at June 30,
              1996                                      37             --
            Common stock, $.01 par value;
              authorized, 50,000,000 shares;
              issued, 30,259,308 shares at
              June 30, 1996 and 30,151,821
              shares at September 30, 1995         302,593        301,518

            Additional paid-in capital          63,140,192     58,246,689
            Accumulated deficit                (35,741,822)   (30,527,991)
                                               -----------    -----------
                                                27,701,000     28,020,216

            Less: treasury stock, at cost
              225,000 common shares                  2,250          2,250
                                               -----------    -----------

                 Total stockholders' equity     27,698,750     28,017,966
                                               -----------    -----------

          TOTAL                                $58,950,014    $58,431,709
                                               ===========    ===========

            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q/A


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                    Three Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
          Revenues:
            System sales                      $  136,017      $4,333,414
            Net patient service revenue        6,773,129              --
            Management fees and other            146,254              --
                                              ----------      ----------

            Total revenues                     7,055,400       4,333,414
                                              ----------      ----------

          Operating expenses:
            Cost of goods sold                   254,538       2,641,760
            Cost of service operations         4,216,004              --
            Research and development             533,017         613,586
            Selling, general and
              administrative                   2,646,733         932,412
            Provision for bad debt and
              collection costs                   603,510              --
                                              ----------      ----------

                Total operating
                  expenses                     8,253,802       4,187,758
                                              ----------      ----------

          Income (loss) from operations       (1,198,402)        145,656

          Other income                                --           8,215
          Interest income                         78,839          58,438

          Interest expense                    (1,407,686)      (   3,694)
                                              ----------      ----------

          Income (loss) before minority
            interests and provision for
            income taxes                      (2,527,249)        208,615

          Minority interests in net
            income (loss) of
            consolidated entities               (300,831)       (184,546)
                                              ----------      ----------

          Net income (loss) before
          provision for income taxes          (2,226,418)        393,161


          Provision for income taxes             (10,000)             --
                                              ----------      ----------

          Net income (loss)                  $(2,236,418)       $393,161
                                             ===========      ==========

          Net income (loss) per share              $(.07)           $.02
                                                   =====            ====


          Weighted average number
            of shares outstanding             30,259,308      23,720,067
                                             ===========      ==========



                                                    Nine Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
          Revenues:
            System sales                     $ 2,404,621      $6,317,393
            Net patient service revenue       19,052,622              --
            Management fees and other            531,885              --
                                              ----------      ----------

            Total revenues                    21,989,128       6,317,393
                                              ----------      ----------

          Operating expenses:
            Cost of goods sold                 1,637,225       3,873,489
            Cost of service operations        11,970,632              --
            Research and development           1,876,373       2,142,296
            Selling, general and
              administrative                   7,767,088       3,258,708
            Provision for bad debt and
              collection costs                 1,576,874              --
                                              ----------      ----------

                Total operating
                  expenses                    24,828,192       9,274,493
                                              ----------      ----------

          Income (loss) from operations       (2,839,064)     (2,957,100)

          Other income                           126,263         400,465
          Interest income                        221,378         168,576

          Interest expense                    (2,397,189)      (  11,847)
                                              ----------      ----------

          Income (loss) before minority
            interests and provision for
            income taxes                      (4,888,612)     (2,399,906)

          Minority interests in net
            income (loss) of
            consolidated entities               (360,487)       (589,532)
                                              ----------      ----------

          Net income (loss) before
          provision for income taxes          (4,528,125)     (1,810,374)


          Provision for income taxes             (27,983)             --
                                              ----------      ----------

          Net income (loss)                  $(4,556,108)    $(1,810,374)
                                             ===========      ==========

          Net income (loss) per share              $(.15)          $(.08)
                                                   =====           =====


          Weighted average number
            of shares outstanding             30,210,950      23,719,305
                                             ===========      ==========

            The accompanying notes to financial statements are an integral part hereof.

          FORM 10-Q/A


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                        Preferred Stock      Common Stock
                                        ---------------    -----------------
                                        Shares   Amount    Shares     Amount
                                        ------   ------    ------     ------
          Balance - September 30, 1995      --      --  $30,151,821 $301,518

          Exercise of stock options         --      --      107,487    1,075

          Issuance of Preferred Stock    3,700      37           --       --

          Issuance of Warrants              --      --           --       --

          Deemed Preferred Stock
            Dividend related to
            beneficial conversion
            feature of Convertible
            Preferred Stock                 --      --           --       --

          Increase in proportionate
            share of subsidiaries
            capital                         --      --           --       --


          Net loss for period               --      --           --       --
                                         -----     ---   ----------  --------

          Balance - June 30, 1996        3,700     $37   30,259,308  $302,593
                                         =====     ===   ==========  ========


                                                 Paid-in       Accumulated
                                                 Capital         Deficit
                                                 -------       -----------
          Balance - September 30, 1995        $58,246,689    $(30,527,991)

          Exercise of stock options               129,592              --

          Issuance of Preferred Stock           3,316,608              --

          Issuance of Warrants                    183,380              --

          Deemed Preferred Stock
            Dividend related to
            beneficial conversion
            feature of Convertible
            Preferred Stock                       657,723         657,723

          Increase in proportionate
            share of subsidiaries
            capital                               606,200              --

          Net loss for period                          --      (4,556,108)
                                              -----------    ------------

          Balance - June 30, 1996             $63,140,192    $(35,741,822)
                                              ===========    ============



                                             Treasury Stock
                                             --------------
                                            Shares      Amount       Total
                                            ------      ------       -----
          Balance - September 30, 1995      225,000   $(2,250)   $28,017,966

          Exercise of stock options              --        --        130,667

          Issuance of Preferred Stock            --        --      3,316,645

          Issuance of Warrants                   --        --        183,380

          Deemed Preferred Stock
            Dividend related to
            beneficial conversion
            feature of Convertible
            Preferred Stock                      --        --            --

          Increase in proportionate
            share of subsidiaries
            capital                              --        --        606,200


          Net loss for period                    --        --     (4,556,108)
                                            -------   -------    -----------

          Balance - June 30, 1996           225,000   $(2,250)   $27,698,750
                                            =======   =======    ===========


                The accompanying notes to financial statements are an
                                 integral part hereof.

          FORM 10-Q/A


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   Nine Months Ended
                                                        June 30,
                                                   -----------------
                                                 1996            1995
                                                 ----            ----
          Cash flows from operating
            activities:

            Net loss                         $(4,556,108)    $(1,810,374)

            Adjustments to reconcile net
              loss to net cash used in
              operating activities:

            Minority interest in net loss
              of consolidated entities          (360,487)       (589,532)

            Depreciation and amortization      2,527,343         403,797

            Amortization of beneficial
              conversion feature                 883,333              --

            Common stock and warrant
              issued for services                     --          35,000
            Changes in assets and
              liabilities:
              Accounts receivable, net           687,068      (1,574,216)
              Inventories                     (2,479,731)     (1,091,104)
              Other current assets               674,463        (588,914)
              Accounts payable and accrued
                expenses                       1,431,747       1,093,662
                                              ----------      ----------
            Net cash used in operating
              activities                      (1,192,372)     (4,121,681)
                                              ----------      ----------

          Cash flows from investing
            activities:
            Purchase of imaging and
              rehabilitation business         (1,650,000)             --
            Patent costs                         (36,203)       (103,226)
            Purchase of equipment,
              furniture and leaseholds
              improvements                      (527,184)       (233,412)
            Other assets                        (211,310)         14,875
                                              ----------      ----------
          Net cash used in investing
            activities                        (2,424,697)       (321,763)
                                              ----------      ----------

          Cash flows from financing
            activities:
            Exercise of stock options            130,667             233
            Proceeds from issuance of
              convertible debentures and
              warrants                         2,751,950              --
            Proceeds from issuance of
              long-term debt                     680,000              --
            Cancellation of stock and
              options                                 --        (392,250)
            Proceeds from repayment of
              note receivable                         --         110,000
            Repayment of long-term debt
              and capital lease obligations   (3,452,246)        (82,472)
            Distributions to minority
              interests                         (759,500)             --
            Proceeds from issuance of
              preferred stock                  3,316,645              --
            Sale of warrant rights                    --             200
            Sale of subsidiary stock                  --       3,431,540
                                              ----------      ----------
            Net cash provided by financing
              activities                       2,667,516       3,067,251
                                              ----------      ----------

          NET DECREASE IN CASH AND CASH
            EQUIVALENTS                         (949,553)     (1,376,193)

          CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD                7,542,508       6,907,841
                                              ----------      ----------

          CASH AND CASH EQUIVALENTS,
            END OF PERIOD                     $6,592,955      $5,531,648
                                              ==========      ==========
          Supplemental Disclosures of
            Cash Flow Information:
          Interest paid during the period       $619,744         $11,847
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

          FORM 10-Q/A


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------

          Note 1 - Basis of Presentation
          ------------------------------


               The accompanying financial statements of Advanced NMR Systems, Inc. ("ANMR" or the "Company") have been restated from those originally issued to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures described in Note 6 to the financial statements.
          The preferred stock and debentures may be converted at a discount to the traded market price of the common stock into which the securities are convertible. Previously, the measurement of the conversion features was calculated assuming that the estimated fair value of the common stock into which the securities are convertible was the quoted market price adjusted to reflect transferability restrictions. Accordingly, no portion of the proceeds of the issuances was allocated to the intrinsic value of the "fixed discount". In March 1997, the Securities and Exchange Commission's position was announced that a discount should be computed based on the Company's quoted market price and an allocation of a portion of the proceeds of the offerings should be recognized as a deemed dividend in the case of the preferred stock and as additional interest expense in the case of the debentures. The Company is restating its financial statements to comply with this accounting treatment.



               This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments including the sale of a subsidiary of the Company and a proposed merger of ANMR and Advanced Mammography Systems, Inc. ("AMS"). The impact on the financial statements for the three and nine months ended
          June 30, 1996 was to increase the consolidated net loss by approximately $536,000 and to increase dividends by approximately $658,000 and to increase the net loss per share by $.01 and $.02, respectively.


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

          FORM 10-Q/A


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

               Interest expense increased from $4,000 and $12,000 for the three and nine month periods ended June 30, 1995 to $1,408,000 and $2,397,000 for the three and nine months ended June 30, 1996 primarily due to the financing of the MDI acquisition, effective August 31, 1995, and MDI's operations for the first nine months of fiscal 1996 along with the interest expense recorded from the AMS issuance of the Convertible Debentures.


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

          FORM 10-Q/A


                                      SIGNATURE

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

                                             Advanced NMR Systems, Inc.
                                             --------------------------
                                                    (Registrant)


          Date:  August 4, 1997              /s/ Steven J. James
                                             --------------------------
                                             Steven J. James
                                             Chief Financial Officer