Form 10-K/A
period 1996-09-30
ADVANCED NMR SYSTEMS INC
filed 1997-08-06
CIK 722567

=================================================================



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                            -----------------------------

                                      FORM 10-K/A


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 1996
                                    ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________
          Commission File Number 0-11914


                              ADVANCED NMR SYSTEMS, INC.
                             ----------------------------
                (Exact name of Registrant as specified in its charter)

                       DELAWARE                               22-2457487
          ---------------------------------                ---------------
          (State or other jurisdiction                     (I.R.S. Employer
          of incorporation or organization)             Identification No.)

               46 JONSPIN ROAD
              WILMINGTON, MASSACHUSETTS                          01887
          ----------------------------------                ---------------
          (Address of principal executive offices)            (Zip Code)

      REGISTRANT'S TELEPHONE  NUMBER, INCLUDING AREA CODE:   (508) 657-8876

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

               Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1996: 38,126,204

          =================================================================

                              AMENDMENT NO. 1



          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the Fiscal Year Ended September 30, 1996 as set forth in the pages attached hereto:



                (list all such items, financial statements, exhibits
                            or other portions amended)



          1. Items 6, 8 and 14 - Amended to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures (See Note A in Notes to Financial Statements.)

                                        INDEX

                                                                   Page No.

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

               Item 6.   Selected Financial Data  . . . . . . . . . . .  4

               Item 8.   Financial Statements and Supplementary Data  .  7

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

               Item 14.  Exhibits, Financial Statement Schedules. . . .  8

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                       PART II
                                       -------


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


               This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K/A.

                            Year Ended        Year Ended     Nine Months ended
                        September 30, 1996 September 30, 1995 September 30, 1996
                        ------------------ ------------------ ------------------

                                              (unaudited)
     Revenues:
      Net patient
      service revenue          $25,480,813         $1,934,322         $1,934,322
       Management fees
       and other                   653,425             40,220             40,220
       revenue                ------------       ------------       ------------
     Total Revenues             26,134,238          1,974,542          1,974,542
                              ------------       ------------       ------------
     Operating
     Expenses:
       Cost of service
       operations               16,205,961          1,203,497          1,203,497
       Research &
       development                      --            940,141            664,786
       Selling, general
       & administrative          4,254,964          2,449,364          2,002,075
       Provision for
       bad debt &                2,126,471            162,377            162,377
       collection costs       ------------       ------------       ------------
     Total Operating
     Expenses                   22,587,396          4,755,379          4,032,735
                              ------------       ------------       ------------
     Income (Loss) from
     Continuing
     Operations                  3,546,842        (2,780,837)        (2,058,193)
     Interest expense          (1,847,910)          (139,020)          (139,020)
     Interest income               212,814            195,191            265,208
     Other Income                  126,263            579,758            579,758
     Minority interest         (1,005,831)            783,520            569,354

     Equity in loss of
     subsidiary                (2,373,580)                 --                 --

     Provision for                (42,288)                 --                 --
     income taxes             ------------       ------------       ------------

     Loss from
     Continuing
     Operations                (1,383,690)        (1,361,388)          (782,893)

     Loss from
     operations of
     Discontinued
        Division               (3,928,706)        (2,521,580)          (894,865)
     Loss on Disposal
     of Discontinued
     Division                  (3,510,563)                 --                 --
                              ------------       ------------       ------------

     Net Loss                 $(8,822,959)       $(3,882,968)       $(1,677,758)
                              ============       ============       ============

     Loss Per Share:

       Loss from
       continuing
       operations                   $(.05)             $(.06)             $(.03)

       Loss from
       operations of
       discontinued
       division                      (.13)              (.10)              (.04)
       Loss on disposal
       of discontinued               (.11)                 --                 --
       division               ------------       ------------       ------------

       Net loss per                 $(.29)             $(.16)             $(.07)
       share                  ============       ============       ============

     Weighted average
     number of common           30,583,320         24,020,652         24,243,902
     shares                   ============       ============       ============



                          Nine Months
                             ended      Year Ended    Year Ended    Year Ended
                         September 30,  December 31,  December 31,  December 31,
                             1995          1994          1993          1992
                         -------------  -----------   -----------   -----------

                          (unaudited)
     Revenues:
      Net patient
      service revenue        $         -- $         -- $         -- $         --
      Management fees
        and other                      --           --           --           --
        revenue              ------------ ------------ ------------ ------------
     Total Revenues                    --           --           --           --
                             ------------ ------------ ------------ ------------
     Operating
     Expenses:
       Cost of
       service
        operations                     --           --           --           --
       Research &
        development               717,010      992,365      822,994      239,423
       Selling,
        general &
       administrative           1,135,531    1,582,820      870,414           --
       Provision for
        bad debt &
        collection
        costs                          --           --           --           --
                             ------------ ------------ ------------ ------------
     Total Operating
       Expenses                 1,852,541    2,575,185    1,693,408      239,423
                             ------------ ------------  -----------  -----------
     Income (loss)
     from
     Continuing
     Operations               (1,852,541)  (2,575,185)  (1,693,408)    (239,423)
     Interest expense                  --           --           --           --
     Interest income              278,497      208,480      170,720           --
     Other Income                      --           --    (801,750)           --
     Minority
     interest                     488,799      702,965      414,641           --
     Equity in loss
     of subsidiary                     --           --           --           --
     Provision for
      income taxes                     --           --           --           --
                             ------------ ------------  -----------  -----------
     Loss from
     Continuing
     Operations               (1,085,245)  (1,663,740)  (1,909,797)    (239,423)
     Loss from
     operations of
     Discontinued
     Division                   (256,543)  (1,883,258)  (4,040,764)  (5,253,106)
     Loss on Disposal
     of Discontinued
     Division                          --           --           --           --
                             ------------ ------------  -----------  -----------
     Net Loss                $(1,341,788) $(3,546,998) $(6,166,950) $(5,492,529)
                             ============ ============ ============ ============
     Loss Per Share:
     Loss from
       continuing
       operations                  $(.05)       $(.07)       $(.10)       $(.01)
       Loss from
       operations of
       discoontinued
       division
                                    (.01)        (.08)        (.21)        (.33)
       Loss on
       disposal of
       discontinued                    --           --           --           --
       division              ------------ ------------ ------------ ------------
       Net loss per
        share                      $(.06)       $(.15)       $(.32)       $(.34)
                             ------------ ------------ ------------ ------------
      Weighted
       average number
       of common               23,543,842   23,603,251   19,184,275   16,157,623
       shares.               ============ ============ ============ ============

      BALANCE SHEET DATA:   September    September     December
      -------------------      30,          30,          31,
                              1996          1995         1994
                           -----------  -----------   ----------
      Working Capital      $(6,735,989)  $11,083,145  $ 8,614,161
      (Deficit)

      Total Assets           50,724,530   58,431,709   12,692,152

      Total Liabilities      26,906,107   27,799,636    2,511,853

      Stockholders'          23,818,423   28,017,966    9,698,924
      Equity



      BALANCE SHEET DATA:   December    December
      -------------------     31,          31,
                              1993        1992
                           ----------  ----------
      Working Capital      $12,452,896 $ (759,956)
      (Deficit)

      Total Assets          15,864,126   2,685,896

      Total Liabilities      2,335,099   2,659,378

      Stockholders'         12,551,838      26,518
      Equity

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

          See Item 14 and the Index therein for a listing of the financial statements and supplementary data as a part of this report.

                                       PART IV
                                       -------

          ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                    ------------------------------------------


          (a)(1)  The following financial statements are filed herewith:

                    Independent Auditors' Report

                    Consolidated Balance Sheets

                    Consolidated Statements of Operations

                    Consolidated Statements of Stockholders' Equity

                    Consolidated Statements of Cash Flows

                    Notes to Financial Statements




          (a)(3)    Exhibits, including those incorporated by reference.


          Exhibit Number:

          23* Consent of Richard A. Eisner & Company, LLP independent public accountant for the Company.



          ----------------------
          * Filed herewith

                                                                 Exhibit 23


                            INDEPENDENT AUDITORS' CONSENT


               We consent to the incorporation by reference in Registration Statements No. 33-47517, 33-70834 and 33-78928 of Advanced NMR Systems, Inc. (the "Company") on Form S-8 of our report dated November 22, 1996 on the consolidated financial statements of the Company and its subsidiaries for the year ended September 30, 1996, the nine month period ended September 30, 1995 and the year ended December 31, 1994 appearing in this Annual Report on Form 10-K/A of the Company.


	                              /s/ Richard A. Eisner & Company, LLP
                                      Richard  A. Eisner  & Company, LLP

          Cambridge, Massachusetts

          August 1, 1997

                                      SIGNATURE
                                      ---------

               Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 1997.



                                         ADVANCED NMR SYSTEMS, INC.


           Dated:  August 4, 1997        By:  /s/ Steven J. James
                                            ---------------------------
                                            Name:  Steven J. James
                                            Title:  Chief Financial Officer

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


          January 13, 1997 as
           to Note C and
           March 13, 1997 as
           to Note A

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

           Commitments and
            contingencies
           (Note E)

           Stockholders' equity
           (Note F):
           Preferred stock, $.01 par
           value; authorized,
           1,000,000 shares; issued,
           2,194 shares in 1996 and
           none in 1995  . . . . . .            22
           Common stock, $.01 par
           value; authorized,
           50,000,000 shares;
           issued, 34,180,777 shares
           in 1996 and 30,151,821 in
           1995  . . . . . . . . . .       341,808          301,518

           Additional paid-in
            capital  . . . . . . . .    55,392,656       58,246,689
           Accumulated deficit . . .   (31,913,813)     (30,527,991)
                                       -----------      -----------

                                        23,820,673       28,020,216
           Less:  treasury stock, at
           cost -225,000 common
           shares  . . . . . . . . .         2,250            2,250
                                       -----------       ----------
           Total stockholders'
           equity  . . . . . . . . .    23,818,423       28,017,966
                                                        -----------
           TOTAL . . . . . . . . . .   $50,724,530      $58,431,709
                                       ===========      ===========

        The accompanying notes to financial statements are an integral part hereof.

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                     September 30,
                                             -----------------------------
                                                  1996           1995
                                             -------------- --------------
                                                              (unaudited)
           Revenues:
              Net patient service revenue  . $25,480,813      $1,934,322
              Management fees and other  . .     653,425          40,220
                                             -----------     -----------

              Total revenues . . . . . . . .  26,134,238       1,974,542
                                             -----------     -----------

           Operating expenses:
             Cost of service operations  . .  16,205,961       1,203,497
             Research and development  . . .                     940,141
             Selling, general and
               administrative  . . . . . . .   4,254,964       2,449,364
             Provision for bad debt and        2,126,471         162,377
               collection costs  . . . . . . -----------     -----------

             Total operating expenses  . . .  22,587,396       4,755,379
                                             -----------     -----------

           Operating income (loss) from
             continuing operations . . . . .   3,546,842      (2,780,837)

           Other income (Note F) . . . . . .     126,263         579,758
           Interest income . . . . . . . . .     212,814         195,191
           Interest expense  . . . . . . . .  (1,847,910)       (139,020)
                                             -----------     -----------

           Income (loss) from continuing
             operations before
             minority interests, equity in
             loss of subsidiary
             and provision for income taxes
                                               2,038,009      (2,144,908)

           Minority interests in net
             (income) losses of
             consolidated entities . . . . .  (1,005,831)        783,520

           Equity in loss of subsidiary  . .  (2,373,580)             --
                                             -----------     -----------

           Loss from continuing operations
             before provision for income
             taxes . . . . . . . . . . . . .  (1,341,402)     (1,361,388)


           Provision for income taxes  . . .     (42,288)
                                             -----------     -----------

           Loss from continuing operations .  (1,383,690)     (1,361,388)


           Discontinued operations (Note K)
           Loss from operations of
             discontinued division . . . . .  (3,928,706)     (2,521,580)

           Loss on disposal of discontinued
             division, including provision
             of $400,000 for operating
             losses during                    (3,510,563)
             phase-out period  . . . . . . . -----------     -----------


           Net loss  . . . . . . . . . . . . $(8,822,959)    $(3,882,968)
                                             ===========     ===========

           Loss Per Common Share:
           Loss from continuing operations .       $(.05)          $(.06)

           Loss from operations of
             discontinued division . . . . .        (.13)           (.10)
           Loss on disposal of discontinued         (.11)
             division  . . . . . . . . . . . -----------     -----------

           Net loss per share  . . . . . . .       $(.29)          $(.16)
                                             ===========     ===========


           Weighted average number of common  30,583,320      24,020,652
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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock     Preferred Stock
                               ------------------------------------
                                 Shares     Amount   Shares  Amount
                               ----------- --------  ------- ------
          Balance -
          December 31, 1993 .   23,467,030  $234,670     --   $  --
            Exercise of stock
            options . . . . .      312,509     3,125     --      --
            Issuance of
            warrant (Note F)            --        --     --      --
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's stock
            (Note F)  . . . .           --        --     --      --
            Note received in
            exchange for stock
            issued (Note F) .           --        --     --      --
            Net loss for the            --        --     --      --
            year  . . . . . .   ----------  -------- -------   -----
          Balance -
          December 31, 1994 .   23,779,539   237,795     --      --

            Exercise of stock
            options . . . . .       15,125       151     --      --
            Cancellation of
            common stock
            issued for
            services (Note F)     (63,000)     (630)     --      --
            Increase in
            proportionate
            share of
            subsidiary's
            equity related to
            sale of
            subsidiary's stock
            (Note F)  . . . .          --        --      --      --
            Cancellation of
            note received for
            stock issued
            (Note F)  . . . .    (250,000)   (2,500)     --      --

            Common stock
            issued related to
            service business
            acquisition
            (Note J)  . . . .    6,670,157    66,702     --      --
            Net loss for the            --        --     --      --
            period  . . . . .   ----------  -------- -------   -----
          Balance -
          September 30, 1995    30,151,821   301,518     --      --

            Exercise of stock
            options . . . . .      107,487     1,075     --      --
            Issuance of
            convertible
            preferred stock
            (Note F)  . . . .           --        --  3,700      37
            Increase in
            proportionate
            share of
            subsidiary's
            equity related to
            sale of
            subsidiary's stock
            (Note F)  . . . .           --       --      --      --
            Cumulative effect
            of change in
            accounting for
            subsidiary from
            consolidation to
            the equity method
            (Note G)  . . . .           --       --      --      --
            Conversion of
            preferred stock
            (Note F)  . . . .    3,921,469    39,215 (1,506)    (15)

            Deemed Preferred
            Stock Dividend
            Related to Beneficial
            Conversion Feature
            of Convertible
            Preferred Stock .           --        --      --      --
            Increase in
            Proportionate
            Share of
            Subsidiaries
            Capital . . . . .           --        --      --      --
            Net loss for the            --        --      --      --
            period  . . . . .   ----------  -------- -------   -----

          Balance  -
          September 30, 1996
          as restated  . . . .  34,180,777  $341,808   2,194   $  22
                                ==========  ========   =====   =====



                                             Note
                              Additional  Receivable
                                Paid-in    For Stock  Accumulated
                                Capital     Issued      Deficit
                              ----------- ---------- -------------
          Balance -
          December 31, 1993   $37,622,653  $      --  $(25,303,235)
            Exercise of
            stock options .       841,095         --            --
            Issuance of
            warrant (Note F)
                                   35,200         --            --
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)        502,164         --            --
            Note received in
            exchange for
            stock issued
            (Note F)  . . .            --   (687,500)           --
            Net loss for the                            (3,546,998)
            year  . . . . .   -----------  ---------- -------------
          Balance -
          December 31, 1994    39,001,112   (687,500)  (28,850,233)

            Exercise of
            stock options .         9,680         --            --
            Cancellation of
            common stock
            issued for
            services
            (Note F)  . . .     (391,620)         --            --
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)      1,769,259         --            --
            Cancellation of
            note received
            for stock issued
            (Note F)  . . .     (685,000)     687,500           --
            Common stock
            issued related
            to service
            business
            acquisition
           (Note J) . . . .    18,543,258          --           --
            Net loss for the           --          --   (1,677,758)
            period  . . . .   -----------  ---------- -------------
          Balance -
          September 30, 1995   58,246,689          --  (30,527,991)

            Exercise of
            stock options .       129,592          --           --
            Issuance of
            convertible
            preferred
            stock (Note F)      3,316,608          --           --
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)        633,404          --          --
            Cumulative
            effect of change
            in accounting
            for subsidiary
            from
            consolidation to
            the equity
            method
            (Note G)  . . .   (8,670,367)          --    8,670,367
            Conversion of
            preferred stock
            (Note F)  . . .      (39,200)          --           --

            Deemed Preferred
            Stock Dividend
            Related to Beneficial
            Conversion Feature
            of Convertible
            Preferred Stock .  1,233,230           --   (1,233,230)
            Increase in
            Proportionate
            Share of
            Subsidiaries
            Capital . . . . .    542,700           --           --
            Net loss for the          --           --   (8,822,959)
            period  . . . . .   ----------  ---------   ----------

          Balance -
          September 30, 1996
          as restated  . . . . $55,392,656  $      -- $(31,913,813)
                                ==========  ========= ============



                                 Treasury Stock
                              ---------------------
                                Shares     Amount       Total
                              ---------- ----------  -----------
          Balance -
          December 31, 1993     225,000   $(2,250)   $12,551,838
            Exercise of
            stock options .          --        --        844,220
            Issuance of
            warrant (Note F)
                                     --        --         35,200
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)           --        --        502,164
            Note received in
            exchange for
            stock issued
            (Note F)  . . .          --        --       (687,500)
            Net loss for the         --        --     (3,546,998)
            year  . . . . .     -------   -------    -----------
          Balance -
          December 31, 1994     225,000    (2,250)     9,698,924

            Exercise of
            stock options .          --        --          9,831
            Cancellation of
            common stock
            issued for
            services
            (Note F)  . . .          --        --       (392,250)
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)           --        --      1,769,259
            Cancellation of
            note received
            for stock issued
            (Note F)  . . .          --        --             --
            Common stock
            issued related
            to service
            business
            acquisition
            (Note J)  . . .          --        --     18,609,960
            Net loss for the         --        --     (1,677,758)
            period  . . . .     -------   -------    -----------
          Balance -
          September 30, 1995    225,000    (2,250)    28,017,966

            Exercise of
            stock options .          --        --        130,667
            Issuance of
            convertible
            preferred
            stock (Note F)           --        --      3,316,645
            Increase in
            proportionate
            share of
            subsidiary's
            equity related
            to sale of
            subsidiary's
            stock (Note F)           --        --        633,404
            Cumulative
            effect of change
            in accounting
            for subsidiary
            from
            consolidation to
            the equity
            method (Note G)          --        --             --
            Conversion of
            preferred stock
            (Note F)  . . .          --        --             --

            Deemed Preferred
            Stock Dividend
            Related to Beneficial
            Conversion Feature
            of Convertible
            Preferred Stock .        --        --             --
            Increase in
            Proportionate
            Share of
            Subsidiaries
            Capital . . . . .        --        --        542,700
            Net loss for the         --        --     (8,822,959)
            period  . . . .     -------   -------    -----------

          Balance -
          September 30, 1996
          as restated  . . . . $225,000   $(2,250)   $23,818,423
                               ========   =======    ===========



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
                                           ------------ ------------
                                                        (unaudited)

          Cash flows from operating
          activities:

             Net loss . . . . . . . . . .  $(8,822,959) $(3,882,968)

             Adjustments to reconcile net
             loss to net cash used in
             operating activities:
             Minority interest in net
             income (loss) of
             subsidiaries . . . . . . . .     1,005,831      783,520

             Equity in loss of
             unconsolidated subsidiary  .     2,373,580           --

             Loss on disposal of
             discontinued operations  . .     3,510,563           --
             Depreciation and
             amortization . . . . . . . .     3,373,278      779,007

             Gain on sale of assets . . .     (174,891)           --
             Common stock and warrant
             issued (canceled) for
             services . . . . . . . . . .           --      (357,250)
             Changes in assets and
             liabilities:
                  Accounts receivable,
                  net . . . . . . . . . .     1,726,809    (667,558)
                  Inventories . . . . . .      (50,949)  (1,131,285)
                  Other assets  . . . . .       249,001     (49,174)
                  Accounts payable and
                  accrued expenses  . . .   (2,375,539)    1,463,931
                  Other liabilities . . .           --   (1,196,720)
                                           ------------ ------------

             Net cash provided (used) in        814,724  (4,258,497)
             operating activities . . . .  ------------ ------------

          Cash flows from investing
          activities:
             Purchase of imaging and
             rehabilitation business
             (Note J) . . . . . . . . . .     (254,249) (12,055,201)
             Proceeds from sale of
             equipment  . . . . . . . . .       344,527          --
             Cash of formerly
             consolidated subsidiary
             (Note G) . . . . . . . . . .   (1,832,563)          --
             Patent costs . . . . . . . .      (39,998)    (137,172)
             Purchase of equipment,
             furniture and leaseholds       (5,537,275)    (254,056)
             improvements . . . . . . . .  ------------ ------------

          Net cash used in investing        (7,319,558) (12,446,429)
          activities  . . . . . . . . . .  ------------ ------------

          Cash flows from financing
          activities:
             Exercise of stock options  .       130,667        9,831
             Proceeds from issuance of
             preferred stock (Note F) . .     3,316,645           --
             Proceeds from issuance of
             long-term debt . . . . . . .     3,949,658   13,500,000
             Repayment of long-term debt
             and capital lease
             obligations  . . . . . . . .   (4,324,764)    (219,731)
             Distributions to minority
             interests  . . . . . . . . .     (822,000)     (37,500)
             Contributions from minority
             interests  . . . . . . . . .           --        67,593
             Sale of subsidiary stock . .           --     3,909,400
             Payments received on note              --       110,000
             receivable (Note F)  . . . .  ------------ ------------

             Net cash provided by             2,250,206   17,339,593
             financing activities . . . .  ------------ ------------

          NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS  . . . . .   (4,254,628)      634,667

          CASH AND CASH EQUIVALENTS,          7,542,508    6,907,841
          BEGINNING OF PERIOD . . . . . .  ------------ ------------

          CASH AND CASH EQUIVALENTS, END     $3,287,880   $7,542,508
          OF PERIOD . . . . . . . . . . .  ============ ============

          Supplemental disclosures of
          cash flow information:
          Interest paid during the period    $1,842,591      $50,584
          Note received in exchange for
          stock (Note F)  . . . . . . . .

          See statement of
            stockholders equity
            for amount of non-cash
            charges related to
            conversion features . . . . .     1,233,230



                                              Nine Months Ended
                                                September 30,        Year Ended
                                           ------------------------ December 31,
                                               1995        1994         1994
                                           ------------------------ ------------
                                                        (unaudited)
          Cash flows from operating
          activities:
             Net loss . . . . . . . . . .  $(1,677,758)$(1,341,788) $(3,546,998)
             Adjustments to reconcile net
             loss to net cash used in
             operating activities:
             Minority interest in net
             income (loss) of
             subsidiaries . . . . . . . .     (569,353)   (488,799)    (702,965)
             Equity in loss of
             unconsolidated subsidiary  .           --          --           --
             Loss on disposal of
             discontinued operations  . .           --          --           --
             Depreciation and
             amortization . . . . . . . .      633,948     330,859      475,918
             Gain on sale of assets . . .           --          --           --
             Common stock and warrant
             issued (canceled) for
             services . . . . . . . . . .     (392,250)         --       35,000
             Changes in assets and
             liabilities:
                  Accounts receivable,
                  net . . . . . . . . . .     (669,710) (2,082,539)  (2,080,387)
                  Inventories . . . . . .     (360,735)   (154,603)    (925,153)
                  Other assets  . . . . .        25,193      24,312     (50,055)
                  Accounts payable and
                  accrued expenses  . . .       780,867   (525,314)      157,750
                  Other liabilities . . .            --   (712,669)      126,506
                                           ------------ ----------- ------------

             Net cash provided (used) in
             operating activities . . . .   (2,229,798) (4,950,541)  (6,510,384)
          Cash flows from investing
          activities:
             Purchase of imaging and
             rehabilitation business
             (Note J) . . . . . . . . . .  (12,055,201)         --           --
             Proceeds from sale of
             equipment  . . . . . . . . .           --          --           --
             Cash of formerly
             consolidated subsidiary
             (Note G) . . . . . . . . . .           --          --           --
             Patent costs . . . . . . . .      (91,057)    (83,465)    (129,580)
             Purchase of equipment,
             furniture and leaseholds         (198,328)   (606,573)    (662,301)
             improvements . . . . . . . .  ------------ ----------- ------------

          Net cash used in investing       (12,344,586)   (690,038)    (791,881)
          activities  . . . . . . . . . .  ------------ ----------- ------------

          Cash flows from financing
          activities:
             Exercise of stock options  .         9,831      46,921       47,125
             Proceeds from issuance of
             preferred stock (Note F) . .            --          --           --
             Proceeds from issuance of
             long-term debt . . . . . . .    13,500,000          --           --
             Repayment of long-term debt
             and capital lease
             obligations  . . . . . . . .      (222,772)   (110,948)   (107,907)
             Distributions to minority
             interests  . . . . . . . . .       (37,500)         --           --
             Contributions from minority
             interests  . . . . . . . . .        67,593          --           --
             Sale of subsidiary stock . .     3,199,885     469,060      709,515
             Payments received on note               --          --      110,000
             receivable (Note F)  . . . .  ------------ ----------- ------------

             Net cash provided by            16,517,037     405,033      758,733
             financing activities . . . .  ------------ ----------- ------------

          NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS  . . . . .     1,942,653 (5,235,546)  (6,543,532)

          CASH AND CASH EQUIVALENTS,          5,599,855  12,143,387   12,143,387
          BEGINNING OF PERIOD . . . . . .  ------------ ----------- ------------

          CASH AND CASH EQUIVALENTS, END     $7,542,508  $6,907,841   $5,599,855
          OF PERIOD . . . . . . . . . . .  ============ =========== ============

          Supplemental disclosures of
          cash flow information:
          Interest paid during the period       $47,390  $      --       $21,017
          Note received in exchange for
          stock (Note F)  . . . . . . . .                                797,500

          See statement of
            stockholders equity
            for amount of non-cash
            charges related to
            conversion features  . . . . .


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

          (NOTE A) - Business:
          --------------------

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


               The accompanying financial statements heve been restated from those originally issued to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures by ANMR and Advanced Mammography Systems, Inc. ("AMS") described in Notes F and G to the financial statements. The preferred stock and debentures may be converted at a discount to the traded market price of the common stock into which the securities are convertible. Previously, the measurement of the conversion features was calculated assuming that the estimated fair value of the common stock into which the securities are convertible was the quoted market price adjusted to reflect transferability restrictions. Accordingly, no portion of the proceeds of the issuances was allocated to the intrinsic value of the "fixed discount." In
          March 1997, the Securities and Exchange Commission's ("SEC") position was announced that a discount should be computed based on the Company's quoted market price and an allocation of a portion of the proceeds should be recognized as a deemed dividend in the case of the preferred stock and as additional interest expense in the case of the debentures. The Company is restating its financial statements to comply with this accounting treatment.



               This amended Form 10-K should be read in conjunction with all subsequent filings with the SEC which disclose significant developments including the sale of an ANMR subsidiary and a proposed merger of ANMR and AMS. The impact on the financial statements for the year ended September 30, 1996 was to increase the consolidated net loss by approximately $543,000, to increase dividends by approximately $1,233,000 and to increase loss per share from continuing operations and net loss per share by $.02.

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


               On July 2, 1992, the Company formed AMS as a wholly-owned subsidiary. The subsidiary was formed to develop a dedicated MRI
          system.   AMS

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          obtained its mammography technology from the Company and retained certain rights to other dedicated MRI systems utilizing the technology rights. As more fully discussed in Note G, AMS completed an initial public offering of its securities in 1993.

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

               [2]  Imaging and Rehabilitation Services
                    -----------------------------------

               The Imaging and Rehabilitation Services segment consists of Medical Diagnostics, Inc. ("MDI"), which the Company acquired on August 31, 1995. MDI is an operator and manager of a network of mobile and fixed MRI units in Massachusetts, New York, Virginia,
          West Virginia  and Tennessee.   MDI  also provides  Single Photon
          Emission  Computer  Tomography  ("SPECT")  nuclear  medicine  and
          Computerized  Axial   Tomography  ("CT")  imaging   services  and
          physical  therapy  services.   The MRI,  SPECT  and CT  units are
          technologically advanced medical diagnostic devices that formulate images of internal anatomy and vascular blood flow.
          The Company's mobile MRI, SPECT and CT units are located in trailers that can be driven to specially prepared sites at hospitals and clinics according to a predefined schedule. MDI currently serves 40 hospitals and clinics and two free-standing sites with three SPECT units, 10 mobile MRI units, two fixed MRI
          centers and  two managed  MRI  units.   MDI  currently operates
          three centers in Massachusetts that provide comprehensive physician care, physical therapy and case management for motor vehicle accident patients. MDI operates much of its business through various partnerships and joint ventures in which MDI or a wholly-owned subsidiary of MDI serves as a general partner.

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

                   ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          (NOTE B) - Summary of Significant Accounting Policies - (Continued):
          -----------------------------------------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

          (NOTE B) - Summary of Significant Accounting Policies - (Continued):
          -----------------------------------------------------

               [5]  Equipment, building, furniture and leasehold
                    --------------------------------------------
                    improvements: - (Continued)
                    ------------

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

               [6]  Patents:
                    --------
                All patent costs have been written off in connection with the discontinued Imaging Systems business segment.

               [7]  Net loss per share:
                    -------------------
               Net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of net loss per common share.

               [8]  Minority interests in net income (losses) of consolidated
                    ---------------------------------------------------------
                    entities
                    --------

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

                    ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE B) - Summary of Significant Accounting Policies - (Continued):
          -----------------------------------------------------

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

           Note payable to a leasing
           company, interest at 11.5%,
           monthly payments of principal
           and interest of $40,147 payable       1,803,000           --
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
                                               ===========  ===========

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE C) - Long-term Debt and Capital Lease Obligations - Continued
          -------------------------------------------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE C - Long-term Debt and Capital Lease Obligations - Continued
          ------------------------------------------------------

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
                                                             ----------
                                                             $2,822,739
                                                             ==========


          (NOTE C) - Long-term Debt and Capital Lease Obligations - Continued
          -------------------------------------------------------

               Maturities of long-term debt and capital lease obligations over the next five years and thereafter are as follows:

           Fiscal Year

                1997                                $14,495,637
                1998                                  2,286,060
                1999                                  1,574,319
                2000                                  1,155,231
                2001                                    667,109
                                                    -----------
                                                    $20,178,356
                                                    ===========


           Property and equipment under capital lease at September 30, 1996 is as follows:

           Property and equipment      $4,976,000

           Less:  Accumulated           1,109,000
           amortization                ----------
                                       $3,867,000
                                      ===========

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE D) - Income Taxes:
          -----------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE D) - Income Taxes: - (Continued)
          -----------------------

               The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:


                                                      Year Ended
                                                     September 30,
                                                1996             1995
                                          ---------------  -----------------
                                                              (unaudited)

           Pretax loss . . . . . . . . .   $(8,139,575)       $(3,882,968)

           Loss attributable to AMS  . .            --          2,414,331
                                           -----------        -----------

           Parent company pretax           $(8,139,575)       $(1,468,637)
                 income (loss) . . . . .   ===========        ===========

           Expected tax (benefit)
                 at 34%  . . . . . . . .   $(2,767,456)         $(499,337)

           Adjustment due to increase
                in valuation reserve . .     2,767,456            499,337

           Other . . . . . . . . . . . .        42,288                 --

           Utilization of available net
                operating loss                      --                 --
                carryforward . . . . . .   -----------        -----------

           Tax provision per financial     $    42,288        $        --
                statements . . . . . . .   ===========        ===========




           Permanent Difference:

           Amortization of discount
                related to issuance of
                convertible debentures
                (Note C) . . . . . . . .   $   542,700                 --



                                           Nine Months Ended        Year Ended
                                             September 30,         September 30,
                                          1996           1995          1994
                                     -------------- -------------- -------------
                                                     (unaudited)

          Pretax loss . . . . . . .   $(1,677,758)   $(1,341,788)  $(3,546,998)

          Loss attributable to AMS      1,684,048      1,772,880     2,503,162
                                      -----------    -----------   -----------

          Parent company pretax            $6,290      $(431,092)  $(1,043,836)
                income (loss) . . .   ===========    ===========   ===========

          Expected tax (benefit)           $2,000      $(147,000)    $(355,000)
                at 34%  . . . . . .

          Adjustment due to increase           --        147,000       355,000
               in valuation reserve

          Other . . . . . . . . . .            --             --            --

          Utilization of available         (2,000)            --            --
               net operating loss     -----------    -----------   -----------
               carryforward . . . .

          Tax provision per           $        --    $        --   $        --
               financial statements   ===========    ===========   ===========


          Permanent Difference:

           Amortization of discount
                related to issuance
                of convertible
                debentures (Note C) . $   542,700

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE E) - Commitments and Contingencies:
          ----------------------------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE E) - Commitments and Contingencies: - Continued
          ----------------------------------------

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

          (NOTE F) - Capital Transactions:
          -------------------------------

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

               [2]  Warrants: - Continued
                    --------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE F) - Capital Transactions: - Continued
          --------------------------------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE F) - Capital Transactions: - Continued
          --------------------------------------------

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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE F) - Capital Transactions: - Continued
          -------------------------------

                [4] Stock options: - Continued
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

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE F) - Capital Transactions: - Continued
          -------------------------------

               [5]  Common stock reserved:
                    ---------------------

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

               Also in connection with the AMS public offering, the Company agreed to place 2,750,000 of its 4,000,000 shares of AMS stock
          into escrow.   The escrow shares will be released  based upon AMS
          achieving certain levels of  pretax income or share price  in the
          future.   If and when  the shares are  released from  escrow, AMS
          will  incur an expense  based on the  fair market value  of AMS's
          stock  at the time they  are released.   For accounting purposes,
          the Company treats the escrow shares as if they were outstanding. If the shares are not ultimately released from escrow, the Company's future interest in the earnings or losses of AMS will be

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE G) - Unconsolidated Subsidiary (AMS):
          ------------------------------------------

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


          (NOTE I) - Joint Venture - Continued
          ------------------------

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

          (NOTE K) - Discontinued Operations
          ----------------------------------

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
                                                   ===========    ===========

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


          (NOTE L) - Liquidity and Business Risks
          ---------------------------------------

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