Form 10-Q/A
period 1996-12-31
ADVANCED NMR SYSTEMS INC
filed 1997-08-06
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                            ______________________________


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

                                AMENDMENT NO. 1



        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended December 31, 1996 as set forth in the pages attached hereto:



        (List all such items, financial statements, exhibits or other portions amended)



        1. Item 1 Financial Statements - Amended to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures. (See Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------------
                                        INDEX
                                        -----

     PART I.   FINANCIAL INFORMATION                                    Page No.
               ---------------------                                    --------

          Item 1.   Financial Statements

                    Consolidated Balance Sheets:
                      December 31, 1996 and September 30, 1996             4


                    Consolidated Statements of Operations:
                      Three Months Ended December 31, 1996
                      and December 31, 1995                                5


                    Consolidated Statement of Stockholders' Equity         6


                    Consolidated Statements of Cash Flows:
                       Three Months Ended December 31, 1996
                       and December 31, 1995                               7


                    Notes to Consolidated Financial Statements           8 - 10




     PART II.  OTHER INFORMATION
               -----------------


           Signature                                                       11

     FORM 10-Q/A


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

     Stockholders' equity:

       Preferred stock, $.01 par value; authorized
         1,000,000 shares; issued, 1,153 shares at
         December 31, 1996 and 2,194 shares at
         September 30, 1996  . . . . . . . . . . .          12             12
       Common stock, $.01 par value; authorized
         50,000,000 shares; issued 38,341,688 at
         December 31, 1996 and 34,180,777 share at
         September 30, 1996                            383,417        341,808

     Additional paid-in capital  . . . . . . . . .  55,351,057     55,392,656

     Accumulated deficit . . . . . . . . . . . . . (32,333,432)   (31,913,813)
                                                   -----------    -----------

                                                    23,401,054     23,820,673

       Less: treasury stock, at cost -225,000 common     2,250          2,250
       shares  . . . . . . . . . . . . . . . . . . -----------    -----------
          Total stockholders' equity . . . . . . .  23,398,804     23,818,423
                                                   -----------    -----------

     TOTAL . . . . . . . . . . . . . . . . . . . . $49,961,379    $50,724,530
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

     FORM 10-Q/A


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)


                                             Common Stock      Preferred Stock
                                         --------------------  ---------------
                                           Shares     Amount    Shares  Amount
                                           ------     ------    ------  ------

     Balance as previously
         reported - September
         30, 1996  . . . . . . . . . .   34,180,777  $341,808     2,194  $  22

       Net adjustment related to
         beneficial conversion
         feature of convertible
         preferred stock and
         convertible debentures  . . .           --        --        --     --

       Increase in proportionate
         share of subsidiaries
         capital . . . . . . . . . . .           --        --        --     --


       Conversion of preferred
         stock . . . . . . . . . . . .    4,160,911    41,609    (1,041)   (10)

                                                 --        --        --     --
       Net loss for the period . . . .   ----------  --------     -----  -----

                                         38,341,688  $383,417     1,153  $  12
     Balance - December 31, 1996 . . .   ==========  ========     =====  =====


                                               Additional
                                                Paid-in      Accumulated
                                                Capital        Deficit
                                              -----------  ---------------

     Balance as previously
       reported- September 30, 1996  . . . .  $53,616,726    $(30,137,883)

       Net adjustment related to
         beneficial conversion
         feature of convertible
         preferred stock and
         convertible debentures  . . . . . .    1,233,230      (1,775,930)

       Increase in proportionate
         share of subsidiaries
         capital . . . . . . . . . . . . . .      542,700              --


       Conversion of preferred stock . . . .      (41,599)             --

                                                       --     (   419,619)
       Net loss for the period . . . . . . .   ----------      ----------


                                              $55,351,057    $(32,333,432)
     Balance - December 31, 1996 . . . . . .   ==========      ==========




                                            Treasury Stock
                                          ------------------
                                           Shares    Amount      Total
                                           ------    ------      -----

     Balance as previously
       reported - September
       30, 1996  . . . . . . . . . . . .   225,000  $(2,250)   $23,818,423

       Net adjustment related to
         beneficial conversion
         feature of convertible
         preferred stock and
         convertible debentures  . . . .        --       --       (542,700)

       Increase in proportionate
         share of subsidiaries
         capital . . . . . . . . . . . .        --       --        542,700


       Conversion of preferred stock . .        --       --             --

                                                --       --    (   419,619)
       Net loss for the period . . . . .   -------    -----     ----------

                                           225,000  $(2,250)   $23,398,804
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
     Interest paid during the period . . . . . . .     =======        =======


     See statement of stockholders
       equity for amount of non-cash
       charges related to beneficial
       conversion features . . . . . . . . . . . .   1,233,230             --
                                                     =========        =======



     The accompanying notes to financial statements are an integral part hereof.

     FORM 10-Q/A


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

          Note 1 Basis of Presentation
          ----------------------------


               The accompanying financial statements have been restated to include adjustments to the September 30, 1996 balances of additional paid in capital and accumulated deficit to reflect a change in accounting for the May 1996 issuance of certain convertible securities by Advanced NMR Systems, Inc. ("ANMR" or the "Company") and Advanced Mammography Systems, Inc. ("AMS") whereby the beneficial conversion feature of the securities has been recorded as a dividend in the case of convertible preferred stock and as additional interest expense in the case of convertible debentures.



               This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments including the sale of an ANMR subsidiary and a proposed merger of ANMR and AMS.


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


          Note 2 The Company
          ------------------

               Through July 1996, the Company operated its business under two segments consisting of Imaging Systems and Imaging and Rehabilitation Services. In August 1996, the Company discontinued the manufacture of its InstaScan[TM] product.


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

     FORM 10-Q/A



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

     FORM 10-Q/A


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