Form 10-Q/A
period 1997-03-31
ADVANCED NMR SYSTEMS INC
filed 1997-08-06
CIK 722567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                               ------------------------

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

     FORM 10-Q/A



                                AMENDMENT NO. 1



             The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended March 31, 1997 as set forth in the pages attached hereto:



        (list all such items, financial statements, exhibits or other portions amended)



        1. Item 1 Financial Statements - Amended to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures. (See Note 1 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

    FORM 10-Q/A


                     ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                     -------------------------------------------

                                        INDEX
                                        -----

          PART I.   FINANCIAL INFORMATION                          Page No.
                    ---------------------                          --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           March 31, 1997 and September 30, 1996  . . . . 4

                         Consolidated Statements of Operations:
                           Quarters and Six Months Ended
                           March 31, 1997 and March 31, 1996  . . . . . . 5

                         Consolidated Statement of Stockholders' Equity . 6

                         Consolidated Statements of Cash Flows:
                            Six Months Ended March 31, 1997
                            and March 31, 1996  . . . . . . . . . . . . . 7

                         Notes to Consolidated Financial Statements .   8 - 11




               Signature  . . . . . . . . . . . . . . . . . . . . . . .  12

     FORM 10-Q/A




                      ADVANCED NMR SYSTEMS INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


     ASSETS                                          March     September
                                                      31,         30,
						    1997	 1996
						   -------    -----------
     Current assets:

       Cash and cash equivalents              $ 6,956,164     $3,287,880

       Cash, restricted                         1,705,859            -0-

       Accounts receivable, net of
       reserve for bad debts of
       $666,063 At March 31, 1997
       and $2,459,000 at
       September 30, 1996			2,786,434      8,015,083

       Inventories                                481,879        526,597

       Other current assets                       150,848      1,002,846
                                              -----------    -----------

          Total current assets                 12,081,184     12,832,406
                                              -----------    -----------

     Equipment, building, furniture
     and leasehold improvements, net		  928,656      9,581,564

     Goodwill, net                              2,454,244     26,205,525

     Investment in and advances to
     unconsolidated subsidiary                  1,470,183      1,440,191

     Other                                        140,096        664,844
                                              -----------    -----------

     TOTAL                                    $17,074,363    $50,724,530
                                              ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

       Accounts payable                        $  573,931    $ 1,870,274

       Accrued expenses                         1,364,285      3,143,158

       Other current liabilities                   33,667         59,326

       Current portion of long-term debt
       and capital lease obligations   	         674,814      14,495,637
					        ----------    -----------

          Total current liabilities             2,646,697     19,568,395
                                               ==========    ===========

     Long-term debt and capital lease             680,994      5,682,719
     obligations, less current portion

     Minority interest in net assets of               -0-      1,654,993
     consolidated entities

     Stockholders' equity:

       Preferred stock, $.01 par value;
       authorized 1,000,000 shares; issued,
       -0- shares at March 31, 1997 and 2,194
       shares at September 30, 1996		      -0-             22

       Common stock, $.01 par value;
        authorized 50,000,000 shares;
        issued 43,747,628 at March 31,
        1997 and 34,180,777 at
        September 30, 1996			  437,476        341,808


       Additional paid-in capital              55,776,542     55,392,656

       Accumulated deficit                    (42,465,096)   (31,913,813)
                                              -----------    -----------
                                               13,748,922     23,820,673


       Less: treasury stock, at cost 225,000        2,250          2,250
        common shares                         -----------    -----------
          Total stockholders' equity           13,746,672     23,818,423
                                              -----------    -----------
     TOTAL                                    $17,074,363    $50,724,530
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

	FORM 10-Q/A



                        ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
                                     (Unaudited)


                                 Common Stock       Preferred Stock  Addit-
                                                                      ional
                                                                    Paid-In
                               Shares    Amount    Shares   Amount  Capital
                               ------    -----    ------   ------  ---------


   Balance as previously
   reported - September 30,
   1996                      34,180,777  $341,808   2,194    $22   $53,616,726

     Net adjustment related
       to beneficial conversion
       feature of convertible
       preferred stock and
       convertible debentures        --        --      --     --     1,233,230


     Conversion of preferred
        stock                 9,566,851    95,668  (2,194)   (22)      (95,646)

     Increase in
      proportionate share of
      subsidiary's equity
      related to sale of             --       --      --        --     871,466
      subsidiary's stock

     Cumulative effect of
      forfeiture of escrow
      share                          --       --      --        --    (391,934)


     Increase in proportionate
       share of subsidiaries'
       capital                       --       --      --        --     542,700


     Net loss for the six
       months ended March
       31, 1997                     --        --      --      --           --
                              ---------   -------    ----    ---   -----------

   Balance --
        March 31, 1997       43,747,628  $437,476     -0-     -0-  $55,776,542
                             ==========  ========    ====    ====  ===========





                                                   Treasury Stock
                                Accumulated
                                 Deficit       Shares      Amount
                                 -------       ------      ------      Total


     Balance as previously
     reported - September
     30, 1996                 $(30,137,883)    225,000   $(2,250)  $23,818,423

     Net adjustment related
       to beneficial conversion
       feature of convertible
       preferred stock and
       convertible debentures   (1,775,930)         --        --      (542,700)


       Conversion of
        preferred stock                             --        --            --

       Increase in
        proportionate
        share of subsidiary's
        equity related to sale         --          --         --       871,466
        of subsidiary's stock

       Cumulative effect of
        forfeiture of escrow
        share                          --          --         --      (391,934)


     Increase in proportionate
       share of subsidiaries'
       capital                         --          --         --       542,700


       Net loss for the six
         months ended March   (10,551,283)         --         --   (10,551,283)
         31, 1997             ------------     -------    -------   ----------


     Balance --
         March 31, 1997      $(42,465,096)    225,000    $(2,250)  $13,746,672
                             ============     =======    =======   ===========



     The accompanying notes to financial statements are an integral part hereof.

    FORM 10-Q/A



                      ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                       Six Months   Six Months
                                                         Ended      Ended March
                                                       March 31,     31, 1996
                                                          1997
     Cash flows from operating activities:

        Net loss                                      (10,551,283)   (2,319,960)

        Adjustments to reconcile net loss to net cash
        Used in operating activities:

        Loss on sale of imaging business                 9,232,361           -0-

        Minority interest in net income (loss) of          202,234      (59,656)
        consolidated entities

        Equity in loss of unconsolidated subsidiary        958,068           -0-

        Depreciation and amortization                      749,756     1,673,937

        Changes in assets and liabilities:

           Accounts receivable, net                         51,567     (678,678)

           Inventories                                      44,718   (1,979,318)

           Other current assets                            493,886       216,771

           Accounts payable and accrued expenses       (1,409,241)     2,004,653
							-----------  ----------
       Net cash used in operating activities             (227,934)   (1,141,981)
                                                       -----------   -----------

     Cash flows from investing activities:

       Purchase of imaging and rehabilitation                 -0-    (1,650,000)
       business

       Proceeds from sale of imaging business           8,083,839           -0-

       Patent costs                                           -0-       (30,802)

      Advances to unconsolidated subsidiaries            (508,528)          -0-

      Purchase of minority interest in                 (1,497,842)          -0-
         Rehabilitation business

       Purchase of equipment, furniture and            (1,890,750)     (357,993)
         leaseholds improvements

       Other assets                                        250,838      (45,116)
							----------   ----------
       Net cash used in investing activities             4,437,557   (2,083,911)
							----------  -----------
       Cash flows from financing activities:

        Exercise of stock options                              -0-       130,667

        Proceeds from issuance of long-term debt         1,842,707       680,000

         Financing of purchase of minority interest      1,300,000          -0-
         in Rehabilitation business

        Repayment of long-term debt and capital lease  (1,507,526)   (1,226,286)
         obligations

        Distributions to minority interests              (470,661)     (558,000)
 							 ----------  ----------

        Net cash provided in financing activities        1,164,520     (973,619)
                                                       -----------    ----------

     NET INCREASE (DECREASE) IN CASH AND CASH            5,374,143   (4,199,511)
     EQUIVALENTS

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,287,880     7,541,508
                                                       -----------   -----------

     CASH AND CASH EQUIVALENTS, END OF PERIOD           $8,662,023    $3,342,997
                                                        ==========   ===========

     Supplement disclosures of cash flow information:
     Interest paid during the period                    $  544,565    $1,044,406
                                                        ==========   ===========
     Supplemental disclosures of Non-cash and
     Investing and Financing Activities:

       Additional to capital leases                                   $1,870,874
								     ===========


     See statement of stockholders' equity for amounts of non-cash charges related to beneficial conversion features.



   The accompanying notes to financial statements are an integral part hereof.

    FORM 10-Q/A



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------

          Note 1 Basis of Presentation
          ----------------------------


               The accompanying financial statements of Advanced NMR Systems, Inc. ("ANMR" or the "Company") have been restated to include adjustments to the September 30, 1996 balances of additional paid in capital and accumulated deficit to reflect a change in accounting for the May 1996 issuance of certain convertible securities by ANMR and Advanced Mammography Systems, Inc. ("AMS") whereby the beneficial conversion feature of the securities has been recorded as a dividend in the case of convertible preferred stock and as additional interest expense in the case of convertible debentures.



               This amended Form 10-Q should be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments including a proposed merger of ANMR and AMS.


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


          Note 2 The Company
          ------------------


               In August 1996, the Company announced a new strategic direction, whereby the Company would focus on the development of breast imaging centers and on its Imaging and Rehabilitation Services business. The Company would also continue to provide very high field MRI systems for clinical applications and advanced research through its agreement with GE Medical Systems
          ( GEMS ) (see Note 3). From its inception through November 1992, the Company engaged exclusively in research and development activities for its Instascan ultrafast magnetic resonance imaging system. In 1992, the Company received FDA clearance and commenced commercial marketing activities up until August 1996, when the Company discontinued the manufacture of its InstaScan (TM) product.

     FORM 10-Q/A


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

     FORM 10-Q/A


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

               At the effective time of the Merger, upon conversion of the MDI shares, USD paid the Company $22,000,000 (the "Merger Consideration") as follows: (I) to Chase Manhattan Bank N.A. (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (ii) the remainder of the Merger Consideration (approximately $10,000,000) to the Company. As a result of the Merger, USD assumed approximately $9,000,000 in payment obligations under MDI s capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the Merger.

               In addition, the Company maintained letters of credit in the aggregate amount of $700,000 securing certain of the capital leases assumed by USD, for which the Company received a $700,000 note from USD repayable on December 31, 1997 in the event the letters of credit are not replaced or removed. USD agreed to use to its best efforts to replace those letters of credit or to remove the requirement for them. There are also mutual indemnifications between the Company and USD whereby the Company has indemnified USD from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI s former Chief Executive Officer and from any losses arising from the lawsuits between MDI and Raytel Medical Corporation, et al, ("Raytel"). In connection with the Raytel litigation $1,000,000

     FORM 10-Q/A


          of the sales price and all of the Company s unescrowed shares in AMS have been placed in a blocked account as security until the litigation is settled or decided by a trial court.

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

     FORM 10-Q/A


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


                                                  Advanced NMR Systems, Inc.
                                                  --------------------------
                                                       (Registrant)


          Date:  August 4, 1997
                                                  /s/ Steven J James
                                                  --------------------------
                                                  Steven J James
                                                  Chief Financial Officer