Form 10-Q
period 1997-06-30
ADVANCED NMR SYSTEMS INC
filed 1997-08-15
CIK 722567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ------------------------------

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
                               -------------

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 0-11914

                          Advanced NMR Systems, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                     22-2457487
          --------                                     ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

          46 Jonspin Road, Wilmington, Massachusetts       01887
          ------------------------------------------------------
          (Address or principal executive offices)    (Zip Code)

                                (508) 657-8876
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

As of August 12, 1997, there were 43,747,628 shares of Common Stock, $.01 par value, outstanding.

FORM 10-Q

             ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------

                                INDEX
                                -----

PART I.    FINANCIAL INFORMATION                             Page No.
           ---------------------                             --------

    Item 1.   Financial Statements

              Consolidated Balance Sheets:
               June 30, 1997 and September 30, 1996                3

              Consolidated Statements of Operations:
               Quarters and Nine Months Ended
               June 30, 1997 and June 30, 1996                     4

              Consolidated Statement of Stockholders'
                Equity                                             5

              Consolidated Statements of Cash Flows:
                Nine Months Ended June 30, 1997
                and June 30, 1996                                  6

              Notes to Consolidated Financial Statements       7 - 10

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  11 - 13


PART II.   OTHER INFORMATION
           -----------------

    Item 1.   Legal proceedings                                    14

    Item 6.   Exhibits and Reports on Form 8-K                     14

Signatures                                                         15

FORM 10-Q


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              ADVANCED NMR SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)                         September 30,
ASSETS                                              June 30,1997      1996
                                                    ------------   ------------
Current assets:
  Cash and cash equivalents                        $  5,913,106    $  3,287,880
  Cash, restricted                                    1,722,151            --
  Accounts receivable, net of reserve for bad
   debts of $607,000 at June 30, 1997 and
   $2,459,000 at September 30, 1996                   2,779,730       8,015,083
  Inventories                                           481,797         526,597
  Other current assets                                  217,511       1,002,846
                                                   ------------    ------------
      Total current assets                           11,114,295      12,832,406
                                                   ------------    ------------

Equipment, building, furniture and leasehold
 improvements, net                                      955,524       9,581,564
Goodwill, net                                         2,417,844      26,205,525
Investment in and advances to unconsolidated
 subsidiary                                           1,332,132       1,440,191
Other                                                   165,022         664,844
                                                   ------------    ------------
TOTAL                                              $ 15,984,817    $ 50,724,530
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    663,663    $  1,870,274
  Accrued expenses                                    1,271,534       3,143,158
  Other current liabilities                              40,750          59,326
  Current portion of long-term debt and capital
   lease obligations                                    675,897      14,495,637
                                                   ------------    ------------
      Total current liabilities                       2,651,844      19,568,395
                                                   ------------    ------------

Long-term debt and capital lease obligations,
less current portion                                    512,610       5,682,719

Minority interest in net assets of
consolidated entities                                      --         1,654,993

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued, -0- shares at June 30, 1997
    and 2,194 shares at September 30, 1996                 --                22
  Common stock, $.01 par value; authorized
    50,000,000 shares; issued 43,747,628
    at June 30, 1997 and 34,180,777 at
    September 30, 1996                                  437,476         341,808
  Additional paid-in capital                         55,776,542      55,392,656
  Accumulated deficit                               (43,391,405)    (31,913,813)
                                                   ------------    ------------
                                                     12,822,613      23,820,673

  Less: treasury stock, at cost
  225,000 common shares                                   2,250           2,250
                                                   ------------    ------------
      Total stockholders' equity                     12,820,363      23,818,423
                                                   ------------    ------------
TOTAL                                              $ 15,984,817    $ 50,724,530
                                                   ============    ============


The accompanying notes to financial statements are an integral part hereof.

FORM 10-Q

                      ADVANCED NMR SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                           Three Months Ended            Nine Months Ended
                                               June 30,                      June 30,
                                          1997          1996            1997            1996
                                          ----          ----            ----            ----
Revenues:
   Net patient service revenue           920,563       6,773,129      11,608,067      19,052,622
   Management fees and other                --           146,254         287,316         531,885
                                    ------------    ------------    ------------    ------------

   Total revenues                        920,563       6,919,383      11,895,383      19,584,507
                                    ------------    ------------    ------------    ------------

Operating expenses:
   Cost of service operations            770,836       4,216,004       8,269,199      11,970,632
   Research and development                 --           253,162            --           750,957
   Selling, general and
    administrative                       758,548       1,686,980       3,045,433       4,798,040
   Provision for bad debt and
    collection costs                       1,810         603,510         849,842       1,576,874
                                    ------------    ------------    ------------    ------------

   Total operating expenses            1,531,194       6,759,656      12,164,474      19,096,503
                                    ------------    ------------    ------------    ------------

Operating income (loss) from
continuing operations                   (610,631)        159,727        (269,091)        488,004

Other income                               6,541            --           239,611         126,263
Loss on sale of imaging business        (144,922)           --        (9,377,283)           --
Interest income                          113,848          78,839         149,674         221,378
Interest expense                         (34,656)     (1,407,686)       (950,056)     (2,397,189)
                                    ------------    ------------    ------------    ------------

Loss from continuing operations
 before minority interest, equity
 in loss of subsidiary and
 provision for  taxes                   (669,820)     (1,169,120)    (10,207,145)     (1,561,544)
Minority interests in net income
 (loss) of consolidated entities            --           300,831        (202,234)        360,487
Equity in net loss of
 unconsolidated subsidiary              (232,041)           --        (1,190,108)           --
                                    ------------    ------------    ------------    ------------

Loss from continuing operations
before income taxes                     (901,861)       (868,289)    (11,599,487)     (1,201,057)

Provision for income taxes               (40,000)        (10,000)         63,445         (27,983)
                                    ------------    ------------    ------------    ------------
Loss from continuing operations         (941,861)       (878,289)    (11,536,042)     (1,229,040)

Income (loss) from operations of
discontinued division                     15,549      (1,358,129)         58,450      (3,327,068)
                                    ------------    ------------    ------------    ------------

Net loss                            $   (926,312)   $ (2,236,418)   $(11,477,592)   $ (4,556,108)
                                    ============    ============    ============    ============

Income (loss) per common share:
Income (loss) from continuing
 operations                         $      (.02)     $     (.03)     $     (.28)     $     (.04)

Income (loss) from operations
 of discontinued division                   (--)           (.04)            (--)           (.11)
                                    ------------    ------------    ------------    ------------

Net loss per share                  $      (.02)    $      (.07)    $      (.28)    $      (.15)
                                    ============    ============    ============    ============

Weighted average number of
shares outstanding                    43,747,628      30,207,173      40,429,532      30,186,913
                                    ============    ============    ============    ============


 The accompanying notes to financial statements are an integral part hereof.

FORM 10-Q

              ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)


                                                                                   ADDITIONAL
                             COMMON STOCK                 PREFERRED STOCK           PAID-IN
                         SHARES         AMOUNT           SHARES       AMOUNT        CAPITAL
                         ------         ------           ------       ------        -------
Balance -
 As Restated -          34,180,77   $    341,808          2,194    $       22    $ 55,392,656

September 30, 1996
  Conversion of
  preferred stock       9,566,851         95,668         (2,194)          (22)        (95,646)

Increase in
 proportionate
 share of
 subsidiary's
 equity
Cumulative effect
 of forfeiture of
 escrow shares               --             --             --            --          (391,934)
Net loss for the
 nine months ended
 June 30, 1997               --             --             --            --              --
                     ------------   ------------   ------------    ----------    ------------
Balance -
 June 30, 1997         43,747,628   $    437,476            -0-           -0-    $ 55,776,542
                     ============   ============   ============    ==========    ============


                      ACCUMULATED             TREASURY STOCK
                        DEFICIT           SHARES       AMOUNT          TOTAL
                        -------           ------       ------          -----

Balance -
 As Restated -       $(31,913,813)        225,000   $     (2,250)    $ 23,818,423

September 30, 1996
  Conversion of
  preferred stock                            --             --                --

Increase in
 proportionate
 share of
 subsidiary's
 equity
Cumulative effect
 of forfeiture of
 escrow shares               --              --             --           (391,934)
Net loss for the
 nine months ended
 June 30, 1997        (11,477,592)           --             --         11,477,592)
                     ------------    ------------   ------------     ------------
Balance -
 June 30, 1997       $(43,391,405)        225,000   $     (2,250)    $ 12,820,363
                     ============    ============   ============     ============


  The accompanying notes to financial statements are an integral part hereof.

FORM 10-Q


ADVANCED NMR SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                      June 30,       June 30,
                                                       1997           1996
                                                   ------------   ------------

Cash flows from operating activities:
      Net loss                                     $(11,477,592)  $ (4,556,108)
      Adjustments to reconcile net loss
       to net cash
         Used in operating activities:
      Loss on sale of imaging business                9,377,283           --
      Minority interest in net income (loss)            202,234       (360,487)
       of consolidated entities
      Equity in loss of unconsolidated
       subsidiary                                     1,190,108           --
      Amortization of beneficial conversion
       feature                                             --          883,333
      Depreciation and amortization                     871,047      2,527,343
      Changes in assets and liabilities:
         Accounts receivable, net                        58,271        687,068
         Inventories                                     44,800     (2,479,731)
         Other current assets                           427,223        674,463
         Accounts payable and accrued expenses       (1,405,177)     1,431,747
                                                   ------------   ------------
      Net cash (used) in operating activities          (711,803)    (1,192,372)
                                                   ------------   ------------
Cash flows from investing activities:
      Purchase of imaging and rehabilitation
       business                                            --       (1,650,000)
      Proceeds from sale of imaging business          7,938,917           --
      Patent costs                                         --          (36,203)
      Advances to unconsolidated subsidiaries          (602,516)          --
      Purchase of minority interest in
       Rehabilitation business                       (1,500,000)          --
      Purchase of equipment, furniture and           (2,000,352)      (527,184)
       leaseholds improvements
      Other assets                                      225,912       (211,310)
                                                   ------------   ------------
      Net cash provided (used) in investing
       activities                                     4,061,961     (2,424,697)
                                                   ------------   ------------

Cash flows from financing activities:
      Exercise of stock options                            --          130,667
      Proceeds from issuance of convertible
        debentures and warrants                            --        2,751,950
      Proceeds from issuance of preferred stock            --        3,316,645
      Proceeds from issuance of long-term debt        1,842,707        680,000
      Financing of purchase of minority
        interest in Rehabilitation business           1,300,000           --
      Repayment of long-term debt and capital
        lease obligations                            (1,674,827)    (3,452,246)
      Distributions to minority interests              (470,661)      (759,500)
                                                   ------------   ------------

      Net cash provided in financing activities         997,219      2,667,516
                                                   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          4,347,377       (949,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        3,287,880      7,542,508
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  7,635,257   $  6,592,955
                                                   ============   ============

Supplement disclosures of cash flow information:
  Interest paid during the period                  $    924,117   $    619,744
                                                   ============   ============
Supplemental disclosures of Non-cash Investing
   and Financing Activities:
  Additions to capital leases                              --     $  1,870,874
                                                   ============   ============

See Statement of Stockholders' Equity for amounts of non-cash charges related to beneficial conversion features

  The accompanying notes to financial statements are an integral part hereof.

FORM 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 1 Basis of Presentation
----------------------------

     The accompanying financial statements for September 30, 1996 have been restated to include adjustments to additional paid in capital and accumulated deficit to reflect a change in accounting for the May 1996 issuance of certain convertible securities by Advanced NMR Systems, Inc. ("ANMR" or the "Company") and Advanced Mammography Systems, Inc. ("AMS") whereby the beneficial conversion feature of the securities has been recorded as a dividend in the case of convertible preferred stock and as additional interest expense in the case of convertible debentures.

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

     The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report and on Form 10-K and 10-K A for the year ended September 30, 1996.


Note 2 The Company
------------------

     In August 1996, the Company announced a new strategic direction, whereby the Company would focus on the development of breast imaging centers and on its Imaging and Rehabilitation Services business. The Company would also continue to provide very high field MRI systems for clinical applications and advanced research through its agreement with GE Medical Systems ("GEMS") (see Note 3). From its inception through November 1992, the Company engaged exclusively in research and development activities for its Instascan(TM) ultrafast magnetic resonance imaging system. In 1992, the Company received FDA clearance and commenced commercial marketing activities up until August 1996, when the Company discontinued the manufacture of its InstaScan(TM) product.

     On February 27, 1997, Medical Diagnostics, Inc., a wholly owned subsidiary of the Company merged with MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic Inc. ("USD") and became a wholly-owned subsidiary of USD. The merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997.

     On March 21, 1997, the Company acquired the remaining 25% minority interest in the Rehabilitation Business for $1.5 million, which included a seller note of $1.3 million, maturing October 1998, payable quarterly with a balloon payment of $200,000.

FORM 10-Q


Note 3 The Proposed Merger
--------------------------

     On June 23, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with AMS, whereby AMS will merge (the "AMS Merger") into AMS Merger Corp. ("Merger Corp."), a wholly owned subsidiary of ANMR, and become a wholly owned subsidiary of ANMR. As a condition of the AMS Merger, ANMR will amend its Certificate of Incorporation to effect a one-for-ten Reverse Stock Split. In consideration for the Merger, AMS shareholders will receive .4 of a share of ANMR, on a post-Reverse Stock Split basis, in exchange for each share of AMS stock, and outstanding AMS options and warrants would be exchanged on a similar basis. The Company expects to complete the AMS Merger in September, after approval by stockholders of AMS and ANMR and other customary closing conditions


Note 4 The GEMS Agreement
-------------------------

     In July 1994, the Company concluded an agreement with GEMS for the sale of 3T and 4T research MR systems to GEMS through June 1999. These systems, which were not submitted to the FDA for clearance for commercial use, were sold to research institutions throughout the world through September 1996. A 1993 agreement was modified to commit revenues realized from the sale of 3T and 4T systems through December 31, 1995 towards GEMS' obligation under the 1993 agreement. At June 30, 1997, there are twenty-four (24) Instascan systems and seven (7) 3T/4T systems in the field. The Company's exclusive contract with GEMS to provide engineering integration of very high field 3T and 4T MRI systems runs through June 1999. The Company is currently negotiating with GEMS on a broad range of issues to resolve certain disputes arising out of their agreements.


Note 5 AMS
----------

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

FORM 10-Q


     In connection with the AMS January 1993 public offering, the Company, which was the sole stockholder of AMS, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of Common Stock it owned. On May 1, 1997, all the Escrow Shares were forfeited as a result of AMS' failure to achieve certain financial and market price milestones, which if achieved would have resulted in the release of the Escrow Shares to the Company. Upon the forfeiture of the Escrow Shares, the Company's interest in AMS was reduced to approximately 16% of the outstanding AMS Common Stock.

Note 6 Private Placement of ANMR Convertible Preferred Stock
------------------------------------------------------------

     In May 1996, ANMR closed a private placement (the "Placement") of $3.7 million face amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Preferred Stock shareholders are entitled to receive dividends at a rate of $40.00 per share per annum, when and as declared by the Board of Directors of the Company. At January 31, 1997, all 3,700 shares of Preferred Stock had been converted into 13,488,320 shares of Common Stock. The net proceeds from the Placement of approximately $3,320,000, after payment of fees and related expenses, was used for working capital.


Note 7 MDI Merger with USD and Related Pro Forma Financial Information
----------------------------------------------------------------------

     On February 27, 1997, MDI, a wholly owned subsidiary the Company, merged with MDI Acquisition Corporation, a newly-formed wholly-owned subsidiary of USD and became a wholly-owned subsidiary of USD (the "MDI Merger"). The MDI Merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997.

     At the effective time of the MDI Merger, USD paid the Company $22,000,000 (the "Merger Consideration") as follows: (i) to Chase Manhattan Bank N.A. (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (ii) the remainder of the Merger Consideration (approximately $10,000,000) to the Company. As a result of the MDI Merger, USD assumed approximately $9,000,000 in payment obligations under MDI's capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the MDI Merger.

     In addition, the Company maintained letters of credit in the aggregate amount of $700,000 securing certain of the capital leases assumed by USD, for which the Company received a $700,000 note from USD repayable on December 31, 1997 in the event the letters of credit are not replaced or removed. USD agreed to use to its best efforts to replace those letters of credit or to remove the requirement for them. There are also mutual indemnification's between the Company and USD whereby the Company has indemnified USD from any claims arising from the termination of the Key Employment Agreement of John A. Lynch,

FORM 10-Q


MDI's former Chief Executive Officer and from any losses arising from the lawsuits between MDI and Raytel Medical Corporation, et al, ("Raytel"). In connection with the Raytel litigation $1,000,000 of the Merger Consideration and all of the Company's unescrowed shares in AMS have been placed in a blocked account as security until the litigation is settled or decided by a trial court.

     The following unaudited pro forma financial information sets forth the results of the Company as if the MDI Merger had occurred prior to October 1, 1996. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1996 or results that may occur in the future.

                                   Nine months ended
                                     June 30, 1997
                                     -------------

         Net revenues                 $ 3,225,000
         Net Loss                     $(1,847,000)
         Loss per share               $(0.05)

FORM 10-Q


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1996.


Results of Operations
---------------------

     Net patient service revenue totaled $921,000 and $11,608,000 for the three and nine months ended June 30, 1997 versus $6,773,000 and $19,053,000 for the three and nine months ended June 30, 1996. Cost of service operations totaled $771,000 and $8,269,000 for the three and nine months ended June 30, 1997 versus $4,216,000 and $11,970,000 for the three and nine months ended June 30, 1996. These decreases were largely the result of the MDI Merger in February 1997 partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996.

     Management fees and other revenues for the three and nine months ended June 30, 1997, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

     Selling, general and administrative expenses totaled $759,000 and $3,045,000 for the three and nine months ended June 30, 1997 versus $1,687,000 and $4,798,000 for the three and nine months ended June 30, 1996. This decrease is due to the change in the accounting treatment of the Company's investment in AMS from consolidation to equity accounting and due to the MDI Merger.

     Other income includes a gain of $223,000 from the sale of certain equipment.

     Minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners. Prior to September 1996, the allocated earnings were offset by losses allocated to the AMS minority shareholders. The equity in net loss of unconsolidated subsidiary reflects the Company's equity share of the AMS loss subsequent to September 1996. Due to the MDI Merger in February 1997, most of the categories included in the statements of operations will decrease substantially compared to prior year periods.

FORM 10-Q


Liquidity and Capital Resources
-------------------------------

     The Company has available cash and cash equivalents of $7,635,000 at June 30, 1997 (including $1,722,000 of restricted cash). Assuming completion of the Merger with AMS, Advanced NMR intends to utilize the funds for the continuing development of the AMS dedicated breast imaging system, for the clinical research study being conducted on the role of MRI in breast care and for the opening of breast imaging centers.

     If the AMS Merger is were not completed, Advanced NMR intends to explore other strategic alternatives in order to enhance stockholder value. Included among those options is the future expansion of its Rehabilitation Services business and/or other service activities. However, there can be no assurance that any transactions contemplated would be consummated and, assuming consummation, Advanced NMR may require additional capital, and there is no assurance that such capital would be obtainable or on satisfactory terms.

     The significant cash flows from investing activities for the three and nine months ended June 30, 1997 include approximately $7,939,000 in proceeds from the MDI Merger, $2,000,000 used for medical imaging equipment additions and $1,500,000 used for the acquisition of the minority interest in the Company's rehabilitation business. Cash flows from financing activities include $1,843,000 of proceeds from financing of medical equipment and $1,300,000 for the purchase of the minority interest in the rehabilitation business offset by principal payments on equipment debt.


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

FORM 10-Q


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

FORM 10-Q


PART II OTHER INFORMATION

Item 1    Legal proceedings

     During 1996, the Company became engaged in litigation with one of its customers regarding the performance of five Instascan systems sold to the customer. The suit, entitled International Magnetic Systems, Inc. vs. Advanced NMR Systems, Inc. (Case No. 96-014750(03)), was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Effective August 4, 1997, the parties entered into a Settlement Agreement and General Release whereby all claims and damages between the parties were dismissed. As a result of the settlement, the Company received a payment of $15,940 and took back title to two Instascan systems that were held in storage during the dispute.


Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits
     27   Financial Data Schedule

(b)  Form 8-K

     On February 27, 1997, the Company filed a Form 8-K announcing the closing of the MDI Merger.

     On April 16, 1997, the Company filed a Form 8-K/A, amending the February 27, 1997 Form 8-K to include required Pro Forma financial information as if the MDI Merger had occurred as of October 1, 1995 and October 1, 1996.

     On July 30, 1997, the Company filed a Form 8-K/A, further amending the February 27, 1997 Form 8-K to reflect a change in accounting for the May 1996 issuance of the convertible preferred stock and debentures.

FORM 10-Q


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Advanced NMR Systems,Inc.
                                          -------------------------
                                              (Registrant)


Date:    August 12, 1997                  /s/ Jack Nelson
         ------------------               --------------------------------
                                          Jack Nelson
                                          Chief Executive Officer

Date:    August  12, 1997                 /s/ Steven J. James
         -------------------              --------------------------------
                                          Steven J James
                                          Chief Financial Officer

                        EXHIBIT INDEX


     Exhibit        Description
     -------        -----------

       27           Financial Data Schedule