Form 10-K405
period 1997-09-30
CAPRIUS INC
filed 1998-01-13
CIK 722567

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
                              CAPRIUS COMMON STOCK

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission File Number 0-11914

                                  CAPRIUS, INC.
                                  -------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                22-2457487
                --------                           --------------------
      (State or other jurisdiction                   (I.R.S. Employer
-------------------------------------------         Identification No.)
    of incorporation or organization)
-------------------------------------------
             46 Jonspin Road
-------------------------------------------
        Wilmington, Massachusetts                          01887
-------------------------------------------          ------------------
(Address of principal executive offices)                (Zip Code)
-------------------------------------------
       Registrant's telephone number, including area code: (508) 657-8876

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                      Warrants for purchase of Common Stock

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on December 31, 1997 (based upon the assumption that each officer, director and person who is known by the Registrant to own more than five percent of the outstanding Common Stock of the Registrant is an affiliate of the Registrant for purposes of this computation):
$5,956,848.

         Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1997: 7,331,505

         Documents Incorporated by Reference - Not applicable.
================================================================================

                                      INDEX

                                                                      Page No.

PART I.....................................................................3
    ITEM I. BUSINESS.......................................................3
    ITEM 2. PROPERTIES....................................................13
    ITEM 3. LEGAL PROCEEDINGS.............................................14
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........15

PART II...................................................................18
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................18
    ITEM 6. SELECTED FINANCIAL DATA.......................................19
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITIONS AND RESULTS OF OPERATIONS......................25
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................28
    ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..................................28

PART III..................................................................29
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........29
    ITEM 11. EXECUTIVE COMPENSATION.......................................32
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................37
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............39

PART IV...................................................................40
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...............................................40

SIGNATURES................................................................49

                                     PART I
                                     ------

ITEM I.  BUSINESS
         --------

General

         Caprius, Inc. ("Caprius" or the "Company") (formerly Advanced NMR Systems, Inc.) was incorporated in 1983 under the laws of the State of Delaware. Until August 1996, the Company operated under two segments, known as Imaging Systems and Imaging and Rehabilitation Services. The Company's Imaging Systems business was discontinued during fiscal 1996. Pursuant to the Company's recent merger with Advanced Mammography Systems, Inc. ("AMS")(described below), the Company is now developing, marketing and commercializing a dedicated magnetic resonance imaging ("MRI") system for breast imaging known as the Aurora(TM) system (the "Aurora System") and in September 1997 opened its first breast imaging center at the Faulkner-Sagoff Center for Breast Health Care in Boston, Massachusetts ("Faulkner Center"). The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

         Effective November 10, 1997, the Company completed a merger with AMS, whereby ANMR/AMS Merger Corp., a wholly owned subsidiary of Caprius organized to effect the merger, merged with and into AMS and AMS became a wholly owned subsidiary of Caprius (the "Merger"). In connection with the Merger, the Company effected a one-for-ten reverse stock split (the "Reverse Stock Split"), which is reflected retroactively in the accompanying financial statements. AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system. AMS obtained its mammography technology from Caprius and retained certain rights to other dedicated MRI systems utilizing the technology rights. AMS then completed an initial public offering of its securities in 1993, generating net cash proceeds of approximately $7.4 million. Subsequently, certain warrants and options were exercised, AMS closed a Regulation S private placement and 2,750,000 shares of AMS Common Stock owned by Caprius were forfeited from escrow, such that the Company's interest in AMS was approximately 14% immediately preceding the Merger.

         On February 27, 1997, the Company and U.S. Diagnostic Inc. ("US Diagnostic") completed a transaction whereby Medical Diagnostics, Inc. ("MDI"), a wholly owned subsidiary of Caprius, merged with MDI Acquisition Corporation, a newly formed wholly owned subsidiary of US Diagnostic, and became a wholly owned subsidiary of US Diagnostic (the "MDI Merger"). The Company had acquired MDI, which provided imaging and rehabilitation services, on August 31, 1995. Pursuant to the MDI Merger, Caprius retained three rehabilitation centers formerly operated by MDI. At the time of the sale of MDI to US Diagnostic, Caprius was in covenant default under its credit agreement with its senior lender. Caprius sold MDI principally to pursue its strategy of developing and installing its breast imaging system and to repay all the indebtedness to the senior lender. Accordingly the covenant defaults are no longer applicable.

         In August 1996, Caprius announced a new strategic direction to focus on the development of breast imaging centers and its Imaging and Rehabilitation Services business.

From its inception through November 1992, the Company's Imaging Systems segment had engaged in research and development activities for its InstaScan ultrafast magnetic resonance imaging system. Subsequently, the Company also provided very high field MRI systems for clinical applications and advanced research through its agreements with GE Medical Systems ("GEMS"). In 1992, Caprius received U.S. Food and Drug Administration ("FDA") clearance and commenced commercial marketing activities up until August 1996, when the Company discontinued the manufacture of its InstaScan product because of the lack of sales. On August 18, 1997, Caprius and General Electric Company ("GE") entered into a purchase agreement (the "GE Purchase Agreement") whereby GE purchased all inventory, equipment, and other assets, and assumed liabilities relating to the high field MRI systems and InstaScan business, in exchange for $2,432,580 in cash and the purchase by GE of $2.7 million stated value of a newly issued class of Convertible Redeemable Preferred Stock.

         Rehabilitation Services

         The Company has diversified a portion of its business in niche rehabilitation markets through its subsidiary, MVA Rehabilitation Associates, a partnership. On March 21, 1997, the Company acquired the remaining 25% minority interest it did not already own in the rehabilitation centers for $1.5 million, which included a seller note of $1.3 million, maturing October 1998, payable quarterly with a balloon payment of $200,000. The MVA centers provide a comprehensive physician care, physical therapy and case management for motor vehicle accident patients and have developed a system to document valid personal injury claims and exclude false claims that enable it to provide more efficient patient care.

Magnetic Resonance Imaging Technology

         A majority of the Company's business is based on magnetic resonance imaging technology. MRI provides very high resolution medical images of soft tissue. When interpreted by a trained physician, the images can be used in many applications and can be a valuable tool in the detection and management of breast disease. MRI systems use large magnets, digital computers and controlled radio waves to derive cross-sectional (two dimensional) and volume (three-dimensional) high resolution images of the body's internal organs, tissues and function. Information can be displayed either on film or video monitor about the concentration and the physical and chemical environment of atomic nuclei without the need for invasive surgery. MRI systems present no known risks to patients in contrast to other diagnostic techniques (including Positron Emission Tomography, Computerized Axial Tomography and conventional x-ray) that subject the patient to potentially harmful ionizing radiation.

         In February 1996, the FDA cleared the commercial use of the Company's Aurora System. The Company has already contracted with several significant managed care companies in Massachusetts and continues to gain contracts from others, further supporting the clinical acceptance of MRI in breast care. However, in order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and continue to obtain reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop clinical utility. The Company has launched a clinical study, which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility.

         In February 1997, the Company completed the sale of its first Aurora System, which had previously been installed in February 1996 at the Breast Imaging Center at the University of Texas Medical Branch at Galveston, Texas. The second installation of the Aurora System took place at the Faulkner Center. The Company has agreements to install the Aurora System in March 1998 at the University of Arkansas Teaching Hospital in Little Rock, Arkansas and the Breast Care Center at the Englewood Hospital and Medical Center in Englewood, New Jersey and in April 1998 at the Magee Women's Hospital in Pittsburgh, Pennsylvania. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications, subject to the pricing of competitive technologies.

Breast Disease Incidence and Diagnosis

         According to the American Cancer Society, except for skin cancer, which has a low mortality rate, breast cancer is the most common cancer among women, accounting for one out of every three cancer diagnoses. In 1996, approximately 184,300 new cases of invasive breast cancer were expected to be diagnosed, and 44,300 women are expected to die from this disease. Only lung cancer causes more cancer deaths in women. The procedure generally employed to diagnose breast cancer involves several steps. First, x-ray mammography is used to screen for breast tissue abnormalities or existence of a lesion. If an abnormality in breast tissue is discovered and determined to be possibly indicative of a lesion, confirming ultrasound is generally performed. A biopsy procedure must then be performed to determine whether or not a malignancy is present. There is, however, a subset of patients who have a palpable mass that cannot be seen on x-ray. Biopsy in these patients is presently being done by ultrasound or by excision by a surgeon.

         In the U.S., National Cancer Institute guidelines recommend that women over 40 undergo an annual screening for breast cancer using x-ray mammography. Approximately 25 million screening procedures were performed in 1996 generally utilizing conventional x-ray and ultrasound equipment. Screening exams with x-ray mammography are generally credited with the earlier detection of lesions and, thus, increased survival rates among breast cancer patients. Despite this improvement, however, screening x-ray mammography results in ambiguous or indeterminate finding in 15-20% of patients tested. It is in these cases where the Company believes its Aurora System will provide important diagnostic information not presently available.

         Over the last several years there has been increased activity in the field of breast cancer detection, diagnosis, treatment, and overall management. The National Institutes of Health are currently sponsoring a major initiative in breast cancer research. In addition, there has generally been an increased application of magnetic resonance breast imaging. Two investigators in Europe have now performed several thousand exams using a whole body scanner with a breast surface coil and have, as a result, reshaped their clinical practice. In the

United States, the National Cancer Institute is sponsoring a multi-center trial that began in 1994, and at least one participating center has developed data complementary to the European research. At the Annual Meeting of the Radiologic Society of North America ("RSNA") in 1996 there was an increased focus on the use of imaging systems in the diagnosis breast cancer. The first international MRI breast imaging conference took place in May 1997 in Germany at which numerous papers were submitted regarding the use of MRI systems in the detection and diagnosis of breast cancer.

The Aurora Breast Imaging System

         The Company believes its Aurora System has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate when used to image dense breast tissue. The Aurora System uses a patent pending technique that can suppress fat in breast images for earlier diagnostic intervention among high risk individuals, characterizing breast lesions, staging cancer treatment and for post surgery and post radiation follow-up. The Company is initiating studies among its clinical partners to accelerate the expansion of MRI's potential in breast imaging. The study's goal is to establish breast MRI as an integral tool in the diagnosis and treatment of breast disease. These studies will be performed through the application of American College of Radiology lexicon or decision making criteria. As broader diagnostic applications are established, the Company's next goal will be to demonstrate clinical utility beyond diagnosis to include screening. This expansion of breast MRI's clinical utility should alter medical practices to include MRI on a more routine basis. This will lead to patient demand that should exceed the capacity of currently available whole body MRI systems. The Aurora System is a technology dedicated to breast imaging that will address this potential future demand and meet patient needs that are distinct from and not adequately served by whole body MRI systems. The Aurora System utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer purchase price and siting costs. The Aurora System will be offered at about 1/3 of the cost of a whole body system, or approximately $550,000. With future expanded applications and the Aurora System's market pricing strategy, the Company expects sales of the Aurora System and its diffusion in the women's healthcare marketplace to develop commensurate with new applications. The Company plans to market the Aurora System to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MRI breast imaging to the diagnostic workup of certain breast patients.

Marketing

         In February 1996, the Company was granted a 510(k) clearance by the FDA for the purpose of commercial distribution of the Aurora System. To accelerate the establishment of MRI's clinical efficacy and cost effectiveness in the diagnosis of breast diseases, in addition to its arrangements with its two current institutions, the Company is partnering, under terms currently in negotiation, with other leading institutions to conduct rigorous and scientifically sound clinical and economic outcome comparisons between MRI breast imaging and mammography. This marketing effort will fuel a comprehensive sales campaign, including advertising, trade shows, application training and other activities as appropriate.

         The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors.

         The Company intends to operate and install its breast imaging system through several structures:

         "Full-Service Provider"

         The Company may operate as a full-service medical provider whereby the Company provides the Aurora System and the technologists to operate the system. The Company also provides for the scheduling and screening of patients, the maintenance of medical and administrative records, the establishment of charges and the billing and the collection of revenues from patients and third-party payers. In these instances, host hospitals generally function as a landlord for the Company. By operating in this manner, the Company is able to control the hours of operation for its units and manage patient scheduling, permitting the Company to more fully utilize its equipment. Caprius would also be able to expand demand for its services by marketing directly to referring physicians and third-party payers, the primary sources of MRI patient business, including physicians who are not affiliated with the host hospitals. Caprius believes that controlling all or most of the radiology services, including holding the required clinic licenses when possible, enhances its ability to negotiate renewals or extensions of its arrangements with the host hospitals.

         Breast MRI examinations typically last up to 90 minutes. Once the MRI scans are generated, they are reviewed and interpreted by trained radiologists. Written reports are forwarded to the referring physicians, usually within 48 hours of the examination. Upon receipt of the written report, the Company generates an invoice that is sent to the patient's insurance company or other third-party payer and/or to the patient, completes any necessary insurance forms and follows up on and collects the payment for the services rendered. Generally, Caprius renders a bill that covers only the charges for its technical services. Total charges billed vary depending on the type and duration of examination. Insurance reimbursements are normally less than rates charged. In addition, the Company enters into contractual arrangements with third-party payers that provide for volume or group discounts. Professional service charges due to the radiologists who read and interpret the examination results are generally billed separately by the radiologists.

         "Shared Revenue Agreements"

         The Company may install its Aurora system under a shared revenue agreement, whereby the Company provides the Aurora breast imaging system, all upgrades to the system made available during the term of the agreement, all maintenance and cryogens for the system and equipment insurance coverage. The hospital then provides the necessary leasehold improvements and all other required services, including the technologists, and provides for all scheduling and screening, billing and collecting of revenues from patients and third-party payers, maintaining medical and administrative records and filing for required clinic licenses, if necessary.

         In exchange for the Company providing the equipment, the Company receives a monthly lease payment based on a percentage of the collected net patient revenue from technical services, generally 50%. Similar to the full-service provider structure, total fees charged by the hospital will vary and reimbursement will normally be less than the total fees charged. In addition, the hospital will also enter into contractual arrangements with third-party payers that provide for volume or group discounts.

         "Direct Sales"

         The Company may install its Aurora system through a direct sale to a hospital or women's health center. The Company believes that direct sales will be the most prevalent as breast MRI technology becomes more accepted in managing and treating breast disease. The Company further expects to generate additional future revenues through sales of upgrades and enhancements as they become available.

Competition

         The health care industry in general, and the market for diagnostic imaging equipment in particular, is highly competitive and virtually all of the other entities known by management of the Company to be engaged in the manufacture of MRI systems possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include GE; Toshiba; Bruker Medical Imaging Inc.; Elscint; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. Although the Company is not aware of any other entities involved in developing dedicated use MRI scanners for breast imaging, the Company may experience competition from either entities developing other dedicated use MRI scanners to image other parts of the body seeking to expand into the area of mammography or manufacturers of whole body scanners designed to utilize breast coils to image the breast area. In addition to competition on price, the principal elements of competition which will affect the ability of the Company to engage in the marketing of MRI systems will include product performance, service and support capability, financing terms and brand name recognition. To some extent, competition will also come from the manufacturers of other types of diagnostic imaging systems, such as ultrasound or thermography.

         The Company will also experience competition from the use of x-ray mammography machines, which machines are widely established and clinically accepted. The cost of x-ray mammography equipment is typically $60,000, which is significantly less than the expected cost to the user of the Company's breast imaging MRI system. Today, the charge for a typical mammogram is about $130 and a typical MRI is about $1,000. Since the Company's cost to the purchaser is expected to be about one-half to one-third of a whole body MRI system, the Company believes that a proportionate savings might be passed to the patient, which should make MRI scans more economically viable and competitive.

         Although the Company believes that an MRI scanner for breast imaging will represent a safer and more effective diagnostic imaging device, there can be no assurance that any products developed by the Company will be commercially accepted, especially in light of the cost savings involved in purchasing x-ray mammography machines and the familiarity of current practitioners in operating such devices. However, the Company also believes that MRI breast imaging would provide additional information, especially in patients with mammographically dense breast, that will make it an important diagnostic tool without having to displace x-ray mammography.

         To the extent the Company either owns and operates its own breast imaging center or participates in revenue through its shared revenue arrangement, it competes with other providers of breast imaging services at hospitals, private clinics, physician practices and other independent sites. Competitive factors include the range of services provided, equipment capabilities and the ability to serve a broad range of patients. Barriers to entry in Company's markets include the cost of equipment, hiring of qualified technologists and management, proprietary business practices and, where applicable, Certificate of Need ("CON") or Determination of Need ("DON") regulation and other regulatory constraints. A CON or DON generally must be obtained by an MRI operator and/or the hospital where services are provided in order for services to be provided at hospital sites or to hospital inpatients and/or to receive certain third-party reimbursement payments.

         Although the Company's rehabilitation services are also considered to be in highly competitive markets, the Company believes the market sector it is targeting (value-added services for motor vehicle accident victims and their insurers) is unique. The Company is not aware of any other significant participants in this industry.

Manufacturing

         The Company believes that its facility in Wilmington, Massachusetts has sufficient capacity to satisfy its commitments under existing contracts.

Research and Development

         The Company has developed and installed its first two units at the University of Texas Medical Branch at Galveston and the Faulkner Center. Through the commencement of studies among its clinical partners, the Company hopes to establish and accelerate the acceptance of MRI in the diagnosis of breast disease The Company continues to enhance the product's software capabilities and is in full prototype development of a biopsy accessory for the product.

         As of December 31, 1997, the Company had 22 scientists, engineers and technical support personnel involved on a full-time basis in developing its MRI scanner for breast imaging.

Patents

         The Company currently owns 19 U. S. patents and has 3 other patents pending relating to MRI imaging. All major patents are protected in Japan, Canada and the European Market countries. Pursuant to the GE Purchase Agreement, GE has been granted a royalty-free license to 11 of the U.S. patents and 2 of the patents pending.

Equipment and Supplies

         All of the diagnostic equipment utilized by the Company is technologically complex. The Company provides comprehensive maintenance and repair services for its Aurora System to minimize the period of time equipment is unavailable during scheduled use hours because of unanticipated malfunctions or breakdowns. The Company also has extensive relationships with certain suppliers for maintenance and repair of all of the related and auxiliary equipment on the units that are subject to mechanical failures.

         Although the Company's equipment is insured against the risks of damage in an accident, repairs to damaged equipment may not restore the equipment to its original condition and level of performance. The Company also maintains business interruption insurance to offset lost revenue that may occur in the event of prolonged equipment downtime. However, no assurance can be given that the Company would receive sufficient insurance proceeds following any damage to its equipment to fully compensate it for the losses resulting from such damage.

         Many of the components of the Aurora System are purchased from outside suppliers. In addition, there are several suppliers of FDA-approved MRI contrast agents used to enhance the images produced. The Company has not experienced any problems in obtaining sufficient quantities of components and other supplies. However, no assurances can be given that these outside suppliers will continue to supply those components or that interruption of the flow of supplies would not disrupt the assembly of the breast imaging system.

Government Regulation and Reimbursement

         The health care operations of the Company are subject to extensive federal and state regulation. Magnetic Resonance Diagnostic Devices ("MRDD") generally, and any products the Company may develop, in particular, are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA").

         FDA Regulation

         The MRI scanner for breast imaging and other MRI technology devices which the Company intends to develop will be regulated as medical devices by the FDA and as such require regulatory clearance prior to commercialization. The level of its classification as a medical device would determine the extent and the scope of the FDA approval process for the MRI scanner. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

         The Company submitted a Pre-market Notification of intent to market the Aurora System under section 510(k) of the Federal Food, Drug, and Cosmetic Act in February 1995. Clearance to market the Aurora System was granted by the FDA in February 1996.

         Any products distributed by the Company pursuant to the above described clearances will be subject to continuous regulation by the FDA, such as performance standards or special controls promulgated by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure of products, and liability for civil and/or criminal penalties.

         Third Party Coverage, Reimbursement and Related Health Care Regulations

         The market for MRI systems, including the Company's proposed products, is likely to be affected significantly by the amount which Medicare, Medicaid or other third party payers, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. Recent proposals to reduce reimbursement for certain diagnostic procedures coupled with studies questioning the need for custom testing for breast cancer could result in limitations on or reductions for reimbursements to providers of MRI for breast imaging.

         MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a recently adopted relative value scale which phased in, beginning January 1, 1992. Prior to January 1, 1992, screening mammography was not a covered benefit under Medicare. Payment for the professional and technical component is limited by statute.

         The market for the Company's proposed products could also be adversely affected by the amount of reimbursement provided by third party payers to hospitals for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payer, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's proposed products for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals to purchase the Company's proposed products could be adversely affected if hospitals determine that the prospective payment amount to be received for the procedures for which the Company's proposed products are used would be inadequate to cover the hospitals' costs associated with performing the procedures using the Company's proposed products, or to be less profitable than using an alternative procedure for the same condition.

         The Mammography Quality Standards Act of 1992 ("MQSA") authorizes the U.S. Department of Health and Human Services ("DHHS") to regulate facilities that provide mammography services and utilize radiological equipment. Under the MQSA, no facility may provide a mammography (as defined therein to mean a radiography (i.e., an x-ray) of the breast), unless it has obtained a certificate from DHHS to do so. The MQSA also requires that the Secretary of DHHS develop quality standards to assure the safety and accuracy of mammography carried out by such facilities. The Company's MRI products currently under development do not provide radiography of the breast. Instead, they rely upon magnetic resonance imaging technology, which does not currently fall within the scope of the MQSA. The Company is aware of the high MQSA standard and endeavors to develop the Aurora System to meet the MQSA guidelines. Nonetheless, the Company cannot predict whether the MQSA will be amended or interpreted to regulate the use of any of the Company's proposed MRI products. As such, there can be no assurance that the MQSA and the standards promulgated thereunder will not have an adverse effect on the Company's future ability to market its Aurora System MRI product.

         In much of its operations, the Company is subject to HCFA Medicare and Medicaid anti-fraud and abuse statutes which prohibit bribes, kickbacks, rebates and any direct or indirect remuneration in connection with providing services, items or equipment for which payment may be made in whole or in part under Medicare or Medicaid. These statutes are intended to prevent the improper referral of patients for medical tests or treatment by health service providers who may have a financial interest in the entity, which provides such services. Violation of these provisions may result in significant criminal penalties and exclusion from participation in Medicare and Medicaid programs for both the entity paying the kickback or rebate and the entity receiving it.

         The Company believes that none of its operations are in violation of the anti-fraud and abuse statutes.

         The HCFA, a federal agency that regulates national standards for charges for all medical examinations, currently has Customary Procedure Time codes for magnetic resonance imaging of the breast. The use of MRI to diagnose breast disease has been approved as a reimbursable procedure by many third party payers and the Company has received numerous contracts from third-party payers at its first owned site at the Faulkner Center. However, this does not assure that breast imaging will become a reimbursable procedure by other third party payers or in other states.

         Congress has also enacted legislation generally prohibiting physicians from billing Medicare and Medicaid for patients referred by a physician to any of a broad range of health services (including diagnostic imaging services) if the physician has (i) an ownership or investment interest in the health service, or (ii) otherwise receives compensation (broadly defined in the legislation) from the health service. The legislative prohibitions were effective January 1, 1995. The Company has no such physician ownership in its businesses that would violate this statute.

         A number of states, through CON laws, limit the establishment of a new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. While many states exempt non institutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located. The CON and DON programs throughout the country vary significantly from each other in the scope of regulation. Generally, however, the CON or DON authorizes the holder to provide, or in the instance of a hospital, to receive, services at specific sites and/or to acquire equipment to provide services. When required, the Company holds all CONs and DONs necessary for it to conduct its business. However, there can be no assurance that such CONs can be obtained if needed.

         Laws, rules and regulations pertaining to health care benefits have been subject to change in the past and the current administration is seeking changes in the cost and delivery of health care benefits. At this time the Company cannot predict how any such changes would affect the Company.

         Environmental Protection Agency Regulation

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

Employees

         As of November 30, 1997, the Company's breast imaging business had a staff of 54 full-time employees and 9 short-term contractors, including 22 persons devoted to research and development, 2 technologists and 5 senior managers.

         As of November 30, 1997, the rehabilitation business had 35 full-time employees, including 12 physical therapists and 5 physicians.

         None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
         ----------

         The Company leases a facility in Wilmington, Massachusetts consisting of approximately 61,000 square feet of office, research and development, manufacturing and warehouse space. The Company has exercised its option to renew its lease as of May 1996 for another five year term at a base monthly rental of approximately $37,000. The Company currently subleases approximately 31,000 square feet to a third-party for $16,270 per month and subleases approximately 9,421 square feet to MDI, its former subsidiary, for $6,928 per month. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

         The Company leases 1,290 square feet of office space in Fort Lee, New Jersey for certain administrative and investor relations personnel, pursuant to a lease expiring March 31, 1999, at a base monthly rental of approximately $2,300.

         The Company leases space for its breast imaging center at the Faulkner Hospital pursuant to a lease with monthly rental payments of $1,439 expiring in August 2004 , with a five-year renewal option.

         The Company leases facilities for its rehabilitation operations in Springfield, Holyoke and Malden, Massachusetts. These facilities include approximately 7,400, 3,100 and 7,400 square feet, respectively, over lease terms that expire on June 30, 2001, June 1, 2001, and January 31, 2001, respectively. The current rent for these facilities are $142,000, $19,000 and $82,000 per annum, respectively, plus operating expenses. In September 1997, the Malden facility was closed and the Company is attempting to sublease the premises to an outside party.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         MDI, as general partner of Mass. Mobile Imaging Venture ("MMIV"), and Western Massachusetts Magnetic Resonance Services, Inc. ("WMMRS") filed a complaint in September 1992 in Middlesex County Superior Court, Cambridge, Massachusetts against Medical Imaging Partners, L.P. ("MIP"), which is wholly owned by Raytel Medical Corporation ("Raytel"), and certain of its affiliates, seeking a declaration, unspecified monetary damages and equitable relief relating to an alleged breach by MIP of certain fiduciary and contractual obligations with respect to the business of MMIV. MIP filed a counterclaim against MDI also seeking a declaratory judgment, unspecified monetary damages and equitable relief on the basis of an alleged breach of fiduciary and contractual obligations by MDI with respect to the business of MMIV. On August 12, 1997, the judge decided the remaining pre-trial motions in this action and denied MIP's motion for summary judgment on its tender offer claims and granted part of MDI's summary judgment motion ruling that MIP's interest in the MMIV joint venture ended on December 31, 1996. On November 29, 1994, Raytel filed a complaint in Delaware Chancery Court naming MDI as a defendant. The lawsuit relates to matters arising in conjunction with a tender offer launched by Raytel to acquire MDI's predecessor. Raytel sought injunctive relief against certain actions that MDI's predecessor took or may have taken to defend itself against Raytel's tender offer. On December 22, 1994, Raytel filed an amended complaint. On May 4, 1995, Raytel terminated its tender offer. On September 12, 1997, the parties entered into a settlement agreement (the "Raytel Settlement") to settle their disputes in the above-described actions. Pursuant to the Raytel Settlement, MDI and Raytel dismissed all actions between them and provided each other with mutual releases and divided all funds in an escrow account between themselves. The Raytel Settlement also provides that Raytel reimburse MDI in an amount equal to the amount, if any, by which the legal fees and expenses paid by MDI in connection with the litigation concerning a hospital exceeded 50% of the total of such legal fees and expenses. Pursuant to its arrangement with US Diagnostic, described below, Caprius received the MDI portion, or $270,000.

         Effective November 28, 1995, the Company terminated the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Chief Executive Officer of MDI (the "Lynch Employment Agreement"). In March 1996, Mr. Lynch filed a demand for arbitration seeking a declaratory ruling, equitable relief, monetary damages of approximately $2.0 million and legal fees related to claims arising out of the Lynch Employment Agreement. The Lynch Employment Agreement provides that Mr. Lynch may recover his reasonable legal fees and expenses if he is successful in this action. Hearings have been held and the proceeding is anticipated to terminate during fiscal 1998. On September 23, 1997, the arbitration panel ruled in favor of the Company and MDI on substantially all of Mr. Lynch's claims such that the only issues remaining in the arbitration are for performance unit payments defined in the Lynch Employment Agreement and reasonable attorneys' fees. The Company believes that the results of the remaining two issues in this arbitration should not have a material adverse effect on its business, results of operations or financial condition.

         Pursuant to the MDI Merger, the Company agreed to indemnify US Diagnostic in connection with certain potential liabilities that could arise out of the Raytel and Lynch proceedings against MDI described above. To secure its indemnification obligations for the Raytel proceedings, the Company placed 1,250,000 shares of AMS Common Stock and $1,000,000 in a blocked account. As a result of the Raytel Settlement described above, the 1,250,000 shares of AMS Common Stock and the $1,000,000 are to be released from the blocked account. There is no accounting treatment for the pledged shares and cash.

         During 1996, the Company became engaged in litigation with International Magnetic Imaging, Inc. ("IMI"), one of its customers, regarding the performance of its enhancement package for five MRI systems sold to the customer for approximately $1,500,000. The suit, entitled International Magnetic Imaging, Inc. vs. Advanced NMR Systems, Inc. (Case No. 96-014750(03)), was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. On August 4, 1997, the Company and IMI entered into a settlement agreement pursuant to which (i) IMI retained three InstaScan systems, for which the Company would license to IMI its software to be used in such systems; (ii) IMI transferred to the Caprius two InstaScan systems; and (iii) IMI paid $15,940 to the Company and the Company retained certain equipment deposits. The receivable balance due from IMI of $751,500 was previously written off in September 1996. The settlement payment of $15,940 was recorded as a gain in fiscal year 1997. The two systems transferred to the Company were not valued, as they had no use within the Company or otherwise, and ultimately were transferred to GEMS as part of the GE Purchase Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on November 10, 1997. The following eight directors, consisting of all the directors of the Company, were elected to serve until the next Annual Meeting of Stockholders and thereafter, until their successors are elected and qualified.

Name                           Votes "FOR"               Votes "WITHHELD"
----                           -----------               ----------------
Jack Nelson                    27,355,240                     649,877
Enrique Levy                   27,355,240                     649,877
Robert Spira                   27,355,240                     649,877
Alison Estabrook               27,355,240                     649,877
Susan S. Bailis                27,355,240                     649,877
Daniel E. Straus               27,355,240                     649,877
Sol Triebwasser                27,355,240                     649,877
Bernard Weiner                 27,355,240                     649,877

         The stockholders also approved an amendment to the Certificate of Incorporation to effect the one-for-ten Reserve Stock Split by the following vote:

                  FOR:                  27,259,054
                  AGAINST:               1,612,047
                  ABSTAIN:                 296,687
                  BROKER NON-VOTE:           3,100

         The stockholders also approved an amendment to the Company's 1993 Employee Stock Option Plan increasing the number of shares available up to 1,000,000 shares on a post-Reverse Stock Split basis by the following vote:

                  FOR:                   9,553,462
                  AGAINST:               2,561,545
                  ABSTAIN:                 534,004
                  BROKER NON-VOTE:      16,515,877

         The stockholders also approved an amendment to the Company's 1993 Directors Stock Option Plan for Non-Employee Directors increasing the number of shares available under such plan to 200,000 shares on a post-Reverse Stock Split basis by the following vote:

                  FOR:                   8,899,997
                  AGAINST:               3,192,994
                  ABSTAIN:                 557,020
                  BROKER NON-VOTE:      12,650,011


                                      -16

         The stockholders also approved an amendment to the Company's Certificate of Incorporation to change its name from "Advanced NMR Systems, Inc." to "Caprius, Inc." by the following vote:

                  FOR:                  27,483,570
                  AGAINST:                 961,047
                  ABSTAIN:                 155,064
                  BROKER NON-VOTE:         565,267

         The stockholders also ratified the selection of Richard A. Eisner, LLP, independent public accountants, as the Company's public accountants for the 1997 fiscal year by the following vote:

                  FOR:                  28,343,047
                  AGAINST:                 590,419
                  ABSTAIN:                 234,322
                  BROKER NON-VOTE:            -0-

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

         Since November 10, 1997, upon the Merger with AMS, the Company's Common Stock has traded on the Nasdaq Small Cap Market under the symbol ("CAPR"). From May 17, 1996, the Company's Common Stock traded on the Nasdaq Small Cap Market under the symbol ("ANMR"), from February 1994 to May 16, 1996, it traded on the Nasdaq National Market System and since its inception through February 1994 traded on the over-the-counter market and was listed on the Boston and Pacific Stock Exchanges. Trading in the Warrants (NASDAQ: CAPRW) commenced on August 31, 1995, after the closing of the MDI acquisition. Prior to the AMS Merger, the Warrants traded under the symbol ("ANMRW").

         The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share, as reported on the Nasdaq Small Cap Market and Nasdaq National Market System. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices shown below do not give effect to the Reverse Stock Split.

Common Stock                        High                   Low
------------                        ----                   ---

1997
----

    Fourth Quarter                  0.438                  0.156
    Third Quarter                   0.410                  0.220
    Second Quarter                  0.656                  0.219
    First Quarter                   0.688                  0.219

1996
----

    Fourth Quarter                  1.250                  0.438
    Third Quarter                   2.000                  1.094
    Second Quarter                  2.563                  1.000
    First Quarter                   2.250                  1.062

         The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

         On December 31, 1997, there were approximately 1,023 holders of record of the Common Stock of the Company. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock. On December 31,1997, there were 7,331,505 shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

                    SELECTED FINANCIAL INFORMATION OF CAPRIUS

         The selected historical financial information of Caprius set forth below has been derived from the consolidated financial statements for each of the fiscal years in the period ended December 31, 1994 and 1993, for the nine-month period ended September 30, 1995, and for the twelve-month periods ended September 30, 1997, 1996 and 1995.

         This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                Nine           As of and for the
                                   As of and for the                      Months Ended            Year Ended
                                 Year Ended September 30,                 September 30           December 31,
                                                            (Unaudited)
                                1997            1996            1995            1995            1994           1993
                                ----            ----            ----            ----            ----           ----
STATEMENT OF
OPERATIONS DATA
Revenues:
Systems sales
Net patient service ......   $ 12,436,463    $ 25,480,813    $  1,934,322    $  1,934,322            --              --
   revenue
Management fees and other
   revenue ...............        287,314         653,425          40,220          40,220            --              --
                             ------------    ------------    ------------    ------------    ------------    ------------
Total revenues ...........     12,723,777      26,134,238       1,974,542       1,974,542            --              --
                             ------------    ------------    ------------    ------------    ------------    ------------
Operating Expenses
Cost of service operations      8,914,513      16,205,961       1,203,497       1,203,497            --              --
Research & Development ...           --              --           940,141         664,786    $    992,365    $    822,994
Selling, general &
   administrative ........      3,869,788       4,254,964       2,449,364        2,002075       1,582,820         870,414
Provision for bad debt ...        926,507       2,126,471         162,377         162,377            --              --
                             ------------    ------------    ------------    ------------    ------------    ------------
Total operating expenses .     13,710,808      22,587,396       4,755,379       4,032,735       2,575,185       1,693,408
                             ------------    ------------    ------------    ------------    ------------    ------------
Income (loss) from .......       (987,031)      3,546,842      (2,780,837)     (2,575,185)     (1,693,408)
   operations
Interest expense .........       (977,909)     (1,847,910)       (139,020)       (139,020)           --           (99,999)
Other income (expense) ...        214,120         126,263         579,758         579,758            --           (99,999)
Interest income ..........        274,593         212,814         195,191         265,208         208,480         170,720
Loss of sale of imaging
   business ..............     (9,515,903)           --              --              --              --              --
Equity in net loss of
   unconsolidated ........     (1,304,496)     (2,373,580)           --              --              --              --
   subsidiary
Minority interest ........       (202,234)     (1,005,831)        783,520         569,354         702,965         414,641
                             ------------    ------------    ------------    ------------    ------------    ------------
(Loss) from continuing
   operations before
   income taxes ..........    (12,498,859)     (1,341,402)     (1,361,388)       (782,893)     (1,663,740)     (1,208,046)
Provision for Income taxes        103,444         (42,288)           --              --              --              --
                             ------------    ------------    ------------    ------------    ------------    ------------
Loss from continuing
   operations ............    (12,395,415)     (1,383,690)     (1,361,388)       (782,893)     (1,663,740)     (1,208,046)
Income (loss) from
   operations of .........         30,181      (3,928,706)     (2,521,580)       (894,865)     (1,883,258)     (4,958,904)
   discontinued division .
Income (loss) on disposal
   of discontinued
   division        .......      2,690,462      (3,510,563)           --              --              --              --
                              ------------    ------------    ------------    ------------    ------------    ------------
Net income (loss) ........   $ (9,674,772)   $ (8,822,959)   $ (3,882,968)   $ (1,677,758)   $ (3,546,998)   $ (6,166,950)
                             ============    ============    ============    ============    ============    ============

(Loss) per common share:
(Loss) from continuing
   operations ............   $      (3.00)   $      (0.45)   $      (0.57)   $      (0.32)   $      (0.70)   $      (0.63)
Income (loss) from
   operations of .........           0.01           (1.28)          (1.05)          (0.37)          (0.80)          (2.58)
   discontinued division .
Gain (loss) of disposal
   of discontinued
   division...............           0.65           (1.15)           --              --              --              --
                               ------------    ------------    ------------    ------------    ------------    ------------
Net income (loss) per ....    $      (2.34)   $      (2.88)   $      (1.62)   $      (0.69)   $      (1.50)   $      (3.21)
   share                       ============    ============    ============    ============    ============    ============

Weighted average shares
   outstanding ...........       4,126,587       3,058,332       2,402,065       2,424,390       2,360,325       1,918,427
BALANCE SHEET DATA:
Working capital (deficit)     $ 12,179,109    $ (6,735,989)   $ 11,083,145    $ 11,083,145    $  8,614,161    $ 12,452,896
Total assets .............      19,834,601      50,724,530      58,431,709      58,431,709      12,692,152      15,864,126
Total liabilities ........       2,511,417      26,906,107     27,79,9,636      30,413,743       2,993,228       3,312,288
Stockholders' equity .....      17,323,184      23,818,423      28,017,966      28,017,966       9,698,924      12,551,838

Summary Unaudited Pro Forma Combined Consolidated Financial Information

         The summary unaudited pro forma combined consolidated financial information set forth below combines the historical balance sheets and income statement data of Caprius and AMS, after giving effect to the Merger and the effect of the MDI Merger. Both the income statement data and the balance sheet data also give effect to the one-for-ten Reverse Stock Split. Such unaudited pro forma combined financial information assumes the Merger had been completed on September 30, 1997, in the case of the balance sheet information, and October 1, 1995, in the case of the statement of operations information. The Merger is accounted for under the purchase method of accounting. The pro forma adjustments are described in the notes to the unaudited pro forma combined financial information which follow. The summary unaudited pro forma combined financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the Merger been consummated on the dates for which the Merger is being given effect, nor is it indicative of future operating results or financial position.

                       Caprius and AMS Pro Forma Combined
                     (in thousands except per share amounts)

                                      As of and For the       For the Twelve
                                      Twelve Months Ended      Months Ended
                                      September 30, 1997     September 30, 1996
                                      -------------------    ------------------

INCOME STATEMENT DATA:
Net revenue       .........                $ 4,437                $ 4,711
Loss from continuing operations             (6,578)                (3,980)

BALANCE SHEET DATA:
Total assets      .........                 20,809                   N/A
Working capital   .........                 12,026                   N/A
Long-term debt and capital lease
 obligations less current maturities           342                   N/A
Stockholder's equity.......                 17,881                   N/A

PER SHARE DATA:
Loss from continuing operations              $(.93)                $(.66)

Comparative Unaudited Per Share Data

The following table sets forth certain unaudited per share data of Caprius and AMS on both historical and pro forma combined basis. This table should be read in conjunction with the historical financial statements and pro forma financial information, and the related notes thereto. See "Unaudited Pro Forma Combined Financial Information" and "Index To Financial Statements." Unaudited pro forma combined pro forma per share data reflect the combined results of Caprius and AMS, after giving effect to the Merger as if it had occurred on September 30, 1997, in the case of book value data, and on October 1, 1995, in the case of statement of operations information. The unaudited pro forma financial data are presented for informational purposes only, and are not necessarily indicative of the operating results or financial position that would have occurred had the Merger and other transactions presented in the unaudited pro forma combined financial information been completed on the dates indicated nor is it indicative of future operating results or financial position.

                                             Comparative Share Data

                                        For the Twelve         For the Twelve
                                        Months Ended             Months Ended
                                        September 30, 1997    September 30, 1996
                                        ------------------    ------------------

Loss from continuing operations
    per common share
         Historical                         $(0.30)               $(.05)
         Supplemental historical (1)         (3.00)                (.45)
         Pro forma                           (0.93)                (.66)
Dividends per common share
         Historical                            --                    --
Book value per common share
         Historical                            .33                  N/A
         Supplemental historical (1)          3.34                  N/A
         Pro forma                            2.06                  N/A

--------------------------------------------------------------------------------

(1) Represents historical book value per common share adjusted for the one-for-ten Reverse Stock Split.

                    PRO FORMA CONDENSED FINANCIAL INFORMATION

         The following unaudited pro forma condensed financial statements set forth the financial position as of September 30, 1997, as if the Merger had occurred on that date, and the results of operations for the twelve months ended September 30, 1997 and 1996, as if the Merger had occurred as of October 1, 1995. The pro forma adjustments also include the effect of the MDI Merger as if that transaction had occurred as of the dates above. In addition, both the income statement data and the balance sheet data give effect to the proposed one-for-ten Reverse Stock Split. The pro forma condensed financial statements do not purport to represent what the Company's financial position or results of operations would actually have been if the Merger had occurred on October 1, 1995 or to project the Company's financial position or results of operations for any future date or period.


                                                            CAPRIUS, INC.
                                                  PRO FORMA CONDENSED BALANCE SHEET
                                                           (In Thousands)

                                                                          As of September 30, 1997
                                                        ---------------------------------------------------
                                                        Historical                 Pro Forma
                                                        ------------   ------------------------------------
                                                                                      AMS
                                                         Caprius,          AMS        Proforma      Caprius
                                                           Inc.        Historical   Adjustments    Proforma
                                                        ------------   ----------   -----------    --------

ASSETS
Current assets:
      Cash and cash equivalents                          $  9,753      $     23      ($   580)     $  9,196
      Cash, restricted                                      1,745         1,745
      Accounts receivable                                   2,692         2,692
      Inventories                                             793           793
      Other current assets                                    163            23           186
                                                         --------      --------      --------      --------
          Total current assets                             14,353           839          (580)       14,612
                                                         --------      --------      --------      --------

Equipment, building, furniture & leasehold
      improvements                                          1,301           621         1,922
Goodwill, net                                               2,384         2,384
Investment in and advances to unconsolidated
      Subsidiary                                            1,525        (1,525)            0
Other                                                         272           119         1,500         1,891
                                                         --------      --------      --------      --------

TOTAL ASSETS                                             $ 19,835      $  1,579      ($   605)     $ 20,809
                                                         ========      ========      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses              $  1,624      $    268      $  1,892
      Other current liabilities                               144           144
      Accounts payable to related parties                   1,582        (1,582)            0
      Current portion of long-term debt and
          capital lease obligations                           550           550
                                                         --------      --------      --------      --------
          Total current liabilities                         2,174         1,994        (1,582)        2,586
                                                         --------      --------      --------      --------

Long-term debt and capital lease obligations, less
      current portion                                         338             4           342

Minority interest in net assets of consolidated entities        0

Stockholders' equity:
      Preferred stock                                       2,700         2,700
      Common stock                                            437            86          (449)           74
      Additional paid-in capital                           55,777        17,047        (9,293)       63,531
      Accumulated deficit                                 (41,589)      (17,552)       10,719       (48,422)
                                                         --------      --------      --------      --------
                                                           17,325          (419)          977        17,883
      Less: Treasury stock, at cost                             2             2
                                                         --------      --------      --------      --------
                                                         --------      --------      --------      --------
          Total stockholders' equity                       17,323          (419)          977        17,881
                                                         --------      --------      --------      --------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                  $ 19,835      $  1,579      ($   605)     $ 20,809
                                                         ========      ========      ========      ========



The accompanying notes are an integral part of these condensed financial statements.


                                                           CAPRIUS, INC.
                                            PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                                           (In Thousands)



                                                                                  Twelve months ended September 30, 1997
                                                 Historical                                  Pro Forma
                                                                                                              AMS
                                                  Caprius,      MDI Sale       Adjusted         AMS        Pro forma     Caprius,
                                                    Inc.       Adjustments     Caprius      Historical    Adjustments   Pro forma(1)
                                               --------------  -----------   ------------   ----------    ------------  -----------

Revenues:
      Net patient service revenue                $ 12,436       ($ 8,424)      $  4,012       $  4,012
      Systems sales                                     0            825           (400)           425
      Management fees and other                       287           (287)             0              0
                                                 --------       --------       --------       --------      --------      --------
          Total revenue                            12,723         (8,711)         4,012            825          (400)        4,437
                                                 --------       --------       --------       --------      --------      --------

Operating expenses:
      Cost of service operations                    8,915         (5,788)         3,127          3,127
      Research and development                          0          1,886          1,886
      Manufacturing                                     0          1,100           (400)           700
      Selling, general and administrative           3,870         (1,254)         2,616          2,614           300         5,530
      Provision for bad debt and collection costs     926           (657)           269            269
                                                 --------       --------       --------       --------      --------      --------
          Total operating costs                    13,711         (7,699)         6,012          5,600          (100)       11,512
                                                 --------       --------       --------       --------      --------      --------

Operating income from continuing operations          (988)        (1,012)        (2,000)        (4,775)         (300)       (7,075)

Other income                                          214            214            214
Loss on sale of imaging business                   (9,515)         9,515              0              0
Interest income                                       275             (1)           274             71           345
Interest expense                                     (978)           807           (171)          (171)
                                                 --------       --------       --------       --------      --------      --------

Loss before minority interest and
     provision for taxes                          (10,992)         9,309         (1,683)        (4,704)         (300)       (6,687)

Minority interest in net income of
     consolidated entities                           (202)           208              6              6
Equity in net loss of
     unconsolidated subsidiary                     (1,304)        (1,304)         1,304              0
                                                 --------       --------       --------       --------      --------      --------

Loss before income taxes                          (12,498)         9,517         (2,981)        (4,704)        1,004        (6,681)

Provision for income taxes                            103            103            103
                                                 --------       --------       --------       --------      --------      --------

Loss from continuing operations                  ($12,395)      $  9,517       ($ 2,878)      ($ 4,704)     $  1,004      ($ 6,578)
                                                 ========       ========       ========       ========      ========      ========

Loss per common share                              ($0.30)                                                                  ($0.93)
                                                 =========                                                                =========

Weighted average number of shares
      outstanding                                  41,266                                                                    7,084
                                                 =========                                                                =========

Supplemental historical loss per share
      from continuing operations (1)               ($3.00)
                                                 ---------

Supplemental historical weighted average
      number of shares outstanding (1)              4,127
                                                 =========


(1) Adjusted to reflect 1:10 reverse stock split.






      The accompanying notes are an integral part of these condensed financial statements.


                                                            CAPRIUS, INC.
                                             PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                                           (In Thousands)



                                                                                  Twelve months ended September 30, 1996
                                                    Historical                                      Pro Forma
                                                                                                              AMS
                                                     Caprius,     MDI Sale       Adjusted        AMS        Pro forma     Caprius,
                                                       Inc.      Adjustments     Caprius     Historical    Adjustments  Pro forma(1)

Revenues:
      Net patient service revenue                $ 25,481       ($20,770)      $  4,711       $  4,711
      Management fees and other                       653           (653)             0              0
                                                 --------       --------       --------       --------      --------     --------
          Total revenue                            26,134        (21,423)         4,711              0             0        4,711
                                                 --------       --------       --------       --------      --------     --------

Operating expenses:
      Cost of service operations                   16,206        (13,237)         2,969          2,969
      Research and development                          0       $  1,007          1,007
      Manufacturing                                     0          2,210          2,210
      Selling, general and administrative           4,255         (3,419)           836       $    300         1,136
      Provision for bad debt and collection costs   2,126         (1,738)           388            388
                                                 --------       --------       --------       --------      --------     --------
          Total operating costs                    22,587        (18,394)         4,193          3,217           300        7,710
                                                 --------       --------       --------       --------      --------     --------

Operating income (loss)                             3,547         (3,029)           518         (3,217)         (300)      (2,999)

Amortization of debt issuance costs                   (31)           (31)
Other income                                          126           (126)             0              0
Interest income                                       213            (31)           182             70           252
Interest expense                                   (1,848)         1,848              0         (1,000)       (1,000)
                                                 --------       --------       --------       --------      --------     --------

Loss before minority interest and
     provision for taxes                            2,038         (1,338)           700         (4,178)         (300)      (3,778)

Minority interest in net income of
     consolidated entities                         (1,006)           846           (160)          (160)
Equity in net loss of unconsolidated subsidiary    (2,374)        (2,374)         2,374              0
                                                 --------       --------       --------       --------      --------     --------

Loss before income taxes                           (1,342)          (492)        (1,834)        (4,178)        2,074       (3,938)

Provision for income taxes                            (42)           (42)           (42)
                                                 --------       --------       --------       --------      --------     --------

Loss from continuing operations                  ($ 1,384)      ($   492)      ($ 1,876)      ($ 4,178)     $  2,074     ($ 3,980)
                                                 ========       ========       ========       ========      ========     ========


Loss per common share
Loss from continuing operations                  ($  0.05)                                                               ($  0.66)
                                                 ========       ========       ========       ========      ========     ========

Weighted average number of shares
      outstanding                                  30,583                                                                   6,015
                                                 ========       ========       ========       ========      ========     ========

Supplemental historical loss per share
      from continuing operations (1)             ($  0.45)
                                                 ========       ========       ========       ========      ========     ========

Supplemental historical weighted average
      number of shares outsanding (1)               3,058
                                                 ========       ========       ========       ========      ========     ========


(1)  Adjusted to reflect 1:10 reverse stock split


      The accompanying notes are an integral part of these condensed financial statements.



                                                             CAPRIUS, INC.
                                          NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


Note 2  Pro Forma Adjustments to Reflect the Sale of MDI
        On February  27,  1997,  the Company sold most of its interest in MDI.
        The following adjustments remove the operations of the Imaging business of MDI as if the sale had occurred on October 1, 1995.

                                                                      Twelve months ended                   Twelve months ended
                                                                       September 30, 1997                   September 30, 1996
                                                                         Debit (Credit)                        Debit (Credit)
Remove income from MDI Imaging Business
      Net patient service revenue                                              8,424                                  20,770
      Management fees and other                                                  287                                     653
      Cost of service operations                                              (5,788)                                (13,237)
      Selling, general and administrative                                     (1,254)                                 (3,419)
      Provision for bad debt and collection costs                               (657)                                 (1,738)
      Other income                                                                                                       126
      Interest income                                                              1                                      31
      Interest expense                                                          (807)                                 (1,848)
      Minority interest in net income of consolidated
         subsidiaries                                                           (208)                                   (846)

Reverse loss on sale of MDI Imaging Business
      Loss on sale of imaging business                                        (9,515)


Note 3 Pro Forma Adjustments to Reflect the Purchase of AMS and to consolidate Caprius and AMS, the Conversion of the AMS Convertible
         Debenturs and to Consolidate Caprius and AMS.

Calculation of cost of AMS:
      Shares outstanding                                                                                           8,641,854
      Less: Caprius shares owned                                                                                  (1,250,000)
                                                                                                          -------------------
      Shares converted                                                                                             7,391,854
      Conversion ratio                                                                                                  0.40
                                                                                                          -------------------
      Caprius shares to be issued                                                                                  2,956,742
      Caprius share price                                                                                             $ 2.50
                                                                                                          -------------------
      Value of Caprius shares to be issued                                                                         7,391,854
      Transaction costs                                                                                              580,000
                                                                                                          -------------------
      Cost of AMS shares purchased                                                                                 7,971,854
      Basis of existing investment in AMS                                                                            (56,323)
      Accounts receivable from AMS                                                                                 1,581,710
                                                                                                          ===================
      Total cost of AMS                                                                                           $9,497,241
                                                                                                          ===================

      Cost allocated as follows:
         Cash                                                                                                         22,747
         Inventories                                                                                                 793,361
         Other current assets                                                                                         22,773
         Equipment                                                                                                   621,395
         Other assets                                                                                                119,497
         Purchased contracts(1)                                                                                      500,000
         Purchased research and development(2)                                                                     6,833,299
         Other intangible assets(3)                                                                                1,000,000
         Accounts payable and accrued expenses                                                                      (267,593)
         Other current liabilities                                                                                  (144,277)
         Note payable                                                                                                 (3,961)
                                                                                                          ===================
                                                                                                                  $9,497,241
                                                                                                          ===================

(1) Purchased contracts represent the net present value of the estimated future cash flow arising from the AMS executed hospital contracts based on management's estimates.

(2) Purchased research and development represents the balance of the purchase price to be allocated to the value of research and development on AMS breast imaging system. The estimated value of purchased research and development was based on the net present value of estimated future cash flow arising from the sale and installation of breast imaging systems. Generally accepted accounting principles requires that a portion of the purchase price be allocated to research and development projects in process and that, if those projects have no alternative future use, the amount should be charged to expense as a research and development cost. The Company has determined that the technology being developed by AMS is specific to breast MRI and has no alternative use. Accordingly, the portion of the purchase price allocated to purchased research and development has been charged to accumulated deficit on the Pro Forma Condensed Balance Sheet.

(3) Other intangible assets represent the estimated value of product name, employee base and general infrastructure, etc.

                               CAPRIUS, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Twelve months ended                Twelve months ended
                                                                       September 30, 1997                September 30, 1996
                                                                    (In Thousands, except in text)    (In Thousands, except in text)
                                                                         Debit (Credit)                     Debit (Credit)
Reflect AMS assets and liabilities
      Cash and cash equivalents                                              $23
      Inventories                                                            793
      Other current assets                                                    23
      Equipment, furniture and leasehold improvements, net                   621
      Other                                                                  119
      Accounts payable and accrued expenses                                 (268)
      Other current liabilities                                             (144)
      Due to related parties                                              (1,582)
      Long-term debt and capital lease obligations, net of current            (4)
      Common stock                                                           (86)
      Additional paid-in capital                                         (17,047)
      Accumulated deficit                                                 17,552


Record Caprius reverse stock split
      APIC                                                                  (393)
      Common stock                                                           393

Eliminate investment in AMS and record purchase
      Cash                                                                  (580)
      Investment in and advances to unconsolidated subsidiary             (1,525)
      Other intangible assets                                              1,000
      Other assets                                                           500
      Due to related parties                                               1,582
      Common stock (AMS)                                                      86
      Common stock (Caprius shares issued)                                   (30)
      Additional paid-in capital (AMS)                                    17,047
      Additional paid-in capital (Caprius shares issued)                  (7,361)
      Accumulated deficit (AMS deficit)                                  (17,552)
      Accumulated deficit (Purchased R&D)                                  6,833

Reverse equity in loss of unconsolidated subsidiary
      Equity in net loss of unconsolidated subsidiary                     (1,304)                          ($2,374)

Eliminate intercompany sale
      Systems sales                                                          400
      Manufacturing                                                         (400)

Note: The other intangible assets and contracts will be amortized on a straight-line basis over the periods estimated to be benefitted. The contracts will amortized over the life of the contracts which is generally five years. The other intangible assets will be amortized over five years, the minimum period expected to be benefitted.


Note 4  Other Pro Forma Adjustments




                                                              Twelve months ended                        Twelve months ended
                                                               September 30, 1997                        September 30, 1996
                                                        (In Thousands, except in text)                (In Thousands, except in text)
                                                                Debit (Credit)                             Debit (Credit)


Amortization of purchased contracts and other
      intangible assets
         Selling, general and administrative                           $300                                    $300



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the nine-month period ended September 30, 1995, the twelve-month periods ended September 30, 1997 and 1996, and the unaudited consolidated financial statements for the twelve months ended September 30, 1995. Effective January 1, 1995, the Company changed its fiscal year from December 31 to September 30.

Results of Operations

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

         Net patient service revenue totaled $12,436,000 for the twelve months ended September 30, 1997 versus $25,481,000 for the twelve months ended September 30, 1996. Cost of service operations totaled $8,915,000 for the twelve months ended September 30, 1997 versus $16,206,000 for the twelve months ended September 30, 1996. These decreases were largely the result of the MDI Merger in February 1997 partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996.

         Management fees and other revenues for the twelve months ended September 30, 1997, included a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

         Selling, general and administrative expenses totaled $3,870,000 for the twelve months ended September 30, 1997 versus $4,255,000 for the twelve months ended September 30, 1996. This decrease is due to the change in the accounting treatment of the Company's investment in AMS from consolidation to equity accounting and due to the MDI Merger.

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

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995 (unaudited)

         During fiscal 1996, 1,748,364 shares of AMS Common Stock were issued in connection with the conversion of convertible debentures issued in May 1996. As a result of these conversions, the Company's percentage ownership of AMS was reduced to approximately 48% at September 30, 1996. Accordingly the Company switched from consolidation of AMS in 1995 to the equity method of accounting for fiscal 1996.

         Loss from operations of Imaging Systems business segment includes all activity associated with the August 1996 plan to suspend the operations of a significant portion of such segment. Based on management's' periodic review of the assumptions used in determining the estimated loss from the disposal of the Imaging System business segment, the Company recorded a provision of $3,510,563 for the loss of disposal of the discontinued business in the fourth quarter of 1996.

         As a result of the change in accounting method for AMS and the discontinued Imaging System business segment, all fiscal 1996 revenues and operating expenses represent those of the Imaging and Rehabilitation Services business segment exclusively.

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

         Selling, general and administrative expenses increased from $2,449,000 to $4,255,000 from the year ended September 30, 1995 to fiscal 1996. This increase was primarily due to a full twelve months of Imaging and Rehabilitation Services operations is fiscal 1996 versus only one month in 1995 offset by the consolidation of AMS in 1995 versus an equity accounting for AMS in fiscal 1996.

         Interest expense increased from $139,000 to $1,848,000 reflecting the full twelve months of Imaging and Rehabilitation Services operations during fiscal 1996 as well as the financing of the MDI acquisition, effective August 31, 1995.

         Minority interests in net income of consolidated MDI entities for fiscal 1996 totaled $1,006,000. During the year ended September 30, 1995 the minority interests in net loss of consolidated entities included the Company's proportionate share of AMS' losses incurred in that period, partially offset by one month's allocation of income from certain subsidiaries of MDI.

         Equity in loss of unconsolidated subsidiary reflects the Company's equity accounting for AMS losses during fiscal 1996.

Liquidity and Capital Resources

         The Company had available cash and cash equivalents of $11,498,000 at September 30, 1997 (including $1,745,000 of restricted cash). The Company intends to utilize the funds for the continuing development of the Aurora System, for the clinical research study being conducted on the role of MRI in breast care and for the opening of breast imaging centers.

         The significant cash flows from investing activities for the twelve months ended September 30, 1997 include approximately $7,800,000 in proceeds from the MDI Merger, $2,000,000 used for medical imaging equipment additions and $1,500,000 used for the acquisition of the minority interest in the Company's rehabilitation business. Cash flows from financing activities include $1,843,000 of proceeds from financing of medical equipment, $1,300,000 for the purchase of the minority interest in the rehabilitation business, and $2,700,000 from the issuance of the redeemable preferred stock to GE, offset by principal payments on equipment debt.

         The Company currently funds its operations principally through the cash obtained from the MDI Merger. The Company anticipates that it will begin earning revenues from its first breast imaging center in the first quarter of fiscal 1998 and such revenues will increase significantly as more systems are installed. The Company is currently negotiating with several unaffiliated parties to establish credit facilities for the capital expenditures at its new sites. However, there can be no assurances that any agreements can be consummated or that such agreement will be in amounts sufficient to fund all the Company's installations.

         In addition, management believes that, if necessary, additional funds could be obtained through various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and joint ventures. However, there can be no assurance that such funding initiatives would be successful.

Inflation

         To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

         The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Item 14 and the index therein for a listing of the financial statements and supplementary data as a part of this report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The directors and executive officers of the Company are:

Name                          Age                     Position
----                          ---                     --------

Jack Nelson(1)                 46              Chairman of the Board,
                                               Executive Officer
                                               and Treasurer

Robert Spira, MD(1)(3)         48              Vice Chairman of the Board

Enrique Levy (1)               59              President, Chief Operating
                                               Officer, and Director

Steven J. James                42              Chief Financial Officer and
                                               Accounting Officer

Sol Triebwasser, Ph.D.(2)      75              Director

Alison Estabrook, M.D.(2)      45              Director

Bernard Weiner, M.D. (3)       49              Director

Susan S. Bailis(2)             52              Director

Daniel E. Straus (3)           40              Director

--------------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation/Option Committee.

         The principal occupations and brief summary of the background of each Director and executive officer the Company during the past five years is as follows:

         Jack Nelson. Mr. Nelson has been Chairman of the Board since June 1991 and Chief Executive Officer and Treasurer since November 1990. From 1976 through 1993, Mr. Nelson had been engaged in the private practice of law as senior partner with the law firm of Zaslowsky, Marx & Nelson in New York, New York for more than five years prior to December 31, 1993. Since January 1994, he has been employed full-time with the Company. Mr. Nelson serves on the Board of Directors of Advanced Machine Vision, Inc., a publicly traded company (NASDAQ: AMVC). Mr. Nelson holds a B.A. degree from Yeshiva University and J.D. degree from Hofstra University School of Law.

         Robert Spira, M.D. Dr. Spira has been a director of the Company since September 1990, and Vice Chairman since February 1994. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of the New Jersey Society for Gastrointestinal Endoscopy and President-elect of the New Jersey Society of Gastroenterology

         Enrique Levy. Mr. Levy has been President and Chief Operating Officer since October 1995 and a Director since August 31, 1995. From May 1994 to October 1995 he was Manager, manufacturing for Xerox Graphic Systems, Harrison, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of process systems and equipment for the web handling and film and paper coating industries. Prior to 1989, he was President and Chief Executive Officer of Polychrome Corporation, in international manufacturer of supplies to the graphic arts and printing industry. He holds a B.S. in Chemical Engineering from the Louisiana State University.

         Steven J. James. Mr. James has been Chief Financial and Accounting Officer since February 1997. From December 1993 through February 1997, he served a Chief Financial Officer of MDI. Mr. James joined MDI as controller in 1988 and served as MDI's Vice President of Finance from September 1992 to December 1993. Mr. James is a Certified Public Accountant and a member of the AICPA and the Massachusetts Society of CPA's. He is a graduate of Bentley College with a B.S. in Accounting.

         Sol Triebwasser, Ph.D. Dr. Triebwasser has been a director of the Company since July 1984. Until recently, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Thornwood, New York. Since receiving his Ph.D. in physics from Columbia in 1952, he has managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

         Alison Estabrook, M.D. Dr. Estabrook was a director of AMS for the period from August 29, 1996 through November 10, 1997, where upon she became a director of the Company. Since 1992, she has been an Associate Attending Physician at Columbia Presbyterian Hospital and an Associate Professor of Clinical Surgery at Columbia University. From 1985 through 1995, Dr. Estabrook served as Director of the Breast Clinic and since 1991 she has been the Chief of Breast Service at Columbia University. Dr. Estabrook serves on the quality assurance committee of the Division of Breast Surgery at Columbia Presbyterian Hospital. She received the Outstanding Woman Doctor of the Year Award in 1989. Dr. Estabrook holds a B.A. degree from Barnard College and is a graduate of New York University School of Medicine.

         Bernard Weiner, M.D. Dr. Weiner was a director of AMS for the period from June 29, 1995 through November 10, 1997, where upon he became a director of Company. Since

1985, Dr. Weiner has been the Director of Nephrology and Hemodialysis at Westchester Square Medical Center. Since 1980 Dr. Weiner has been Assistant Clinical Professor in the Department of Medicine at Albert Einstein College of Medicine. Dr. Weiner has written articles in several medical publications and is a member of American College of Physicians, the National Kidney Foundation, the American Society of Internal Medicine and the International Society of Nephrology.

         Susan S. Bailis. Ms. Bailis was elected a director of the Company on November 10, 1997. Ms. Bailis has served since 1985 as President and Chief Executive Officer of The A-D-S group, a wholly-owned subsidiary of The Multicare Companies, Inc. ("Multicare"), a NYSE listed company that was acquired by Genesis Health Ventures. Prior to her employment with The A-D-S Group, Ms. Bailis served as Associate Director (1983-1985) and Director of Social Services (1977-1985), of the New England Medical Center. Ms. Bailis serves as President of the Massachusetts Extended Care Federation and a Trustee of Simmons College and also serves as a board member of numerous charitable organizations. She received her B.S. from Brandeis University and her M.S.W. from Simmons College.

         Daniel E. Straus. Mr. Straus was elected a director of the Company on November 10, 1997. Mr. Straus has served as President, Co-Chief Executive Officer and director of Multicare since September 1992. From 1978 to 1984 he was involved in the business of Multicare's predecessors. Mr. Straus received his B.A. degree in 1978 from Columbia University and his J.D. degree in 1981 from the New York University School of Law School.

         All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management."

Board of Directors Meetings and Committees

         The Board of Directors met, either in person or telephonically, twelve times in fiscal 1997. Each of the directors attended or participated in 75% or more of the meetings.

         The Board of Directors has standing Executive, Audit and
Compensation/Option Committees. The Strategic Development Committee, organized on August 31, 1995 was disbanded.

         The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. The Executive Committee met on a bi-weekly basis during fiscal 1997.

         The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls.

In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met once in fiscal 1997.

         The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The Compensation/Option Committee met once in fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 1997. The Company was reimbursed by AMS for a portion of the executive salaries pursuant to the now terminated Shared Services Agreement, as discussed below.

                             Annual Compensation                             Long-Term Compensation
                             -------------------                             ----------------------
                                                                                Awards                       Payouts
                                                                                ------                       -------
                                                                        Restricted       Stock
Name and                                                 Other Annual      Stock        Options          LTIP         All Other
Principal                     Salary          Bonus      Compensation     Award(s)     Award(s)(8)      Payouts     Compensation
Position          Year          ($)            ($)           ($)            ($)           (#)            ($)             ($)
----------------------------------------------------------------------------------------------------------------------------------
Jack
Nelson(1)
Chairman/CEO      1997(4)      247,201           -0-          -0-            -0-          -0-            -0-          16,200(3)
----------------------------------------------------------------------------------------------------------------------------------
                  1996         234,999        50,000          -0-            -0-       25,000            -0-          16,200(3)
----------------------------------------------------------------------------------------------------------------------------------
                  1995         176,250           -0-          -0-            -0-          -0-            -0-          12,150(3)
----------------------------------------------------------------------------------------------------------------------------------
Enrique
Levy
President/COO     1997(4)      242,740           -0-          -0-            -0-          -0-            -0-           8,400(3)
----------------------------------------------------------------------------------------------------------------------------------
                  1996(5)      246,346           -0-          -0-            -0-       25,000            -0-           8,400(3)
----------------------------------------------------------------------------------------------------------------------------------
Steven
James (7)
CFO               1997(4)      215,685           -0-          -0-            -0-        2,500            -0-                -0-
---------------------------------------------------------------------------------------------------------------------------------
David
Gaynor (2)
President/MDI     1997(4)      322,500           -0-          -0-            -0-          -0-            -0-               -0-
----------------------------------------------------------------------------------------------------------------------------------
                  1996         212,538           -0-          -0-            -0-       15,000            -0-           1,500(3)
----------------------------------------------------------------------------------------------------------------------------------
Robert
Kwolyk(6)
VP/Sales&
Marketing         1997(4)      168,490           -0-          -0-            -0-          -0-            -0-               -0-
----------------------------------------------------------------------------------------------------------------------------------
                  1996         170,769           -0-          -0-            -0-          -0-            -0-               -0-
----------------------------------------------------------------------------------------------------------------------------------
                  1995         109,615           -0-          -0-            -0-          -0-            -0-               -0-
----------------------------------------------------------------------------------------------------------------------------------
(1)  Mr. Nelson became a full-time employee beginning January 1, 1994.

(2) Mr. Gaynor became President of MDI beginning December 1, 1995 and terminated his Employment Agreement effective January 31, 1997, whereupon pursuant to the MDI Merger, he received $247,500 in severance, plus accrued salary and vacation pay in the amount of $60,380.

(3) Paid to Mr. Nelson for the purpose of reimbursing him for transportation and other expenses; and to Messrs. Levy, Gaynor and Kwolyk for the purpose of reimbursing them for transportation.

(4) Salary, all other compensation and stock options awarded during the year ended September 30, 1997.

(5) Mr. Levy became President and COO beginning October 1, 1995. Mr. Levy's salary includes a "signing" bonus of $30,000.

(6) Mr. Kwolyk was Vice President, Sales and Marketing until May 1, 1997 when his contract was terminated.

(7) Mr. James became Chief Financial and Accounting Officer on March 31, 1997. Total salary includes $150,000 in satisfaction of severance payments due from the sale of MDI.

(8) These Option numbers take into account the Company's 1-for-10 Reverse Stock Split.

Employment Agreements

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

         Mr. Nelson was granted options to purchase 25,000 shares of the Company's Common Stock, with 5,000 shares, on a post-Reverse Stock Split basis, to vest each year AMS did not grant any stock options as part of Mr. Nelson's employment agreement with AMS. The Nelson Employment Agreements further provide that if Mr. Nelson terminates his employment "for cause" or the Company or AMS, as the case may be, terminates his employment "without cause" (as each such term is defined in the Nelson Employment Agreements), or upon Mr. Nelson's death or disability, Mr. Nelson or his representative shall receive his annual base salary as paid by the Company or AMS, as the case may be for two full years from the date of his termination, less any amounts received under the Company's or AMS' insurance policies, as the case may be. In the event that the Company or AMS, as the case may be, without the consent of Mr. Nelson, assigns its rights and obligations under either of the Nelson Employment Agreements to any company with or into which the Company or AMS may merge or consolidate, or to which the Company or AMS may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company or AMS, and if the assignee was not previously part of a consolidated group with the Company or AMS, then Mr. Nelson may terminate the applicable Nelson Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

         As of September 1995, the Company entered into an Employment Agreement with Enrique Levy (the "Levy Employment Agreement"), employing him as President and Chief Operating Officer of the Company commencing October 1, 1995, through December 31, 2000, at a base salary of $225,000 per annum with a 10% increase in base salary effective during the second year, with any additional increases during the third, fourth and fifth years to be based upon increasing net income of the Company and AMS in excess of the annual budgeted net income. Mr. Levy also received a $30,000 "signing" bonus and is entitled to receive annual cash bonuses based upon Mr. Levy's overall performance and the performance of each of the companies based on a comparison of the actual annual financial results of each of the Company and AMS as compared to budgets for the year. Mr. Levy was also granted options to purchase (i) 25,000 shares of the Common Stock, on a post-Reverse Stock Split basis, of the Company to vest over a three year period and (ii) 40,000 shares of Common Stock of AMS, on a post-merger conversion basis, to vest over a three year period. The Levy Employment Agreement further provides that if Mr. Levy terminates his employment "for cause" or the Company terminates his employment "without cause" (as such term is defined in the Levy Employment Agreement), or upon Mr. Levy's death or disability, Mr. Levy or his representative shall receive his annual base salary for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Levy, assigns its rights and obligations under the Levy Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Levy may terminate the Levy Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

         On November 1, 1996, each member of senior management accepted the opportunity to have the exercise price of all outstanding stock options held by him repriced to the market price of the Company's Common Stock as of August 22, 1996 ($0.50) if, in exchange for such repricing, such member of senior management agreed to defer 17% of his salary for one year, at which time the Compensation Committee would determine whether additional deferrals were necessary. Messrs. Nelson, Levy and Gaynor agreed to the repricing of options held by them on such terms.

         As of March 31, 1997, Steven J. James' employment agreement was amended to provide that upon the MDI Merger, his employment as Vice President of Finance/CFO would be with both Caprius and AMS, instead of MDI, at an annual base salary of $125,000 split between the two companies, terminating on June 30, 1999. Under the terms of the agreement each company granted to him options for the purchase (2,500 shares of the Company's Common Stock on a post-Reverse Stock Split basis and 10,000 shares of AMS Common Stock on a post-conversion basis) of its Common Stock at the market price upon the respective date of grant. The change of control provisions in his employment agreement were terminated upon payment of $150,000 to Mr. James in satisfaction of the application of such provisions to the MDI Merger.

         Upon the Merger, the Company assumed all obligations pursuant to the above employment agreements.

         The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangement under which any executive officers are entitled to participate without similar participation by other employees.

--------------------------------------------------------------------------------

Option/SAR Grants in Last Fiscal Year

                                                                                     Potential Realizable Value
                                                                                     at Assumed Annual Rates of       Alternative
                                    Individual                                        Stock Price Appreciation         to (f) and
                                      Grants                                            for Option Term               (g) Grant
                                                                                                                      Date Value
 (a)                  (b)             (c)                (d)               (e)            (f)           (g)               (h)
                                  % of Total
                   Number of         Options/        Exercise on                                                      Grant Date
                   Securities      SARS Granted      Base Price        Expiration                                      Present
 Name              Underlying      to Employees        ($/Sh)              Date            5%            10%            Value
                    Option/          in Fiscal                                            ($)            ($)              ($)
                  SARs Granted         Year
                      (#)
                      (1)                               (1)
--------------------------------------------------------------------------------
Jack Nelson            -0-
Enrique Levy           -0-
Steven James          2,500           100.0             .50              9/8/02        $2,000          $3,000             0
David Gaynor           -0-
Robert Kwolyk          -0-

(1) Reflects the Company's 1-for-10 Reverse Stock Split.

                       Fiscal Year End Option Value

                                                        Value of Unexercised In-
                      Number of Unexercised Options       the-Money Options at
                             at Sept. 30, 1997              Sept. 30, 1997
Name                     Exercisable/Unexercisable*          Exercisable
----                     --------------------------          -----------

Jack Nelson...........          35,000/15,000                   $ 0
David Gaynor (1)......            24,179/0                        0
Steven J. James.......             5,800/0                        0
Robert Kwolyk(2)......            20,000/0                        0
Enrique Levy..........          8,333/16,667                      0

* After the effect of the 1-for-10 Reverse Stock Split.

(1)  Employment Agreement terminated January 31, 1997.
(2)  Employment Agreement terminated May 1, 1997.


Compensation of Directors

         Directors who are employees of the Company are not paid any fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. Although non-employee Directors do not receive Board fees, they are entitled to Options to purchase shares of the Company's Common Stock. Each person that becomes a member of the Board is granted Options to purchase 15,000 shares of Common Stock. Thereafter, a Director is granted Options to purchase 10,000 shares annually if that person has been a Director of the Company for more than six months. Pursuant to the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan"), which was amended in December 1997, the number of shares available under the 1993 Directors Plan has been increased to 200,000 shares, on a post-Reverse Stock Split basis. See "Submission of Matters to a Vote of Security Holders."

Compensation Committee Interlocks and Insider Participation

         The members of the Company's Compensation/Option Committee are Robert Spira, M.D., Bernard Weiner, M.D. and Daniel E. Straus, none of whom is an executive officer or employee of the Company or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth, as of December 31, 1997, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group:


  Name and Address of Beneficial       Position with Company          Amount and Nature of           Percentage of Common Stock
  Owner                                                             Beneficial Ownership (1)
----------------------------------- ----------------------------   -----------------------------     ----------------------------
Jack Nelson                         Chairman of the Board;                  219,500 (2)                          2.8%
                                    Chief Executive Officer
                                    Treasurer
Enrique Levy                        President; Chief Operating              122,000 (3)                          1.6%
                                    Officer; Director
Steven J. James                     Chief Financial and                     16,300  (4)                          *
                                    Accounting Officer
Robert Spira, M.D.                  Director                                18,417  (5)                          *
Sol Triebwasser, Ph.D.              Director                                18,750  (6)                          *
Alison Estabrook, M.D.              Director                                 6,500  (7)                          *
Bernard Weiner, M.D.                Director                                 8,250  (8)                          *
Susan S. Bailis                     Director                                     0  (9)                          *
Daniel E. Straus                    Director                                     0 (10)                          *
All directors and executive                                                409,717                               5%
officers as a group (9 persons)

                                    (3)(4)(5)(6)(7)(8)(9)(10)

------------------------------
*    Less than one percent (1%).

(1) All shares of Caprius Common Stock are beneficially owned, and the sole voting and investment power is held by the persons named, except as set forth in the notes below. A person is deemed to be the beneficial owner of shares that can be acquired within 60 days of the date of this table upon exercise of options or warrants.

(2) Includes 32,500 shares owned and 99,000 shares underlying presently exercisable options granted under the 1993 Employee Stock Option Plan (the "1993 Employee

     Plan"). Excludes (i) 30,200 shares owned by Mr. Nelson's wife and children, as to which shares he disclaims beneficial ownership, and (ii) 39,000 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder. Underlying options include 88,000 options granted under the 1993 Employee Plan pursuant to the Merger.

(3) Includes 12,000 shares owned and 50,000 shares underlying presently exercisable options granted under the 1993 Employee Plan. Excludes 35,000 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder. Underlying options include 60,000 options granted under the 1993 Employee Plan pursuant to the Merger.

(4) Includes 16,300 shares underlying presently exercisable options granted under the 1993 Employee Plan including 10,000 options granted under the 1993 Employee Plan pursuant to the Merger.

(5) Includes 18,417 shares underlying options presently exercisable granted under the Incentive and Non-Qualified Stock Option Plan (the "1983 Plan") and the 1993 Directors Plan and excludes 7,583 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable. Underlying options include 14,000 options granted under the 1993 Directors Plan pursuant to the Merger.

(6) Includes 18,750 shares underlying options presently exercisable granted under the 1983 Plan and the 1993 Directors Plan and excludes 2,250 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable. Underlying options include 14,000 options granted under the 1993 Directors Plan pursuant to the Merger.

(7) Includes 6,500 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 7,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable, all of which were granted under the 1993 Directors Plan pursuant to the Merger.

(8) Includes 8,250 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 5,750 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable, all of which were options granted under the 1993 Directors Plan pursuant to the Merger.

(9) Includes 15,750 shares underlying options presently exercisable granted under the 1983 Plan and the 1993 Directors Plan and excludes 2,250 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable. Underlying options include 14,000 options granted under the 1993 Directors Plan pursuant to the Merger.

(10) Includes 15,750 shares underlying options presently exercisable granted under the 1983 Plan and the 1993 Directors Plan and excludes 2,250 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable. Underlying options include 14,000 options granted under the 1993 Directors Plan pursuant to the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Agreements with AMS. The Company was party to several agreements with AMS which were terminated at or before the consummation of the Merger. Pursuant to the License Agreement, dated July 29, 1992, between the Registrant and AMS (the "License Agreement"), the Company licensed AMS proprietary technology for the MRI breast imaging system. For such license, AMS paid $1,680,000 and issued to the Company 4,000,000 shares of AMS Common Stock, of which 2,750,000 shares were subject to an Escrow Agreement, among the Company, AMS and American Stock Transfer & Trust Company, which was terminated on May 1, 1997. In order to share common expenses and functions, on January 25, 1993 the Company and AMS entered into a shared services agreement (the "Shared Services Agreement"). The original Shared Services Agreement was replaced by a subsequent Shared Services Agreement on August 29, 1996. Both the License Agreement and the Shared Services Agreement were terminated upon consummation of the Merger.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)(1)   The following financial statements are filed herewith:

         Independent Auditors' Report

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Financial Statements

(a)(2) The following Financial Statement Schedules are filed herewith: None. All schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

(a)(3)   Exhibits, including those incorporated by reference:


Exhibit No.        Description
-----------        -----------

2.1 Agreement and Plan of Merger among Registrant, ANMR Acquisition Corp. and MDI, dated May 2, 1995 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus to Registrant's Registration Statement on Form S-4, declared effective August 3, 1995 (File No. 33-95302)("Registrant's Form S-4").

2.2 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, MDI, MDI Acquisition Corporation and US Diagnostic (incorporated by reference to Exhibit 1 to Registrant's Report of Form 8-K filed January 23, 1997).

 2.3 Agreement and Plan of Merger, dated as of June 23, 1997, among Registrant, ANMR/AMS Merger Corp. and AMS (incorporated by reference to Annex A to the Joint Proxy Statement Prospectus that forms part of Registrant's Registration Statement on Form S-4 filed on October 9, 1997).

 3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3 filed with Registrant's Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 2-084785 ("Registrant's Form S-2")).

Exhibit No.        Description
-----------        -----------

3.2 Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant's Form S-4).

3.3 Amendment to Certificate of Incorporation of Registrant, filed August 31, 1995 (incorporated by reference to Exhibit
                   3.1 to Registrant's Form 8-K for an event of August 31, 1995 (the "August 1995 Form 8-K")).

3.4 Amendment to Certificate of Incorporation of Registrant, filed September 21, 1995 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the nine months ended September 30, 1995 (the "ANMR 1995 Form 10-K")).

3.4.1 Amendment to Certificate of Incorporation of Registrant, dated November 10, 1997 (incorporated by reference to Registrant's Report on Form 8-K, filed November 20, 1997).

3.4.2 Certificate of Merger, dated November 10, 1997 (incorporated by reference to Registrant's Report on Form 8-K, filed November 20, 1997). 3.5 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).

 4.1.1 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4 to the August 1995 Form 8-K).

 4.1.2 Form of Warrant Certificate (incorporated by reference to Annex B to the Registrant's Form S-4).

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

4.5 Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to the Registrant's Report on Form 8-K, filed on March 31, 1996).

4.6 Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Registrant's Report of Form 8-K, filed September 2, 1997).

10.1 Registrant's 1983 Incentive and Non-Qualified Stock Option Plan, Amended and Restated as of February 1, 1988, and form of incentive stock option (incorporated by reference to Exhibit 10.4 to Registrant's Form S-2).

10.2 Registrant's 1993 Employee Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.3 Registrant's 1993 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit B of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.4.1 Amended and Restated Agreement between the Registrant and GE, dated November 30, 1989 (incorporated by reference to Exhibit
                   10.6 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.4.2 Amended 1989 Agreement with GE, dated March 5, 1993 (incorporated by reference to Exhibit 10.12 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.4.3 Amended 1993 Agreement with GE, dated March 5, 1993 (incorporated by reference to Exhibit 10.4.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "ANMR 1994 Form 10-K")).

10.4.4 1994 Agreement between Registrant and GE, dated July 29, 1994 (incorporated by reference to Exhibit 10.4.5 to Registrant's Form S-4).

10.4.6 Purchase Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.1 to Registrant's Report of Form 8-K, filed September 2, 1997).

10.4.7 Registration Rights Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit
                   10.2 to the Registrant's Report on Form 8-K, filed September 2, 1997).

10.4.8 Stockholders Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K, filed September 2,
                   1997).

10.4.9 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K, filed September 2, 1997).

10.4.10 License Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K, filed September 2,
                   1997).

10.5 Employment Agreement between Registrant and Jack Nelson, dated as of December 6, 1993 (incorporated by reference to Exhibit 10.5 filed with the ANMR 1994 Form 10-K).

10.6 Employment Agreement among Registrant, AMS and Enrique Levy, dated September 17, 1995 (incorporated by reference to the ANMR 199k Form 10-K).

10.7 Employment Agreement between Registrant and Robert L. Kwolyk, dated as of April 25, 1994 (incorporated by reference to Exhibit 10.8 to Registrant's Form S-4).

10.8 Employment Agreement among Registrant, MDI and John A. Lynch, dated May 2, 1995 (incorporated by reference to Exhibit 47 to MDI's Schedule 14D-9 (Amendment No. 18) filed on May 3,
                   1995).

10.9 Lease Agreement between Registrant and John T. Spinelli, dated May 5, 1991 (incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.10 License Agreement between Registrant and AMS, dated July 29, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Form S-2).

10.11 Shared Services Agreement between Registrant and AMS dated August 29, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.12 Escrow Agreement among Registrant, AMS and American Stock Transfer & Trust Company, dated December 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Form S-2).

10.13 Loan and Security Agreement, dated as of August 31, 1995, between MDI and Chemical Bank (without exhibits) (incorporated by reference to Exhibit 10.2 to the August 1995 Form 8-K).

10.14 Guaranty and Security Agreement, dated as of August 31, 1995, between Registrant and Chemical Bank (without exhibits) (incorporated by reference to Exhibit 10.3 to the August 1995 Form 8-K).

10.15 Guaranty and Security Agreement, dated as of August 31, 1995, between certain subsidiaries of MDI and Chemical Bank (without exhibits) (incorporated by reference to Exhibit 10.4 to the August 1995 Form 8-K).

10.16 Pledge Agreement, dated as of August 31, 1995, between Registrant and Chemical Bank (incorporated by reference to Exhibit 10.5 to the August 1995 Form 8-K).

10.17 Pledge Agreement, dated as of August 31, 1995, between MDI and Chemical Bank (incorporated by reference to Exhibit 10.6 to the August 1995 Form 8-K).

10.18 Amended and Restated Joint Venture Agreement among MDI and Medical Imaging Partners, L.P., dated August 6, 1990 (incorporated by reference to Exhibit 10(b)(1) to MDI's Registration Statement on Form S-1 as amended on October 30, 1991 (File No. 33-42748) (the "MDI Registration Statement")).

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

10.43 Purchase and Sale Agreement dated November 17, 1994 between MDI Rehab, Inc. and MVA Center for Rehabilitation, P.C. (incorporated by reference to Exhibit 2 to MDI's Report on Form 8-K filed on February 15, 1995).

10.44 Amended Management Agreement between MDI and ICI dated October 30, 1987 and amended October 1, 1991 (incorporated by reference to Exhibit 10(a)(1) and 10(a)(2) to the MDI Registration Statement).

10.45 Key Employment Agreement between MVA Rehabilitation Associates and Eric T. Shebar, M.D. dated as of January 31, 1995 (incorporated by reference to Exhibit 10(b) to MDI's Report on Form 8-K filed on February 15, 1995).

10.46 Amended and Restated Agreement of Partnership of MVA Rehabilitation Associates (incorporated by reference to Exhibit 10(a) to MDI's Report on Form 8-K filed on February 15, 1995).

10.47 Employment Agreement, dated December 20, 1995, between ANMR and Jack Nelson (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.48 Employment Agreement, dated December 1, 1995, between MDI and David Gaynor. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.49 Form of Regulation S Securities Subscription Agreement relating to the Company's Series A Preferred Stock (incorporated by reference to the Company's current report on Form 8-K, dated March 31, 1996).

21*                List of Company's subsidiaries.

23* Consent of Richard A. Eisner & Company, LLP, independent public accountants for Company.

27*                Financial Data Schedule.

(b)  Reports on Form 8-K

     On August 6, 1997, the Company filed a Form 8-K/A, to amend the February 27, 1997 Form 8-K which reflects a change in accounting for the May 1996 issuance of Convertible Preferred Stock and Debentures.

     On September 2, 1997, the Company filed a Form 8-K announcing agreements with GE, whereby (i) GE purchased all of the Company's 3T, 4T and InstaScan business, (ii) GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000, (iii) the Company and GE entered into a license agreement pursuant to which the Company granted certain license rights to GE, and
     (iv) the Company and GE entered into releases of any claims either may have had against the other.

     On September 22, 1997, the Company filed a Form 8-K/A to amend pro forma financial information to reflect a change in accounting for the Series B Preferred Stock issued to GE.

     On October 16, 1997, the Company filed a Form 8-K announcing the Raytel Settlement.

     On November 20, 1997, the Company filed a Form 8-K announcing (i) the closing of the Merger, (ii) the approval by the Company's stockholders of the one-for-ten Reverse Stock Split, which was a condition of the Merger, and (iii) the approval by the Company's stockholders of the change of the Company's name from "Advanced NMR Systems, Inc." to "Caprius, Inc."

-------------------
*  Filed herewith

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January 1998.

                                 CAPRIUS, INC.

                                    By: /s/ Jack Nelson
                                    Name:   Jack Nelson
                                    Title:  Chairman, Chief Executive Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ Jack Nelson                Chairman of the Board,         January 12, 1998
    Jack Nelson                 Chief Executive
                               Officer and Treasurer

/s/ Enrique Levy               President, Chief Operating
Enrique Levy                   Officer and Director           January 12, 1998

/s/ Robert Spira               Vice Chairman of the Board     January 12, 1998
Robert Spira, M.D.

/s/ Steven J. James            Chief Financial and
Steven J. James                Accounting Officer             January 12, 1998

/s/ Sol Triebwasser            Director                       January 12, 1998
Sol Triebwasser, Ph.D.

/s/ Alison Estabrook           Director                       January 12, 1998
Alison Estabrook, M.D.

/s/ Bernard Weiner             Director                       January 12, 1998
Bernard Weiner, M.D.

/s/ Susan S. Bailis            Director                       January 12, 1998
Susan S. Bailis

/s/ Daniel E. Straus           Director                       January 12, 1998
Daniel E. Straus

                         CAPRIUS, INC. AND SUBSIDIARIES

                                  - I N D E X -
                                  -------------


                                                                          PAGE
                                                                        NUMBER
                                                                        ------

INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED BALANCE SHEETS                                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-6

NOTES TO FINANCIAL STATEMENTS                                              F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Caprius, Inc.

         We have audited the accompanying consolidated balance sheets of Caprius, Inc. (formerly Advanced NMR Systems, Inc.) and subsidiaries as at
September 30, 1997 and September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended September 30, 1997 and September 30, 1996 and the nine months ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and subsidiaries at September 30, 1997 and September 30, 1996, and the results of their operations and their cash flows for the years ended September 30, 1997 and September 30, 1996 and the nine months ended September 30, 1995 in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP
Cambridge, Massachusetts
November 28, 1997

                                             CAPRIUS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

ASSETS                                                     September 30, 1997                     September 30, 1996
------                                                     ------------------                     ------------------

Current assets:
     Cash and cash equivalents..........................         $ 9,752,768                          $  3,287,880
     Cash, restricted (Note J)..........................           1,744,967                                     0
     Accounts receivable, net of reserve for bad
     debts of $612,500 at September                                2,691,858                             8,015,083
     30, 1997 and $2,459,000 at September 30, 1996......
     Inventory..........................................                                                   526,597
     Other current assets...............................             163,433                             1,002,846
                                                                 -----------                          ------------
                  Total current assets...................         14,353,026                            12,832,406
                                                                 -----------                          ------------
Equipment, building, furniture and leasehold improvements
(Note C):
     Medical equipment...................................            494,725                             8,633,505
     Office furniture and equipment......................            624,245                               685,133
     Other equipment.....................................             48,597                               899,983
     Leasehold improvements..............................            751,394                             1,912,115
     Building............................................                  0                               210,739
                                                                 -----------                          ------------
                                                                   1,918,961                            12,341,475
     Less:  accumulated depreciation and amortization....            618,263                             2,759,911
                                                                 -----------                          ------------
                                                                   1,300,698                             9,581,564
                                                                 -----------                          ------------
Goodwill, net of accumulated amortization (Note J).......          2,383,377                            26,205,525
Investment in and advances to unconsolidated subsidiary
(Note G).................................................          1,525,387                             1,440,191
Other....................................................            272,113                               664,844
                                                                 -----------                          ------------
TOTAL....................................................        $19,834,601                          $ 50,724,530
                                                                 ===========                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................     $    462,118                          $  1,870,274
     Accrued expenses......................................          949,277                             2,335,028
     Accrued compensation..................................          212,522                               762,028
     Due to shareholders...................................                0                                46,102
     Current portion of long-term debt and capital lease
     obligations (Note C)                                            550,000                            14,495,637
     Other current liabilities.............................                0                                59,326
                                                                 -----------                          ------------
          Total current liabilities........................        2,173,917                            19,568,395
                                                                 -----------                          ------------

Long-term debt and capital lease obligations,
less current portion (Note C).......                                337,500                              5,682,719

Minority interest in net assets of consolidated entities...               0                              1,654,993
Commitments and contingencies (Note E)
Stockholders' equity (Note F):
     Preferred stock, $.01 par value; authorized
     1,000,000 shares:
     Class A, issued none in 1997 and 2,194 shares
     in 1996
     Class B, convertible; issued 27,000 shares in                                                              22
     1997 (liquidating preference $2,700,000)..............       2,700,000
     Common stock, $.01 par value; authorized, 50,000,000
     shares; issued,
     4,374,763 shares in 1997 and 3,418,078 shares
     in 1996....................                                      43,748                                34,181
     Additional paid-in capital............................       56,170,271                            55,700,283
     Accumulated deficit...................................       41,588,585)                          (31,913,813)
                                                                  -----------                        -------------
                                                                  17,325,434                            23,820,673
     Less:  treasury stock, at cost -22,500 common shares..            2,250                                 2,250
                                                                 -----------                          ------------
          Total stockholders' equity.......................       17,323,184                            23,818,423
                                                                 -----------                          ------------
TOTAL......................................................      $19,834,601                          $ 50,724,530
                                                                 ===========                          ============
The accompanying notes to financial statements are an
integral part hereof.


                                                   CAPRIUS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                   Nine Months Ended
                                                                       Year Ended September 30,                      September 30,
                                                             1997                 1996               1995                1995
                                                          ------------        -----------         -----------         -------------
Revenues:                                                                                         (unaudited)
   Net patient service revenue...............             $12,436,463         $25,480,813         $1,934,322           $1,934,322
   Management fees and other.................                 287,315             653,425             40,220               40,220
                                                          -----------         -----------          ---------           ----------
   Total revenues............................              12,723,778          26,134,238          1,974,542            1,974,542
                                                          -----------         -----------         ----------           ----------
Operating expenses:
   Cost of service operations................               8,914,513          16,205,961          1,203,497            1,203,497
   Research and development..................                       -                   -            940,141              664,786
   Selling, general and administrative.......               3,869,788           4,254,964          2,449,364            2,002,075
   Provision for bad debt and collection
   costs.....................................                 926,507           2,126,471            162,377              162,377
                                                              -------           ---------            -------              -------
   Total operating expenses..................              13,710,808          22,587,396          4,755,379            4,032,735
                                                           ----------          ----------          ---------            ---------
Operating income (loss) from continuing
   operations................................               (987,030)           3,546,842         (2,780,837)          (2,058,193)
Loss on sale of imaging business.............             (9,515,903)                   -                  -                    -
Other income (Note F)........................                 214,120             126,263            579,758              579,758
Interest income..............................                 274,593             212,814            195,191              265,208
Interest expense.............................               (977,909)          (1,847,910)          (139,020)            (139,020)
                                                            ---------          -----------          ---------            ---------
Income (loss) from continuing operations                 (10,992,129)           2,038,009         (2,144,908)          (1,352,247)
   before minority interests, equity in loss
   of subsidiary and provision for income
   taxes.....................................

Minority interests in net (income) losses                   (202,234)          (1,005,831)           783,520              569,354
   of consolidated entities...............
Equity in net loss of unconsolidated subsidiary..         (1,304,496)          (2,373,580)                 -                    -
                                                          -----------          -----------                 -                    -
Loss from continuing operations before                   (12,498,859)          (1,341,402)        (1,361,388)            (782,893)
   provision   for income taxes...............
Provision for income tax benefit (expense)...                 103,444            (42,288)                  -                    -
                                                              -------            --------         ----------            ----------
Loss from continuing operations..............            (12,395,415)         (1,383,690)         (1,361,388)            (782,893)

Discontinued operations (Note K) Income                         30,181         (3,928,706)         (2,521,580)            (894,865)
   (loss) from operations of discontinued
   division..................................

Income (loss) on disposal of discontinued
   division..................................               2,690,462         (3,510,563)                  -                    -
                                                            ---------         -----------         ------------          ----------
Net loss.....................................            $(9,674,772)        $(8,822,959)        $(3,882,968)        $(1,677,758)
                                                        =============       =============        ============        ============
Income (loss) per common share:
Loss from continuing operations..............                 $(3.00)              $(.45)             $(.57)               $(.32)
Loss from operations of discontinued division                     .01              (1.28)             (1.05)                (.37)
Income (loss) on disposal of discontinued
   division..................................                     .65              (1.15)                  -                    -
                                                              -------              ------            -------        -------------
Net loss per share...........................                 $(2.34)             $(2.88)            $(1.62)               $(.69)
                                                       ==============       ============         ===========        ==============
Weighted average number of common shares                    4,126,587           3,058,332          2,402,065           2,424,390
   outstanding

   The accompanying notes to financial statements are an integral part hereof.



                                                   CAPRIUS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Common Stock                    Preferred Stock
                                                 ------------                    ---------------

                                                                                                               Additional
                                             Shares          Amount           Shares         Amount           Paid-in Capital

Balance-- December 31, 1994 ..........       2,377,954     $ 23,780               -        $      -           $ 39,215,127
 Exercise of stock options ...........           1,512           15               -               -                  9,816
 Cancellation of common stock
 issued for services (Note F).........          (6,300)         (63)              -               -               (392,187)
 Increase in proportionate ...........               -            -               -               -              1,769,259
 share of Subsidiary's
 equity related to sale
 Of subsidiary's stock (Note F) ......
 Cancellation of note received
 for Stock issued (Note F)............         (25,000)        (250)              -               -               (687,250)

 Common stock issued related
 to Service business .................
 acquisition (Note J) .................         667,016        6,670               -               -             18,603,290
 Net loss for the period .............               -            -               -               -                      -
                                             ---------    ---------        --------        --------             ----------
Balance-- September 30, 1995 .........       3,015,182     $ 30,152               -        $      -           $ 58,518,055

 Exercise of stock options ..........          10,749          108                -               -                130,559
 Issuance of convertible
 preferred stock (Note F) ...........               -            -            3,700              37              3,316,608

 Increase in proportionate
 share of subsidiary's
 equity related to sale of
 subsidiary's stock (Note F) .........              -            -                -               -                633,404

 Cumulative effect of change
 in accounting for
 subsidiary from
 consolidation to the equity
 method Note G)......................               -            -               -               -              (8,670,367)

 Conversion of preferred
 stock (Note F) .....................         392,147        3,921          (1,506)            (15)                 (3,906)

 Deemed preferred stock
 dividend Related to
 beneficial conversion
 Feature of convertible
 preferred Stock ....................               -            -               -                -              1,233,230

 Increase in proportionate
 share of Subsidiaries capital.......               -            -               -                -                542,700

 Net loss for the period .............              -            -               -                -                      -
                                             --------       ------          ------             ----             ----------
Balance-- September 30, 1996 .........      3,418,078    $  34,181           2,194               22           $ 55,700,283

Issuance of redeemable
  preferred stock (Note F) ...........              -            -          27,000        2,700,000                      -

Increase in proportionate share
  of Subsidiary's equity
  related to sale of
  subsidiary's stock (Note F).........              -            -               -                -                934,615

Change in ownership in ...............
  subsidiary (Note G) ................              -            -               -                -               (455,082)

Conversion of preferred
  stock (Note F) .....................         956,685       9,567          (2,194)             (22)                (9,545)

Net loss for the period ..............               -           -               -                -                      -
                                             ---------      ------          ------        ---------                 ------
Balance-- September 30, 1997..........       4,374,763    $ 43,748          27,000      $ 2,700,000            $56,170,271
                                           ===========    ========          ======      ===========            ===========


                                                              Treasury Stock
                                                              --------------
                                            Note
                                       Receivable For
                                        stock Issued         Accumulated Deficit      Shares         Amount            Total

Balance-- December 31, 1994 ..........  $ (687,500)              $(28,850,233)         22,500      $  (2,250)        $  9,698,924
 Exercise of stock options ...........           -                          -               -              -                9,831
 Cancellation of common stock
 issued for services (Note F).........           -                          -               -              -             (392,250)
 Increase in proportionate ...........           -                          -               -              -            1,769,259
 share of Subsidiary's
 equity related to sale
 Of subsidiary's stock (Note F) ......
 Cancellation of note received
 for Stock issued (Note F)............     687,500                         -                -              -                    -

 Common stock issued related
 to Service business .................
 acquisition (Note J) .................           -                         -                -              -           18,609,960
 Net loss for the period .............           -                (1,677,758)               -              -           (1,677,758)
                                          --------                -----------      ----------        ---------         -----------
Balance-- September 30, 1995 .........  $        -              $(30,527,991)          22,500      $  (2,250)        $ 28,017,966

 Exercise of stock options ..........            -                         -                -              -              130,667
 Issuance of convertible
 preferred stock (Note F) ...........            -                         -                -              -            3,316,645

 Increase in proportionate
 share of subsidiary's
 equity related to sale of
 subsidiary's stock (Note F) .........           -                         -                -              -              633,404

 Cumulative effect of change
 in accounting for
 subsidiary from
 consolidation to the equity
 method Note G)......................            -                 8,670,367                -             -                     -

 Conversion of preferred
 stock (Note F) .....................            -                         -                -             -                     -

 Deemed preferred stock
 dividend Related to
 beneficial conversion
 Feature of convertible
 preferred Stock ....................            -                (1,233,230)               -            -                      -

 Increase in proportionate
 share of Subsidiaries capital.......            -                         -                -            -                542,700

 Net loss for the period .............           -                (8,822,959)               -            -             (8,822,959)
                                          --------                -----------        ----------      --------       -----------
Balance-- September 30, 1996 .........    $      -              $(31,913,813)          22,500        $(2,250)        $ 23,818,423

Issuance of redeemable
  preferred stock (Note F) ...........           -                         -                -             -             2,700,000

Increase in proportionate share
  of Subsidiary's equity
  related to sale of
  subsidiary's stock (Note F).........           -                         -               -              -               934,615

Change in ownership in ...............
  subsidiary (Note G) ................           -                         -               -              -             (455,082)

Conversion of preferred
  stock (Note F) .....................           -                         -               -              -                    -

Net loss for the period ..............           -                (9,674,772)              -              -           (9,674,772)
                                          --------               -----------            ----           ----          -----------
Balance-- September 30, 1997..........  $                       $(41,588,585)         22,500       $ (2,250)        $ 17,323,184
                                        ==========              =============         ======       =========        ============




The accompanying notes to financial statements are an integral part hereof.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Nine Months
                                                                         Year Ended                              Ended
                                                                        September 30,                        September 30,
                                                             -------------------------------------------     -------------
                                                                                                 1995
Cash flows from operating activities:                         1997             1996           (unaudited)         1995
                                                          -------------    -------------    -------------    -------------
  Net loss ............................................   $ (9,674,772)    $ (8,822,959)    $ (3,882,968)    $ (1,677,758)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
  Minority interest in net income (loss) of ...........        202,234        1,005,831          783,520         (569,353)
       subsidiaries
  Equity in loss of unconsolidated subsidiary .........      1,304,496        2,373,580             --               --
  Loss (gain) on disposal of discontinued operations ..     (2,690,462)       3,510,563             --               --
  Loss on sale of imaging business ....................      9,515,903             --               --               --
  Depreciation and amortization .......................      1,271,862        3,373,278          779,007          633,948
  Gain on sale of assets ..............................           --           (174,891)            --               --
  Common stock and warrant for services cancelled .....           --               --           (357,250)        (392,250)
  Changes in assets and liabilities:
       Accounts receivable, net .......................        146,143        1,726,809         (667,558)        (669,710)
       Inventories ....................................        526,597          (50,949)      (1,131,285)        (360,735)
       Other assets ...................................        481,301          249,001          (49,174)          25,193
       Accounts payable and accrued expenses ..........     (1,499,325)      (2,375,539)         267,211          780,867
                                                          -------------    -------------    -------------    -------------
  Net cash provided by (used) in operating activities .       (416,023)         814,724       (4,258,497)      (2,229,798)
                                                          -------------    -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of imaging and rehabilitation business .....     (1,500,000)        (254,249)     (12,055,201)
  (Note J)
  Proceeds from sale of equipment .....................           --            344,527             --               --
  Proceeds from sale of imaging business ..............      7,800,297             --               --               --
  Proceeds from sale of discontinued division .........      2,432,580             --               --               --
  Cash of formerly consolidated subsidiary (Note G) ...           --         (1,832,563)            --               --
  Advances to unconsolidated subsidiaries .............       (910,159)            --               --               --
  Patent costs ........................................           --            (39,998)        (137,172)         (91,057)
  Purchase of equipment, furniture and leaseholds .....     (2,711,873)      (5,537,275)        (254,056)        (198,328)
  improvements
  Other Assets ........................................        118,821             --               --               --
                                                          -------------    -------------    -------------    -------------
Net cash provided by (used) in investing activities ...      5,229,666       (7,319,558)     (12,344,586)
                                                          -------------    -------------    -------------    -------------
Cash flows from financing activities:
  Exercise of stock options ...........................           --            130,667            9,831            9,831
  Proceeds from issuance of preferred stock (Note F) ..           --          3,316,645             --               --
  Proceeds from issuance of redeemable preferred stock       2,700,000             --               --               --
  (Note F)
  Proceeds from issuance of long-term debt ............      3,142,707        3,949,658       13,500,000       13,500,000
  Repayment of long-term debt and capital lease .......     (1,975,834)      (4,324,764)        (219,731)        (222,772)
  obligations
  Distributions to minority interests .................       (470,661)        (822,000)         (37,500)         (37,500)
  Contributions from minority interests ...............           --               --             67,593           67,593
  Sale of subsidiary stock ............................           --               --          3,909,400        3,199,885
  Payments received on note receivable (Note F) .......           --               --            110,000             --
                                                          -------------    -------------    -------------    -------------
  Net cash provided by financing activities ...........      3,396,212        2,250,206       17,339,593       16,517,037
                                                          -------------    -------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                             8,209,855       (4,254,628)         634,667        1,942,653

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........      3,287,880        7,542,508        6,907,841        5,599,855
                                                          -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $ 11,497,735     $  3,287,880     $  7,542,508     $  7,542,508
                                                          =============    =============    =============    =============
Supplemental disclosures of cash flow information:
  Interest paid during the period .....................   $    977,909     $  1,842,591     $     50,584     $     47,390
  Additions to capital leases .........................           --       $  1,870,874             --               --

The accompanying notes to financial statements are an integral part hereof.

(NOTE A) - Business
-------------------

         Caprius, Inc. ("Caprius" or the "Company") (formerly Advanced NMR Systems, Inc.) was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger with Advanced Mammography Systems, Inc. ("AMS"), the company is now developing, marketing and commercializing a dedicated MRI system for breast imaging known as the Aurora system and in September 1997 opened its first breast imaging center at the Faulkner-Sagoff Center for Breast Health Care in Boston, Massachusetts ("Faulkner Center"). The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

         Effective November 10, 1997, the Company completed a merger with AMS, whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of Caprius, and became a wholly owned subsidiary of Caprius (the "Merger"). In connection with the Merger, the Company effected a one-for ten reverse stock split, which is shown retroactively in the accompanying financial statements. AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system. AMS obtained its mammography technology from Caprius and retained certain rights to other dedicated MRI systems utilizing the technology rights. AMS then completed an initial public offering of its securities in 1993 generating net cash proceeds of approximately $7.4 million. Subsequently, certain warrants and options were exercised, AMS closed a private placement and 2,750,000 shares of AMS common stock owned by Caprius were forfeited from escrow, such that the Company's interest in AMS was approximately 14% immediately preceding the merger.

         On February 27, 1997, Medical Diagnostics, Inc. ("MDI") a wholly owned subsidiary of Caprius merged (the "MDI Merger") MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic, Inc. ("US Diagnostics") and became a wholly-owned subsidiary of US Diagnostic. The Company had acquired MDI, which provided imaging and Rehabilitation Services, on August 31, 1995. Pursuant to the US Diagnostic merger, Caprius retained three rehabilitation centers formerly operated by MDI. At the time of the sale of MDI to US diagnostic, Caprius was in covenant default under its credit agreement with its senior lender. Caprius sold MDI principally to pursue its strategy of developing and installing its breast imaging system and to repay all the indebtedness to the senior lender. Accordingly, the covenant defaults are no longer applicable.

         In August 1996, Caprius announced a new strategic direction to focus on the development of breast imaging centers and on its Imaging and Rehabilitation Services businesses. From its inception through November 1992, the Company engaged exclusively in research and development activities for its InstaScan ultrafast magnetic resonance imaging system. The Company had also provided very high field MRI systems for clinical applications and advanced research through its agreements with GE Medical Systems ("GEMS"). In 1992, Caprius received FDA clearance and commenced commercial marketing activities up until August 1996, when the Company discontinued the manufacture of its InstaScan product because of the lack of sales of the product. On August 18, 1997, Caprius and General Electric ("GE") entered into a purchase agreement whereby GE purchased all inventory, equipment, and other assets, and assumed liabilities relating to the 3T, 4T and InstaScan business, in exchange for $2,432,580 in cash and the purchase by GE of $2.7 million stated value of a newly issued class of convertible redeemable preferred stock.

(NOTE B) - Summary of Significant Accounting Policies
-----------------------------------------------------

         [1] Principles of consolidation:

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its  wholly  owned   subsidiaries  All  significant   intercompany
transactions have been eliminated in consolidation.

         [2] Revenue recognition:

         The breast imaging and rehabilitation services business recognizes revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMO's and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided

         [3] Cash equivalents:

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

         Asset Classification                        Useful Lives
         --------------------                        ------------
         Medical and other equipment                 5-8 years
         Office furniture and equipment              5 years
         Leasehold improvements                      Term of lease
         Building                                    30 years

         [6] Patents and goodwill:
         -------------------------

         All patent costs have been written off in connection with the discontinued Imaging Systems business segment. Goodwill as of September 30, 1997 is related to the Company's Rehabilitation Services business. The Company periodically reviews the carrying amount of goodwill to determine whether an impairment has been incurred based on undiscounted future cash flows.

         [7] Net loss per share:
         -----------------------

         Net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of net loss per common share.

         [8] Minority interests in net income (losses) of consolidated entities
         ----------------------------------------------------------------------

         Minority interests in net income (losses) of consolidated entities represents the allocation of net income or losses from certain consolidated entities to the respective minority interest shareholders and joint venture partners.

         [9] Fiscal year end
         -------------------

         During 1995, the Company changed it fiscal year from December 31 to September 30.

          [10] Use of Estimates
          ---------------------

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

         [11] Recent pronouncements
         --------------------------

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, effective for interim and annual periods ending after December 15, 1997. The Company believes adoption of this pronouncement will not have a material effect on its earnings per share.

(NOTE C) - Long-term Debt and Capital Lease Obligations
-------------------------------------------------------
          Long-term debt and capital lease obligations at September 30, 1997 and 1996 consisted of the following:


                                                                            1997           1996
                                                                            ----           ----

Term loan and revolver loan payable to a bank, paid off from the
       proceeds from the sale of MDI .............................     $      --       $11,855,000

Note payable to a leasing company, interest at 11.5%, monthly payments of principal and interest of $40,147 transferred
       pursuant to the MDI merger with US Diagnostic .............            --         1,803,000

Note payable to a leasing company, interest at 9.5%, monthly payments of principal and interest of $55,762 transferred
       pursuant to the MDI merger with US Diagnostic .............            --         1,214,077

Note payable to a leasing company, interest at the prime rate plus
       0.5%, monthly principal payments of $22,917 transferred
       pursuant to the MDI merger with US Diagnostic .............            --           804,061

Note payable to former minority owner of rehabilitation business, interest at 12%, quarterly principal payments of $137,500
       plus interest through October 1998 with a balloon payment of
       $200,000, collateralized by certain assets of the
       rehabilitation business ...................................         887,500            --

Note payable to a bank, interest at 8.7%, monthly payments of principal and interest of $10,415 payable through January
       1997, collateralized by certain business assets
       of the Company ............................................            --            30,797

Other notes payable ..............................................            --           384,021

Capital lease obligations with interest rates ranging primarily from
       9.6% to 16% transferred pursuant to the MDI merger
       with US Diagnostic ........................................            --         4,086,510

Total long-term debt and capital lease obligations ...............         887,500      20,178,356

Less:  Current maturities ........................................         550,000      14,495,637
                                                                       -----------     -----------

                                                                       $   337,500     $ 5,682,719
                                                                       ===========     ===========


Pursuant to the Merger of MDI with US Diagnostic, substantially all of the debt and lease obligations of the Company were transferred.

-------------------------------------------------------------------
Future minimum debt payments for the next five years are as follows:

Fiscal Year

         1998                                    $550,000
         1999                                     337,500

(NOTE D) - Income Taxes
-----------------------

         As of September 30, 1997 and 1996, the components of the net deferred tax asset and liability are as follows:

                                                         September 30, 1997          September 30, 1996
                                                         ------------------          ------------------
Deferred tax assets:
         Net operating loss carryforward...........      $      7,400,000            $     10,280,000
         Provision for discontinued operations                                              1,404,000
         Deferred gains                                                                        13,000
         Capital lease.............................                                            22,000
         Other.....................................                                            57,000
         Valuation Allowance.......................      $     (7,400,000)                (11,260,000)
                                                         -----------------           -----------------
                                                         $              0            $        516,000
                                                         ----------------            ----------------
Deferred tax liabilities:
         Depreciation..............................      $                           $        296,000
         Amortization..............................                                           184,000
                                                         ----------------            ----------------
                                                                        0            $        480,000
                                                         ----------------             ---------------
                                                         $              0            $         36,000
                                                         ================             ===============


         At September 30, 1997 and September 30, 1996, the valuation allowance relates principally to uncertainty surrounding the realization of the net operating loss carryforward benefit.

         As discussed in Note A, during the year ended September 30, 1997, the Company sold MDI. This sale resulted in a taxable gain for the Company, which was offset by utilization of net operating losses, resulting in a lower net operating loss carryforwards.

         At September 30, 1996, the majority of the assets and liabilities underlying the deferred tax assets and deferred tax liabilities were owned by MDI. Therefore, at September 30, 1997, the only material deferred tax asset of the Company is due to the net operating loss of the Company. Accordingly, the valuation allowance of the Company has decreased to reflect the current position of the Company as of September 30, 1997.

         At September 30, 1997 and September 30, 1996, the Company had available net operating loss carry forwards for tax purposes, expiring through 2012 of approximately $19,000,000 and $27,500,000, respectively. The Internal Revenue Code contains provisions which may limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

         The Company and MDI have filed a consolidated tax return. The Company and AMS filed separate income tax returns prior to the Merger. Accordingly, losses incurred by AMS prior to the Merger are not available to the Company to offset its future income.

         The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:

                                          Year Ended                  Year Ended              Nine Months Ended
                                        September 30,               September 30,               September 30,
                                             1997                        1996                        1995
                                        -------------               -------------               -------------

Pretax Loss                              $  (9,778,216)              $  (8,780,671)              $  (1,677,758)
Loss attributable to AMS                     1,304,496                   2,373,580                   1,671,468
                                         -------------               -------------               -------------
Parent company pretax income (loss)      $  (8,473,720)              $  (6,407,091)                     $6,290
                                         ==============              ==============                     ======
Expected tax (benefit) at 34%            $  (2,881,065)              $  (2,178,411)                     $2,000
Adjustment due to increase in
valuation reserve                            2,881,065                   2,178,411
Other                                          103,444                     (42,488)
Utilization of available net
operating loss carryforward                  -                              -                           (2,000)
                                         -------------               --------------              --------------
Tax benefit (expense) per
financial statements                     $     103,444               $     (42,288)              $           0
                                         =============               ==============              =============

(NOTE E) - Commitments and Contingencies
----------------------------------------

         [1]  Operating leases:
         ----------------------

         The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2001. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totaled approximately $587,462 and $2,349,000 for the years ended September 30, 1997 and 1996, respectively.

         Future basic rental commitments under operating leases are as follows:

             Fiscal Year                     Amount
            -----------------------------------------

                   1998                     $434,479

                   1999                      423,031

                   2000                      406,476

                   2001                      153,935


         [2] Legal proceedings:
         ----------------------

         MDI, as general partner of Mass. Mobile Imaging Venture ("MMIV"), and Western Massachusetts Magnetic Resonance Services, Inc. ("WMMRS") filed a complaint in September 1992 in Middlesex County Superior Court, Cambridge, Massachusetts against Medical Imaging Partners, L.P. ("MIP"), which is wholly owned by Raytel Medical Corporation ("Raytel"), and certain of its affiliates, seeking a declaration, unspecified monetary damages and equitable relief relating to an alleged breach by MIP of certain fiduciary and contractual obligations with respect to the business of MMIV. MIP filed a counterclaim against MDI also seeking a declaratory judgment, unspecified monetary damages and equitable relief on the basis of an alleged breach of fiduciary and contractual obligations by MDI with respect to the business of MMIV. On August 12, 1997, the judge decided the remaining pre-trial motions in this action and denied MIP's motion for summary judgment on its tender offer claims and granted part of MDI's summary judgment motion ruling that MIP's interest in the MMIV joint venture ended on December 31, 1996. On November 29, 1994, Raytel filed a complaint in Delaware Chancery Court naming MDI as a defendant. The lawsuit relates to matters arising in conjunction with a tender offer launched by Raytel to acquire MDI's predecessor. Raytel sought injunctive relief against certain actions that MDI's predecessor took or may have taken to defend itself against Raytel's tender offer. On December 22, 1994, Raytel filed an amended complaint. On May 4, 1995, Raytel terminated its tender offer. On September 12, 1997, the parties entered into a settlement agreement (the "Raytel Settlement") to settle their disputes in the above-described actions. Pursuant to the Raytel Settlement, MDI and Raytel dismissed all actions between them and provided each other with mutual releases and divided all funds in an escrow account between themselves, such that pursuant to its arrangement with US Diagnostic, Caprius received the MDI portion, or $ 270,000.

         Effective November 28, 1995, the Company terminated the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Chief Executive Officer of MDI ("Lynch Employment Agreement"). In March 1996, Mr. Lynch filed a demand for arbitration seeking a declaratory ruling, equitable relief, monetary damages of approximately $2.0 million and legal fees related to claims arising out of the Lynch Employment Agreement. The Lynch Employment Agreement provides that Lynch may recover his reasonable legal fees and expenses if he is successful in this action. Hearings have been held and the proceeding is anticipated to terminate during fiscal 1998. On September 23, 1997, the arbitration panel ruled in favor of the Company and MDI on substantially all of Mr. Lynch's claims such that the only issues remaining in the Lynch arbitration are for performance unit payments defined in the Lynch Employment Agreement and reasonable attorneys' fees. The Company believes that the results of the remaining two issues in this arbitration should not have a material adverse effect on its business, results of operations or financial condition.

         During 1996, the Company became engaged in litigation with International Magnetic Imaging, Inc. ("IMI"), one of its customers regarding the performance of its enhancement package for five MRI systems sold to the customer for approximately $1,500,000. The suit, entitled International Magnetic Imaging, Inc. vs. Advanced NMR Systems, Inc. (Case No. 96-014750(03)), was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. On August 4, 1997, the Company and IMI entered into a settlement agreement pursuant to which (i) IMI retained three InstaScan systems, for which the Company would license to IMI its software to be used in such systems; (ii) IMI transferred to Caprius two InstaScan systems; and (iii) IMI paid $15,940 to the Company and the Company retained certain equipment deposits. The receivable balance due from IMI of $751,500 was previously written off in September 1996. The settlement payment of $15,940 was recorded as a gain in fiscal 1997. The two systems transferred to the Company were not valued, as they had no use within the Company, and ultimately were transferred to GEMS as part of the GE Purchase Agreement.

NOTE F - Capital Transactions
-----------------------------

[1] Preferred Stock - Class A:
------------------------------

         In May 1996, the Company closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Each share of Preferred Stock was converted into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. At September 30, 1997, all of the Preferred Stock Class A had been converted into a total 1,348,832 shares of common stock.

[2] Preferred Stock - Class B:
------------------------------

         On August 18, 1997, the Company entered into various agreements with the General Electric Company ("GE") including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000.

         The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock, has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is initially convertible into 1,159,793 shares of Common Stock, subject to anti-dilution provisions, commencing on August 18, 1998, or earlier upon a change of control as defined. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

[3] Warrants:
-------------

         In connection with the acquisition of MDI (see Note J), the Company issued warrants to purchase 233,172 shares of the Company's stock at a purchase price of $37.50 per share at any time up to the expiration date on August 31, 2000.

         In connection with various debt and equity financing arrangements prior to 1994, the Company issued warrants to purchase the Company's common stock. During 1993, all such outstanding warrants were either exercised or expired. The warrants exercised resulted in the Company issuing 626,275 shares of common stock for net proceeds of approximately $10,600,000.

         In 1993, a consultant was engaged to assist the Company in connection with the exercise of the above warrants. In lieu of a cash payment, the consultant was granted 18,900 shares of common stock and an option to purchase 25,000 shares of common stock at a purchase price of $25.00 per share. The difference between the fair market value of the common stock and the amount to be paid therefore, amounting to $801,750, was recorded as a consulting expense in the financial statements for the year ended December 31, 1993. The Company canceled all the options and 6,300 of the shares previously granted resulting in other income of approximately $392,000 during the nine months ended September 30, 1995.

         During 1994, in connection with an agreement with a financial advisory firm, the Company issued a warrant to the advisory firm to purchase 35,000 shares of the Company's common stock. The warrant is exercisable at $50.00 per share at any time up to the time up to the expiration date of March 6, 2005. The number of shares under the warrant and the exercise price are subject to adjustment in the events of stock dividends or splits. The warrant was sold to the investment advisor for $200 and has been valued at $35,200 in the accompanying financial statements. In addition to the warrant, the advisory firm received a quarterly retainer fee of $15,000 and received an additional fee for specific financing, merger or acquisition services. The agreement is cancelable by either party at any time.

[4] Related party transactions:
-------------------------------

         One of the Company's former directors, who is the president and sole shareholder of the underwriting firm used in the Company's initial public offering in 1983, was a director at the time of the offering. The underwriting firm has also assisted the Company in other financing transactions, including the public offering of the Company's subsidiary. The underwriting firm has received substantial fees, commission and expenses for its services.

         During 1993, the underwriting firm exercised the remaining portion of a unit purchase option granted in connection with a private placement of securities whereby the underwriter purchased 14,600 shares of common stock and 14,600 Class A warrants for $348,000. The warrants were also exercised in 1993 as indicated in Note F (3).

[5] Stock options:
------------------

         The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. The total number of shares authorized for grant under this plan were reached during 1993 and no additional options can be granted. During fiscal 1996, certain options were canceled and replaced with options exercisable at the then fair market value.

         Stock option transactions under the above plan for the past three fiscal periods are as follows:

                                      Number of                 Option Price
                                       Shares                    Per Share
                                      ---------                 ------------
Balance, December 31, 1994              32,164                 $6.50 - $43.80
Granted in 1995                            600                     $31.80
Exercised in 1995                       (1,512)                    $6.50
Canceled in 1995                        (1,630)               $31.30 - $31.80
                                        ------

Balance, September 30, 1995             29,622                 $6.50 - $43.80
Granted in 1996                         12,500                     $5.00
Exercised in 1996                       (3,163)                    $6.50
Canceled in 1996                       (23,750)               $26.30 - $43.80
                                       -------

Balance, September 30, 1996             15,209                 $5.00 - $43.80
Canceled in 1997                       (10,709)                $5.00 - $43.80
                                       -------

Balance, September 30, 1997              4,500                 $5.00 - $31.30
                                     =========

(NOTE F) - Capital Transactions - (Continued)
---------------------------------------------

         During 1993, the Company adopted a new employee stock option plan and a stock option plan for nonemployee directors. The employee stock option plan provides for the granting of options to purchase not more than 225,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 62,500 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expire May 25, 2003. Stock option transactions under the 1993 plans are as follows:

[5]  Stock options:
-------------------

                                       Number of                Option Price
                                         Shares                  Per Share
                                       ---------                ------------
Balance, December 31, 1994              170,900               $23,80 - $52.50
Granted in 1995                         102,124                $7.90 - $39.40
Canceled in 1995                       (34,120)               $23.80 - $31.30
                                       --------
Balance, September 30, 1995             238,904                $7.90 - $52.50
Granted in 1996                          44,000                $5.00 - $21.90
Exercised in 1996                       (7,586)               $14.50 - $25.60
Canceled in 1996                       (62,249)               $15.80 - $52.50
                                       --------
Balance, September 30, 1996             213,069                $5.00 - $52.50
Granted in 1997                           2,500                    $2.80
Canceled in 1997                       (33,802)                $5.00 - $25.60
                                       --------
Balance, September 30, 1997             181,767                $2.80 - $52.50
                                        =======

         Stock transactions not covered under the option plans in 1997, 1996 and 1995 are as follows:

                                       Number of                Option Price
                                         Shares                   Per Share
                                       ---------                ------------
Balance, December 31, 1994               27,675               $31.80 - $33.80
Granted in 1995                          86,032                $7.90 - $20.10
Canceled in 1995                       (26,175)                $7.90 - $33.80
                                       --------
Balance, September 30, 1995              87,532                $7.90 - $33.80
Granted in 1996                          13,000                $5.00 - $14.10
Canceled in 1996                       (15,000)                    $25.60
                                       --------
Balance, September 30, 1996              85,532                $7.90 - $33.80
Canceled in 1997                        (4,500)                    $33.80
                                       --------
Balance, September 30, 1997              81,032                $7.90 - $33.80
                                        =======


         Under all plan and nonplan stock options, as of September 30, 1997, options to purchase 105,732 shares were available for grant and options to purchase 267,299 shares at a weighted average price of $11.90 per share were exercisable. The outstanding options expire at various dates within ten years from the date of grant. All of the above stock option data reflect the number of options and option prices before the effect of the Reverse Stock Split and the merger with AMS.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1997, 1996, or 1995. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                          Year Ended September 30,            Nine Months Ended
                            1997            1996              September 30, 1995
                            ----            ----              ------------------

Net loss:

    As reported         $(9,674,772)      $(8,822,959)           $(1,677,758)
    Pro forma            (9,782,703)       (9,881,236)            (1,690,660)

Net loss per share

     As reported             $(2.34)           $(2.88)                 $(.69)
     Pro forma                (2.37)            (3.23)                  (.70)


         The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: dividend yield of 0%; expected volatility of 0.30; a risk free interest rate of 6.50%; and an expected holding period of 5-10 years.

         The weighted-average grant-date fair value of options granted was $1.09 per share, $4.39 per share and $4.70 per share for the years ended September 30, 1997, September 30, 1996, and the nine months ended September 30, 1995, respectively.

         Subsequent to September 30, 1997, the stockholders of the Company approved a 1 for 10 reverse stock split and an increase of shares authorized under the 1993 plans to 1,200,000 shares on a post-reverse stock split basis.

(NOTE G) - Unconsolidated Subsidiary (AMS)
------------------------------------------

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

         In connection with the AMS public offering, the Company, which was the sole stockholder of AMS, placed in escrow an aggregate of 2,750,000 (the "Escrow Shares") of the 4,000,000 shares of Common Stock it owned. On May 1, 1997, all shares subject to the escrow were forfeited as a result of AMS' failure to achieve certain financial milestones, which if achieved would have resulted in the release of the escrow shares to the Company. Upon forfeiture of the escrow shares, the Company's interest in AMS was reduced to approximately 16%.

         As of September 30, 1997, an additional 1,025,600 shares of common stock had been issued in connection with the conversion of the May 1996 convertible debentures reducing ownership of AMS to approximately 14%.

         On November 10, 1997, shareholders of the Company and AMS agreed to merge, and AMS became a wholly-owned subsidiary of the Company.

         Based on unaudited data, AMS had revenues of $825,000 for the year ended September 30, 1997 and a net loss of approximately $4.2 million. At
September 30, 1997, AMS had total assets of approximately $1.6 million and a capital deficit of $400,000.

         The following unaudited pro forma financial information sets forth the results of the Company as if the AMS merger and the MDI merger had occurred prior to October 1, 1996. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1996 or results that may occur in the future.

                                                           Twelve months ended
                                                           September 30, 1997
                                                           ------------------
                                                                (000's)
         Net revenues                                         $   4,437
         Operating expenses                                     (11,512)
                                                                -------
         Operating loss from continuing                       $  (7,075)
              operations
         Loss from continuing operations                      $  (6,578)
         Loss per common share                                $   (0.93)

(NOTE H) - Related Party Transactions
-------------------------------------

         MDI has a management agreement with a professional corporation owned by an officer/director of MDI (the "Professional Corporation"). Pursuant to the management agreement, MDI manages all business and administrative aspects of the Professional Corporation, excluding medical and related services. Management fees under this contract totaled $15,000 for each of the years ended September 30, 1997 and 1996, respectively.

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

         The Joint Venture Partner purchased, for approximately $2,620,000, the necessary MRI equipment/van and leasehold improvements which it licenses to the Joint Venture. The Joint Venture Agreement requires licensing fees to be paid as weekly priority payments to the Joint Venture Partner. Licensing fees have aggregated approximately $132,000 and $530,000 for the year ended September 30, 1997 and year ended September 30, 1996, respectively. The Joint Venture in turn sublicenses the equipment/van and leasehold improvements to the MDI Operating Entity on the same terms under a Restated and Amended Medical Imaging Lease and Services Agreement dated August 6, 1990 and expiring on December 31, 1996 (the "Lease and Services Agreement"). These transactions have been accounted for as a capital lease in the accompanying consolidated financial statements and are included in the disclosures in Note C.

         In 1990, the parties agreed to amend and restate various existing agreements and to sign a Medical Imaging Lease and Services Agreement, effective June 1, 1990 and expiring on December 31, 1996, between the Joint Venture and a second MDI operating entity. Also, the Joint Venture Partner agreed to loan MDI up to $487,500, which amount was, on December 20, 1990, converted to purchase from MDI an additional 5% interest in the earnings of the Joint Venture. In connection with this transaction, MDI deferred a $445,730 gain, which is being amortized on a straight-line basis over the remaining term of the Joint Venture

Agreement as an offset to minority interest in consolidated partnerships' net income in the accompanying consolidated statements of income.

         The Company filed a complaint in September 1992 against the Joint Venture Partner and certain of its affiliates, seeking a declaration, damages, and equitable relief relating to an alleged breach by the Joint Venture Partner of certain fiduciary and contractual obligations with respect to the business of the Company. The Joint Venture Partner filed a counterclaim against the Company also seeking damages and equitable relief while alleging breach of fiduciary and contractual obligations by the Company. On September 12, 1997, the parties entered into a settlement agreement to settle all disputes. See (Note E) - Legal Proceedings.

         Deferred gains, including $60,000 per year related to the Joint Venture Agreement, of approximately $34,000 and $134,000 related to the above transactions have been amortized during the year ended September 30, 1997 and the year ended September 30, 1996, respectively.

(NOTE J) - Medical Diagnostics, Inc.
------------------------------------

         Effective August 31, 1995, Medical Diagnostics, Inc. merged with a wholly-owned subsidiary of the Company. In connection with the MDI Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the MDI Merger (see Note C). The acquisition was accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, warrants to purchase 233,172 shares of the Company's stock at $37.50 per share were issued to MDI shareholders (see Note F). The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,933,000 which was assigned to goodwill and was being amortized on a straight-line basis over thirty years.

         On February 27, 1997, MDI merged with MDI Acquisition Corporation and became a wholly-owned subsidiary of USD. The MDI Merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997.

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

         In addition, the Company maintained letters of credit in the aggregate amount of $700,000 securing certain of the capital leases assumed by USD, for which the Company received a $700,000 note from USD repayable on December 31, 1997 in the event the letters of credit are not replaced or removed. Such note is currently in the process of being extended for 60 to 90 days. USD agreed to use its best efforts to replace those letters of credit or to remove the requirement for them. There are also mutual indemnifications between the Company and USD whereby the Company has indemnified USD from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI's former Chief Executive Officer and from any losses arising from the lawsuits between MDI and Raytel Medical Corporation, et al. In connection with the Raytel litigation $1,000,000 of the Merger Consideration and all of the Company's unescrowed shares in AMS had been placed in a blocked account as security until the litigation was settled or decided by a trial court. Pursuant to the Raytel Settlement, the $1 million and the shares in AMS held in escrow will be released.

(NOTE K) - Discontinued Operations
----------------------------------

         In August 1996, the Company's Board of Directors adopted a formal plan to discontinue its Imaging Systems business segment. The segment has been accounted for as discontinued operations in accordance with APB 30.

         The operating results of the discontinued operations are summarized as follows:

                                                  Year Ended       Year Ended
                                                 September 30,    September 30,
                                                     1997             1996
                                                 -------------    -------------

Revenues:                                        $   454,567       $ 4,847,648
                                                 -----------       -----------
    Imaging systems sales and other Revenue
Operating expenses:
    Cost of goods sold                               424,386         3,914,329
    Research and development                               0         1,320,044
    Selling, general and administrative              ______0         3,541,981
                                                 -----------       -----------
    Total operating expenses                         424,386         8,776,354
                                                 -----------       -----------
Income (loss) from discontinued operations       $    30,181       $(3,928,706)
                                                 ===========       ===========


         The net assets of discontinued operations are summarized as follows:

                                                  Year Ended       Year Ended
                                                 September 30,    September 30,
                                                     1997             1996
                                                 -------------    -------------

Current assets                                   $    11,491       $ 3,263,394
   Equipment, building, furniture and
     leasehold improvements, net                           0           511,109
Other assets                                               0         1,487,367
Current liabilities                                        0        (1,000,000)
   Provision for estimated loss on
     disposal of discontinued operations .                 0          (400,000)
Long-term debt                                             0          (133,440)

Net assets of discontinued operations            $    11,491       $ 3,728,430
                                                 ===========       ===========



                                  EXHIBIT INDEX

Exhibit
-------

21                           Subsidiaries of the Registrant

23                           Independent Auditor's Consent

27                           Financial Data Schedule