Form 10-Q
period 1997-12-31
CAPRIUS INC
filed 1998-02-13
CIK 722567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 1997
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 0-11914

                                  Caprius, Inc.
                                  -------------

             (Exact name of registrant as specified in its charter)

         Delaware                                      22-2457487
         --------                                      ----------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)


                46 Jonspin Road, Wilmington, Massachusetts     01887
            ---------------------------------------------------------
               (Address or principal executive offices)     (Zip Code)

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

Yes X No ___

As of February 12, 1998, there were 7,331,505 shares of Common Stock, $.01 par value, outstanding.


Page 1 of 16 Pages

                         CAPRIUS, INC. AND SUBSIDIARIES
                         ------------------------------

                                      INDEX
                                      -----


PART I.           FINANCIAL INFORMATION                               Page No.
                  ---------------------                               --------


         Item 1.  Unaudited Consolidated Financial Statements

                     Consolidated Balance Sheets:
                     December 31, 1997 and September 30, 1997           3

                     Consolidated Statements of Operations:
                       Three Months Ended December 31, 1997
                       and December 31, 1996                            4

                     Consolidated Statement of Stockholders' Equity     5

                     Consolidated Statements of Cash Flows:
                     Three Months Ended December 31, 1997
                     and December 31, 1996                              6

                     Notes to Consolidated Financial Statements         7-11

   Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      12-13


PART II. OTHER INFORMATION
         -----------------

         Item 1.           Legal proceedings                              14

         Item 6.  Exhibits and Reports on Form 8-K                        14

         Signatures                                                       15

         Exhibit Index                                                    16

FORM 10-Q
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                    CAPRIUS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

ASSETS                                                               December 31, 1997   September 30, 1997
                                                                     -----------------   ------------------

Current assets:
   Cash and cash equivalents                                               $ 8,118,464         $  9,752,768
   Cash, restricted                                                            725,619            1,744,967
   Accounts receivable, net of reserve for bad debts of $625,300 at
      December 31, 1997 and $612,500 at September 30, 1997                   2,863,832            2,691,858
   Inventory                                                                   819,389
   Other current assets                                                        496,465              163,433
                                                                            ----------           ----------
      Total current assets                                                  13,023,769            14,353,026
                                                                            ----------           -----------

Equipment, furniture and leasehold improvements
   Medical equipment                                                           763,412              494,725
   Office furniture and equipment                                              185,373              624,245
   Other equipment                                                           1,319,540               48,597
   Leasehold improvements                                                    1,087,001              751,394
                                                                            ----------            ---------
                                                                             3,355,326            1,918,961
   Less:  accumulated depreciation and amortization                          1,241,488              618,263
                                                                            ----------            ---------
                                                                             2,113,838            1,300,698
                                                                            ----------            ---------
Other intangible, net of accumulated amortizaiton of $129,800 at
  December 31, 1997 and $800 at September 30, 1997                           1,541,954               58,595
Goodwill, net of accumulated amortization of $345,600 at
  December 31, 1997 and $311,200 at September 30, 1997                       2,348,999            2,383,377
Investment in and advances to unconsolidated subsidiary                             --            1,525,387
Other                                                                           22,818              213,518
                                                                           -----------          -----------
TOTAL ASSETS                                                               $19,051,378          $19,834,601
                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   477,257         $    462,118
   Accrued expenses                                                            997,952              949,277
   Accrued compensation                                                        431,290              212,522
   Current portion of long-term debt and capital lease obligations             731,043              550,000
                                                                             ---------            ---------
       Total current liabilities                                             2,637,542            2,173,917
                                                                             ---------            ---------

Long-term debt and capital lease obligations, less current portion             436,266              337,500


Stockholders' equity
   Preferred stock, $.01 par value authorized 1,000,000  shares:
     Series A, issued none in 1997 and Series B, convertible,
     issued 2,700 shares at December 31, 1997 and September 30, 1997         2,700,000            2,700,000

   Common stock, $.01 par value, authorized 50,000,000 shares:
     issued 7,331,505 at December 31, 1997 and September 30, 1997               73,315               43,748
   Additional paid-in capital                                               63,532,558           56,170,271
   Accumulated deficit                                                     (50,326,053)         (41,588,585)
                                                                           -----------          -----------
                                                                            15,979,820           17,325,434
   Less: treasury stock, at cost - 22,500 common shares                          2,250                2,250
                                                                           -----------           ----------
      Total stockholders' equity                                            15,977,570           17,323,184
                                                                           -----------          -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $19,051,378          $19,834,601
                                                                           ===========          ===========

The accompanying notes to financial statements are an integral part hereof.

FORM 10-Q

                                CAPRIUS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                    Three Months Ended December 31,

                                                   1997                        1996
                                                  ------                       -----

     Revenues:
        Net patient service revenue            $   842,110                  $ 6,413,921
        Management fees and other                       --                      208,121
                                                ----------                   ----------
        Total revenues                             842,110                    6,622,042
                                                 ---------                   ----------

     Operating expenses:
        Cost of service operations                 823,484                    4,330,768
        Research and development                   560,535                           --
        Purchased research and
           development (See Note2)               7,168,647                           --
        Selling, general and administrative      1,205,894                    1,257,299
        Provision for bad debt
           and collection costs                     35,592                      562,364
                                                 ---------                     --------
        Total operating expenses                 9,794,152                    6,150,431
                                                 ---------                    ---------

     Operating income (loss)
           from continuing operations           (8,952,042)                     471,611
     Gain (loss) on sale of
           imaging business                        195,357                          --
     Other income                                       --                      222,860
     Interest income                               120,127                       14,549
     Interest expense                              (33,552)                    (501,540)
                                                ----------                   ----------
     Income (loss) from continuing
       operations before minority
       interests, equity in loss of
       subsidiary and provision for
       income taxes                             (8,670,110)                     207,480

     Minority interests in net (income)
        losses of consolidated entities                 --                     (174,139)
     Equity in net loss of unconsolidated
        subsidiary                                 (67,358)                    (474,630)
                                                -----------                  -----------

     Loss from continuing
       operations before provision              (8,737,468)                    (441,289)
       for income taxes

     Provision for income tax
       benefit (expense)                                --                      (20,542)
                                                -----------                  ------------

     Loss from continuing operations             (8,737,468)                   (461,831)


     Discontinued operations
     Income (loss) from
        operations of discontinued division              --                      42,212
                                                  ---------                    --------

     Net loss                                   $(8,737,468)                 $ (419,619)
                                                ============                  =========

     Income (loss) per common shares:
     Loss from continuing operations                 $(1.45)                      $(.13)
     Income (loss) from operations of                    --                         .01
        discontinued division                        -------                      ------
     Net loss per share                              $(1.45)                      $(.12)
                                                     =======                      ======

     Weighted average number of
        common shares outstanding                  6,045,965                   3,533,429
                                                   =========                   =========

              The accompanying notes to financial statements are an
                             integral part hereof.

 FORM 10-Q

                                                   CAPRIUS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)

                                  Common Stock                Preferred Stock
                                  ------------                ---------------
                                   Additional
                                                                                        Paid-in        Accumulated
                               Shares         Amount         Shares      Amount         Capital        Deficit
                               ------         ------         ------      ------         -------        -------

Balance - September
   30, 1996                    3,418,078        $34,181       2,194            $22      $55,700,283     $(31,913,813)

Issuance of redeemable
   preferred stock                    --             --       2,700      2,700,000               --                --
Increase in proportionate
   share of Subsidiary's
   equity related to sale
   of subsidiary's stock              --             --          --             --          934,615                --
Change in ownership in
   subsidiary                         --             --          --             --        (455,082)                --
Conversion of preferred
   stock                         956,685          9,567     (2,194)           (22)          (9,545)                --
Net loss for the period               --             --          --             --               --       (9,674,772)
                                --------          ------    -------         -------       ---------      ------------
Balance-September 30, 1997     4,374,763         43,748       2,700      2,700,000       56,170,271      (41,588,585)

Issuance of common
  stock related to AMS
  merger                       2,956,742         29,567          --             --        7,362,287                --
Net loss for the period               --            --           --             --               --       (8,737,468)
                              ----------        --------      ------     ---------        ---------      ------------
Balance - December
 31, 1997                      7,331,505        $73,315       2,700     $2,700,000      $63,532,558     ($50,326,053)
                              ==========       ========     =======     ==========       ==========      ===========




                                 Treasury Stock
                                 --------------


                                 Shares        Amount       Total
                                 ------        ------       -----

Balance - September
   30, 1996                       22,500      $(2,250)   $23,818,423

Issuance of redeemable
   preferred stock                    --            --     2,700,000
Increase in proportionate
   share of Subsidiary's
   equity related to sale
   of subsidiary's stock              --            --       934,615
Change in ownership in
   subsidiary                         --            --      (455,082)
Conversion of preferred
   stock                              --            --            --
Net loss for the period               --            --    (9,674,772)
                                  -------      -------   -----------
Balance-September 30, 1997        22,500      $(2,250)    17,323,184

Issuance of common
  stock related to AMS
  merger                               --            --    7,391,854
Net loss for the period                --            --   (8,737,468)
                                    -------      --------  ----------
Balance - December
 31, 1997                          22,500      $(2,250)  $15,977,570
                                   ======     =========  ===========



The accompanying notes to financial statements are integral part hereof.

FORM 10-Q



                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended December 31,

                                                                         1997                      1996
                                                                         ----                      ----

Cash flows from operating activities:
     Net loss                                                        $(8,737,468)            $   (419,619)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Equity in net loss of unconsolidated subsidiary                       67,358                  174,139
     Loss (gain) on sale of imaging business                            (195,357)                       --
     Purchased research and development                                 7,168,647                       --
     Depreciation and amortization                                        231,491                  776,742
     Changes in assets and liabilities:
        Decrease in restricted cash                                     1,109,348                       --
        Accounts receivable, net                                         (171,975)                  83,734
        Inventories                                                       (10,555)                  60,622
        Other assets                                                     (195,806)                 259,747
        Accounts payable                                                 (275,669)              (1,168,374)
                                                                        ---------               -----------
     Net cash provided by (used in) operating activities               (1,099,986)                (233,009)
                                                                        ---------               -----------


Cash flows from investing activities:
     Proceeds from sale of imaging business                               195,357                       --
     Cash used in AMS Merger                                             (199,487)                      --
     Advances to unconsolidated subsidiaries                             (479,673)                      --
     Purchase of equipment, furniture and leasehold
        improvements                                                     (326,363)              (1,878,912)
     Other assets                                                               --                    (609)
                                                                         ---------               ----------
Net cash provided by (used in) investing activities                      (810,166)              (1,879,521)
                                                                         ---------               ----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                              413,348               1,842,707
     Repayment of long-term debt and capital lease
        obligations                                                       (137,500)             (1,015,004)
     Distribution to minority interests                                         --                (177,000)
                                                                         ---------               ----------
     Net cash provided by financing activities                             275,848                 650,703
                                                                         ---------               ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,634,304)             (1,461,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           9,752,768               3,287,880
                                                                         ---------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $8,118,464              $1,826,053
                                                                        ==========              ==========

Supplemental disclosures of cash flow information:
    Interest paid during the period                                        $37,037                $544,565
    Additions to capital leases                                                --              $ 1,233,230


The accompanying notes to financial statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------

Note 1 -  Basis of Presentation
-------------------------------

     The results of operations of Caprius, Inc. ("Caprius" or the "Company") (formerly Advanced NMR Systems, Inc.) for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the fiscal year ended September 30, 1997.

Note 2  - The Company
---------------------

     The Company was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger with Advanced Mammography Systems, Inc. ("AMS"), the company is now developing, marketing and commercializing a dedicated Magnetic Resonance Imaging ("MRI") system for breast imaging known as the Aurora System and in September 1997 opened its first breast imaging center at the Faulkner-Sagoff Center for Breast Health Care in Boston, Massachusetts ("the Faulkner Center"). The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

     Effective November 10, 1997, the Company completed a merger with AMS, whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of Caprius, and became a wholly owned subsidiary of Caprius (the "AMS Merger"). AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system. Also, effective November 10, 1997, the Company changed its name to Caprius, Inc. and effected a one-for-ten Reverse Stock Split, which has been retroactively reflected in the financial statements. The Merger was accounted for under the purchase method of accounting with the majority of the purchase price allocated to the value of research and development on the Aurora System. The estimated value of purchased research and development was based on the net present value of estimated future cash flow arising from the sale and installation of breast imaging systems. Generally accepted accounting principles requires that a portion of the purchase price be allocated to research and development projects in process and that, if those projects have no alternative future use, the amount should be charged to expense as a research and development cost. The Company has determined that the technology being developed by AMS is specific to breast MRI and has no alternative use. Accordingly, the portion of the purchase price allocated to purchased research and development has been charged to operations.

     On February 27, 1997, Medical Diagnostics, Inc. ("MDI"), a wholly owned subsidiary of Caprius, merged with MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic, Inc. ("US Diagnostic"), and became a wholly-owned subsidiary of US Diagnostic (the "US Diagnostic Merger"). The Company had acquired MDI, which provided imaging and rehabilitation services, on August 31, 1995. Pursuant to the US Diagnostic merger, Caprius retained the rehabilitation centers formerly operated by MDI.

     Magnetic Resonance Imaging Technology

     A majority of the Company's business is based on MRI. MRI provides very high resolution medical images of soft tissue. When interpreted by a trained physician, the images can be used in many applications and can be a valuable tool in the detection and management of breast disease. MRI systems use large magnets, digital computers and controlled radio waves to derive cross-sectional (two-dimensional) and volume (three-dimensional) high resolution images of the body's internal organs, tissues and function.

     In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Aurora System. The Company has already contracted with several significant managed care companies in Massachusetts and continues to gain contracts from others, further supporting the clinical acceptance of MRI in breast care. However, in order to fully commercialize the Aurora System and to demonstrate diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and continue to obtain reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop clinical utility. The Company has launched a clinical study, which includes a scientific investigation of the improved breast imaging device in a large patient population to provide objective evidence of its clinical utility. The Aurora System has been placed at the University of Texas Medical Branch at Galveston and at the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA, and the Company has agreements to install the Aurora System in March 1998 at The University of Arkansas Teaching Hospital in Little Rock, Arkansas and in May 1998 at the Magee Women's Hospital in Pittsburgh, Pennsylvania and the Breast Care Center at the Englewood Hospital and Medical Center in Englewood, New Jersey. It is anticipated that the breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications, subject to the pricing of competitive technologies.

     The Aurora Breast Imaging System

     The Company believes the Aurora System has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for imaging dense breast tissue using a patent pending technique that can suppress fat in breast images, for earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up. The Company is initiating studies among its clinical partners to accelerate the expansion of MRI's potential in breast imaging. The study's goal is to establish breast MRI as an integral tool in the diagnosis and treatment of breast disease. As broader diagnostic applications are established, the next Company goal will be to demonstrate clinical utility beyond diagnosis to include screening. This expansion of breast MRI's clinical utility should alter medical practices to include MRI on a more routine basis which will derive patient demand that should exceed the capacity of currently available whole body MRI systems. The Aurora System uses a technology dedicated to breast imaging to address this probable future demand and meet patient needs that are distinct from and not adequately served by whole body MRI systems. The Aurora System for breast imaging utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer purchase price and siting costs. The Aurora System will be offered at about 1/3 of the cost of a whole body system, or approximately $550,000. With future expanded applications and the Aurora System's market pricing strategy, the Company expects sales of the Aurora System and its diffusion in the women's healthcare marketplace to develop commensurate with new applications. The Company plans to market the Aurora System to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MRI to the diagnostic workup of certain breast patients.

     The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors. The Company intends to operate and install its breast imaging system through several structures:

     "Full-Service Provider"

     The Company may operate as a full-service medical provider whereby the Company provides the Aurora System and the technologists to operate the system. It also provides for scheduling and screening of patients, maintaining medical and administrative records, establishing charges and billing and collecting revenues from patients and third-party payers. In these instances, host hospitals generally function as a landlord for the Company.

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

     "Shared Revenue Agreements"

     The Company may install the Aurora System under a shared revenue agreement, whereby the Company provides the Aurora System, all upgrades to the system made available during the term of the agreement, all maintenance and cryogens for the system and equipment insurance coverage. The hospital then provides the necessary leasehold improvements and all other required services, including the technologists, and provides for all scheduling and screening, billing and collecting of revenues from patients and third-party payers, maintaining medical and administrative records and filing for required clinic licenses, if necessary.

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

     "Direct Sales"

     The Company may install the Aurora System through a direct sale to a hospital or women's health center. The Company believes that direct sales will be the most prevalent as breast MRI technology becomes more accepted in managing and treating breast disease. The Company further expects to generate additional future revenues through sales of upgrades and enhancements as they become available.


Note 3 - Preferred Stock -Series A
----------------------------------

     In May 1996, the Company closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, par value $.01 per share, (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. As of September 30, 1997, all of the Series A Preferred Stock had been converted into a total 1,348,832 shares of common stock adjusted for the Reverse Stock Split.

Note 4 - Preferred Stock - Series B
-----------------------------------

     On August 18, 1997, the Company entered into various agreements with the General Electric Company ("GE") including an agreement whereby GE purchased 2,700 shares of newly issued Series B Convertible Redeemable Preferred Stock par value $.01 per share (the "Series B Preferred Stock"), adjusted for the Reverse Stock Split, for $2,700,000.

     The Series B Preferred Stock consists of 2,700 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock, has a liquidation value of $1,000.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is initially convertible into 1,159,793 shares of Common Stock adjusted for the Reverse Stock Split, subject to customary anti-dilution provisions, commencing on August 18, 1998, or earlier upon a change of control as defined. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

Note 5 - Medical Diagnostics, Inc.
----------------------------------

     Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "MDI Merger") with a wholly owned subsidiary of the Company. In connection with the MDI Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger. The acquisition was accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, 233,172 warrants to purchase the Company's common stock at $37.50 per share adjusted for the Reverse Stock Split were issued to MDI shareholders. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,933,000 which was assigned to goodwill and was being amortized on a straight-line basis over thirty years.

     At the effective time of the US Diagnostic Merger (see Note 2), US Diagnostic paid the Company $22,000,000 (the "Merger Consideration") as follows:
(1) to Chase Manhattan Bank N.A. (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (2) to the Company (approximately $10,000,000). As a result, US Diagnostic assumed approximately $9,000,000 in payment obligations under MDI's capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the US Diagnostic Merger.

     The Company maintained letters of credit in the aggregate amount of $700,000 securing certain of the capital leases assumed by US Diagnostic, for which the Company received a $700,000 note from US Diagnostic repayable on December 31, 1997, in the event the letters of credit are not replaced or removed, which repayment date has been extended to March 31, 1998. US Diagnostic agreed to use its best efforts to replace those letters of credit or to remove the requirement for them. There are also mutual indemnifications between the Company and US Diagnostic whereby the Company has indemnified US Diagnostic from any claims arising from the termination of the Key Employment Agreement of John
A. Lynch, MDI's former Chief Executive Officer. The Company had also indemnified US Diagnostic from any losses arising from the lawsuit between MDI and Raytel Medical Corporation, et al ("Raytel"). In September 1997, the Raytel litigation was settled whereby all actions between the parties were dismissed. Consequently, the $1,000,000 of the Merger Consideration and the Company's unescrowed shares in AMS placed in a blocked account as security has been released.

Note 6 - Pro Forma Information
------------------------------

    The following unaudited pro forma financial information sets forth the results of the Company as if the AMS Merger and the US Diagnostic Merger had occurred prior to October 1, 1997 The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1997 or results that may occur in the future.

                                                              Three months ended
                                                               December 31, 1997
                                                               -----------------
                                                                    (000's)

                  Net revenues                                     $    842
                  Operating expenses                                 (3,091)
                  Operating loss from continuing operations         $(2,249)
                  Loss from continuing operations                   $(2,162)
                  Loss per common share                            $  (0.29)

Form 10-Q
Item 2
------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
        ---------------------------------------------------------------

The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1997.


Results of Operations
---------------------

     Net patient service revenue totaled $842,000 for the three months ended December 31, 1997 versus $6,413,000 for the three ended months December 31, 1996. Cost of service operations totaled $823,000 for the three months December 31, 1997 versus $4,331,000 for the three months ended December 31, 1996. These decreases were largely the result of the US Diagnostic Merger in February 1997 partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996. The Company also recorded approximately $55,000 in net patient revenue from its start-up at the Faulkner Centre, which is expected to increase significantly with increased patient volume and with the new sites expected in the second and third quarter. Cost of service operations should also increase as these additional sites commence operations.

     Management fees and other revenues for the three months ended December 31, 1997, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

     Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to R&D projects in progress (see Note 2).

     Selling, general and administrative expenses totaled $1,206,000 for the three months ended December 31, 1997 versus $1,257,000 for the three months ended December 31, 1996. This decrease reflects the effects of the US Diagnostic Merger offset by the increased efforts in marketing, promoting and developing Aurora System installations.

     Other income for the three months ended December 31, 1996 includes a gain of $223,000 from the sale of certain equipment.

     Gain (loss) on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997. The gain for the three months ended December 31, 1997, consists of certain proceeds received pursuant to the Raytel litigation offset by continuing costs incurred related to the US Diagnostic indemnifications.

     Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

Liquidity and Capital Resources

     The Company had available cash and cash equivalents of $8,844,000 at December 31, 1997 (including $1,726,000 of restricted cash. The Company intends to utilize the funds for the continuing development of the Aurora System, for the clinical research study being conducted on the role of MRI in breast care and for the opening of breast imaging centers.

     The significant cash flows used in operating activities for the three months ended December 31, 1997 reflect the Company's continuing investment in the development of the Aurora System and in marketing to and developing future breast imaging centers offset by the decrease in restricted cash from the funds released from the blockd account.

     The Company currently funds its operations principally through the cash obtained from the US Diagnostic merger. The Company anticipates that revenues from the Faulkner Centre and future sites will increase significantly as more systems are installed. The Company is also currently negotiating with several unaffiliated parties to establish credit facilities for the capital expenditures at its new sites. However, there can be no assurances that any agreements can be consummated or that such agreement will be in amounts sufficient to fund all the Company's installations or that revenues from future sites will be sufficient to fund operations.

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

     The Company is including the following cautionary statement in this Report of Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, however, there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART II  :  OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

     On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and CEO, were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United Stated District Court for the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud, and seeks unspecified compensatory damages sustained as a result of the defendants' alleged wrongdoing. Ms. Lumsden purports to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of [the Company] during the period August 10, 1994 through and including December 12, 1997." The complaint alleges that during the class period the defendants "issued to the investing public false and misleading financial statements, press releases and sales projections" concerning the Company's revenues and future business prospects.

     On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action has been brought by Robert Curry and the complaint alleges the same purported class and contains similar allegations and claims.

     The Company believes it has meritorious defenses to these allegations and intends to vigorously contest all claims.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)       Exhibits

            27.  Financial Data Schedule

(b)       Reports of Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        Caprius, Inc.
                                                        -------------
                                                         (Registrant)


         Date:  February 12, 1998                       /s/ Jack Nelson
                -----------------                       ---------------
                                                        Jack Nelson
                                                        Chief Executive Officer

         Date:  February 12, 1998                       /s/ Steven J. James
                -----------------                       -------------------
                                                        Steven J. James
                                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit           Description
-------           -----------

27                Financial Data Schedule