Form 10-Q
period 1998-03-31
CAPRIUS INC
filed 1998-05-15
CIK 722567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ------------------------------


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-11914


                                  Caprius, Inc.

                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       22-2457487
-----------------------------------         ------------------------------------
(State or other  jurisdiction of             (IRS Employer Identification No.)
incorporation  or  organization)

                      46 Jonspin Road, Wilmington, MA 01887
                    (Address of principal executive offices)

                                 (978) 657-8876
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 12, 1998, there were 7,358,934 shares of Common Stock, $.01 par value, outstanding.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
                 September 30, 1997 and March 31, 1998                     3

               Consolidated Statements of Operations -
                 for the three and six months ended
                 March 31, 1997 and 1998                                   4

               Consolidated Statements of Stockholders' Equity             5

               Consolidated Statements of Cash Flows -
                 for the six months ended
                 March 31, 1997 and 1998                                   6

               Notes to Consolidated Financial Statements                  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        11


PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                         14

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURES                                                                15


EXHIBIT INDEX

                         CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,           March 31,
                                                        1997                  1998
                                                 -------------------  ---------------------
ASSETS

Current Assets:
     Cash and cash equivalents                           $9,752,768             $6,659,362
     Cash, restricted                                     1,744,967                      -
     Accounts receivable, net of reserve
       for bad debts of $612,500 at
         September 30, 1997 and $641,371 at
         March 31, 1998                                   2,691,858              2,853,343
     Inventory                                                    -              1,183,859
     Other current assets                                   163,433                433,296

                                                 -------------------  ---------------------
         Total current assets                            14,353,026             11,129,860
                                                 -------------------  ---------------------
Property and Equipment, at Cost:
     Medical equipment                                      494,725                763,412

     Office furniture and equipment                         624,245                189,275

     Other equipment                                         48,597              1,482,478

     Leasehold improvements                                 751,394              1,145,963
                                                 -------------------  ---------------------
                                                          1,918,961              3,581,128
     Less:  accumulated depreciation and                    618,263              1,402,588
     amortization
                                                 -------------------  ---------------------
         Total property and equipment, at cost            1,300,698              2,178,540
                                                 -------------------  ---------------------

Other Assets:
     Other intangibles, net of accumulated
       amortization of $800 at
         September 30, 1997 and $210,460 at
         March 31, 1998                                      58,595              1,401,916
     Goodwill, net of accumulated amortization
     of $311,200 at September 30, 1997
         and $379,987 at March 31, 1998                   2,383,377              2,314,622
     Investment in and advances to
     unconsolidated subsidiary                            1,525,387                      -
     Other
                                                            213,518                 22,818
                                                 -------------------  ---------------------
         Total other assets
                                                          4,180,877              3,739,356
                                                 -------------------  ---------------------
                                                     $   19,834,601            $17,047,756
                                                 ===================  =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                       462,118                840,777
     Accrued expenses                                       949,277                840,398
     Accrued compensation                                   212,522                389,839
     Current portion of long-term debt and
     capital lease obligations                              550,000                784,683
                                                 -------------------  ---------------------
         Total current liabilities                        2,173,917              2,855,697
                                                 -------------------  ---------------------

Long-term Debt and Capital Lease Obligations,
Net of Current Portion                                      337,500                550,281

Stockholders' Equity:
    Preferred stock,  $.01 par value
     Authorized - 1,000,000 shares
     Issued and outstanding - Series A,
           none in 1997; Series B, convertible,
           2,700 shares at September 30,
           1997 and March 31, 1998                        2,700,000              2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued and outstanding - 4,374,763
           at September 30, 1997
           and 7,358,934 March 31, 1998                      43,748                 73,589
     Additional paid-in capital                          56,170,271             63,553,283
     Accumulated deficit                               (41,588,585)           (52,682,844)
     Treasury stock (22,500 common shares, at
     cost)                                                  (2,250)                (2,250)
                                                 -------------------  ---------------------
         Total stockholders' equity                      17,323,184             13,641,778
                                                 ===================  =====================
                                                     $   19,834,601            $17,047,756
                                                 ===================  =====================


   The accompanying notes are an integral part of these consolidated financial statements.


                                          CAPRIUS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                              Three Months Ended               Six Months Ended
                                                                  March 31,                        March 31,
                                                             1997           1998              1997          1998
                                                         -------------  -------------     ------------- -------------

Revenues:
     Net patient service revenues                          $4,296,284      $ 875,253       $10,687,505    $1,717,363
     Management fees and other
                                                               79,382              -           287,316             -
                                                         -------------  -------------     ------------- -------------
         Total revenues
                                                            4,375,666        875,253        10,974,821     1,717,363
                                                         -------------  -------------     ------------- -------------

Operating Expenses:

     Cost of service operations                             3,013,309        660,016         7,416,198     1,483,500

     Research and development                                       -        839,105                 -     1,399,640

     Purchased research and development (see note 2)                -       (71,081)                 -     7,097,566

     Selling, general and administrative                    1,060,595      1,611,962         2,369,053     2,817,856

     Provision for bad debt and collection costs              285,669        125,180           848,032       160,772
                                                         -------------  -------------     ------------- -------------

          Total operating expenses                          4,359,573      3,165,182        10,633,283    12,959,334
                                                         -------------  -------------     ------------- -------------

         Operating income (loss) from continuing
         operations                                           16,093    (2,289,929)           341,538   (11,241,971)


Gain (loss) on sale of imaging business                   (9,232,361)      (133,889)       (9,232,361)       61,468

Other income                                                  10,210          3,050           233,070         3,050

Interest income                                               21,276        112,316            35,826       232,443

Interest expense                                            (413,859)       (48,360)         (915,399)      (81,912)
                                                         -------------  -------------     ------------- -------------


     Income (loss) from continuing operations before minority
     interests, equity in loss of subsidiary and provision
     for income taxes                                     (9,598,641)    (2,356,812)       (9,537,326)  (11,026,922)


Minority interests in net losses of consolidated
entities                                                     (26,243)              -         (202,234)             -

Equity in net loss of unconsolidated subsidiary             (483,438)              -         (958,068)      (67,358)
                                                         -------------  -------------     ------------- -------------


     Loss from continuing operations before provision
     for income taxes                                     (10,108,322)    (2,356,812)      (10,697,628)  (11,094,280)



Provision for income tax benefit                               10,000              -           103,445             -
                                                         -------------  -------------     ------------- -------------


     Loss from continuing operations                      (10,098,322)    (2,356,812)      (10,594,183)  (11,094,280)


Income (loss) from operations of discontinued division            687              -            42,900             -
                                                         -------------  -------------     ------------- -------------

                                                                          $
     Net Loss                                            $(10,097,635)   (2,356,812)      $(10,551,283) $(11,094,280)
                                                         =============  =============     ============= =============

Income (loss) per common share:
     Loss from continuing operations                          $(2.39)        $(0.32)           $(2.73)       $(1.66)
     Income (loss) from operations of discontinued
     division                                                       -              -              0.01             -
                                                         -------------  -------------     ------------- -------------

     Net loss per share                                       $(2.39)        $(0.32)           $(2.72)       $(1.66)
                                                         =============  =============     ============= =============



Weighted average number of common shares outstanding        4,228,304      7,340,038         3,877,048     6,682,325
                                                         =============  =============     ============= =============


        The accompanying notes are an integral part of these consolidated financial statements.




                                                CAPRIUS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                         (Unaudited)




                                    Preferred Stock      Common Stock     Treasury Stock                                 Total
                                  ------------------- ------------------- ------------------- Additional                 Stock-
                                   Number    $0.01     Number    $0.01    Number     $0.01     Paid-in    Accumulated    holders'
                                  of Shares Par Value of Shares Par Value of Shares Par Value  Capital     Deficit        Equity
                                  --------- --------- --------- --------- --------- ---------- ---------- -------------   ------

Balance, September 30, 1997          2,700 $2,700,000 4,374,763 $43,748  (22,500) $(2,250) $56,170,271 $(41,588,564)   $17,323,205

Issuance of common stock related
  to AMS merger                          -         -  2,956,742  29,567         -       -   7,362,287             -    7,391,854
Conversion of note payable               -         -     27,429     274         -       -      20,725             -       20,999

Net loss                                 -         -          -       -         -       -           -  (11,094,280)  (11,094,280)
                                  -------- ---------- --------- -------- -------- -------- ----------- ------------- ------------

Balance, March 31, 1998              2,700 $2,700,000 7,358,934 $73,589  (22,500) $(2,250) $63,553,283 $(52,682,844)  $13,641,778
                                  ======== ========== ========= ======== ======== ======== =========== ============= ============











        The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           Six Months Ended March 31,
                                                                            1997                1998
                                                                        -------------       -------------

Cash Flows from Operating Activities:

     Net Loss                                                          $(10,551,283)       $(11,094,280)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Equity in net loss of unconsolidated subsidiary                      958,068             67,358
        Loss (gain) on sale of imaging business                            9,232,361            (61,468)
        Minority interest in net income (loss) of consolidated entities      202,234               -
        Purchased research and development                                      -             7,097,566
        Depreciation and amortization                                        749,756            507,647
        Changes in assets and liabilities:

            Decrease in restricted cash                                           -           1,744,967
            Accounts receivable, net                                          51,567           (161,486)
            Inventories                                                       44,718           (375,025)
            Other current assets                                             493,886           (132,637)
            Accounts payable and accrued expenses                         (1,409,241)          (111,133)
                                                                         -------------       -------------
                Net cash provided by (used in) operating activities        (227,934)         (2,518,491)
                                                                        -------------       -------------

Cash Flows from Investing Activities:

     Proceeds from sale of imaging business                               8,083,839              61,468
     Cash used in AMS merger                                                      -            (128,406)
     Advances to unconsolidated subsidiaries                               (508,528)           (479,673)
     Purchase of equipment, furniture and leasehold improvements         (1,890,750)           (492,806)
     Purchase of minority interest in rehabilitation business            (1,497,842)                   -
     Other assets                                                           250,838                    -
                                                                        -------------       -------------
                Net cash provided by (used in) investing activities       4,437,557          (1,039,417)
                                                                        -------------       -------------

Cash Flows from Financing Activities:

     Proceeds from issuance of long-term debt                             1,842,707             813,347
     Financing of purchase of minority interest in rehabilitation         1,300,000                   -
     Repayment of long-term debt and capital lease obligations           (1,507,526)           (348,845)
     Conversion of note payable                                                   -                   -
     Distribution to minority interests                                    (470,661)                  -
                                                                        -------------       -------------
                 Net cash provided by (used in) financing activities      1,164,520             464,502
                                                                        -------------       -------------

Net (decrease) increase in cash and cash equivalents                      5,374,143          (3,093,406)

Cash and cash equivalents, beginning of period                            3,287,880           9,752,768
                                                                        -------------       -------------

Cash and cash equivalents, end of period                                  8,662,023           6,659,362
                                                                        =============       =============



Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest during the period                            $   544,565         $   87,288
                                                                        =============       =============








        The accompanying notes are an integral part of these consolidated financial statements.

                                       -6-

                         CAPRIUS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - THE COMPANY

     The Company was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger with Advanced Mammography Systems, Inc. ("AMS") (effective April 9, 1998, AMS changed its name to Caprius Systems, Inc.), the company is now developing, marketing and commercializing a dedicated Magnetic Resonance Imaging ("MRI") system for breast imaging known as the Aurora System and in September 1997 opened its first breast imaging center at the Faulkner-Sagoff Centre for Breast Health Care in Boston, Massachusetts ("the Faulkner Centre"). The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

     Effective November 10, 1997, the Company completed a merger with AMS, whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of Caprius, and became a wholly owned subsidiary of Caprius (the "AMS Merger"). AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system. Also, effective November 10, 1997, the Company changed its name to Caprius, Inc. and effected a one-for-ten Reverse Stock Split, which has been retroactively reflected in the financial statements. The AMS Merger was accounted for under the purchase method of accounting with the majority of the purchase price allocated to the value of research and development on the Aurora System. The estimated value of purchased research and development was based on the net present value of estimated future cash flow arising from the sale and installation of breast imaging systems. Generally accepted accounting principles requires that a portion of the purchase price be allocated to research and development projects in process and that, if those projects have no alternative future use, the amount should be charged to expense as a research and development cost. The Company has determined that the technology being developed by AMS is specific to breast MRI and has no alternative use. Accordingly, the portion of the purchase price allocated to purchased research and development has been charged to operations.

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

     In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Aurora System. The Company has already contracted with several significant managed care companies in Massachusetts and continues to gain contracts from others, further supporting the clinical acceptance of MRI in breast care. However, in order to fully commercialize the Aurora System, to demonstrate its diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and to continue to obtain reimbursement for a dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop clinical utility. The Company has launched a clinical study, which includes a scientific investigation of the improved breast imaging device in a large patient population, to provide objective evidence of its clinical utility. The Aurora System has been placed at the University of Texas Medical Branch at Galveston, the Faulkner Centre and The University of Arkansas Teaching Hospital in Little Rock, Arkansas. The Company has agreements to install the Aurora System in June 1998, at the Magee Women's Hospital in Pittsburgh, Pennsylvania and the Breast Care Center at the Englewood Hospital and Medical Center in Englewood, New Jersey. It is anticipated that breast imaging technology should gain clinical acceptance over the next two years and continue to evolve as further information is obtained from the clinical studies concerning additional applications, subject to the pricing of competitive technologies.

The Aurora Breast Imaging System

     The Company believes that the Aurora System has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for imaging dense breast tissue using a patent pending technique that can suppress fat in breast images, for earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up. The Company is initiating studies among its clinical partners to accelerate the expansion of MRI's potential in breast imaging. The study's goal is to establish breast MRI as an integral tool in the diagnosis and treatment of breast disease. As broader diagnostic applications are established, the Company's next goal will be to demonstrate clinical utility beyond diagnosis to include screening. This expansion of breast MRI's clinical utility should alter medical practices to include MRI on a more routine basis which will derive patient demand that should exceed the capacity of currently available whole body MRI systems. The Aurora System uses a technology dedicated to breast imaging to address this probable future demand and meet patient needs that are distinct from and not adequately served by whole body MRI systems. The Aurora System for breast imaging utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer purchase price and siting costs. The Aurora System will be offered at about 1/3 of the cost of a whole body system, or approximately $550,000. With future expanded applications and the Aurora System's market pricing strategy, the Company expects sales of the Aurora System and its diffusion in the women's healthcare marketplace to develop commensurate with new applications. The Company plans to market the Aurora System to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MRI to the diagnostic workup of certain breast patients.

     The Company intends to market its MRI breast imaging products or components thereof, either directly to hospitals and clinics or through a marketing or joint venture arrangement with one or more distributors. The Company intends to operate and install its breast imaging system through the following structures:

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

"Direct Sales"

     The Company may install the Aurora System through a direct sale to a hospital or women's health center. The Company believes that direct sales will be the most prevalent as breast MRI technology becomes more accepted in managing and treating breast disease. The Company further expects to generate additional future revenues through sales of upgrades and enhancements, as they become available.

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

"Comprehensive Breast Imaging Center"

     The Company may acquire comprehensive breast imaging centers and install an Aurora system to further differentiate the center and increase patient volume. The comprehensive breast imaging centers will operate as full-service providers whereby the Company will operate the equipment, schedule, bill and collect, contract with the third-party payers, etc. The Company will also contract with physicians for services to the extent necessary.

NOTE 3 - PREFERRED STOCK - SERIES A

     In May 1996, the Company closed a private placement of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, par value $.01 per share, (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. As of September 30, 1997, all of the Series A Preferred Stock had been converted into a total 1,348,832 shares of common stock adjusted for the Reverse Stock Split.

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

NOTE 5 - MEDICAL DIAGNOSTICS, INC.

     Effective August 31, 1995, Medical Diagnostics, Inc. ("MDI") merged (the "MDI Merger") with a wholly owned subsidiary of the Company. In connection with the MDI Merger, MDI entered into a loan and security agreement with a bank to finance the cash portion of the merger. The acquisition was accounted for under the purchase method of accounting and the purchase price of $29,806,000, exclusive of related costs, consisted of cash of approximately $11,196,000 and stock valued at approximately $18,610,000. In addition, 233,172 warrants to purchase the Company's common stock at $37.50 per share, adjusted for the Reverse Stock Split, were issued to MDI shareholders. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $26,933,000 which was assigned to goodwill and was being amortized on a straight-line basis over thirty years.

     At the effective time of the US Diagnostic Merger (see Note 2), US Diagnostic paid the Company $22,000,000 (the "Merger Consideration") as follows:
(1) to Chase Manhattan Bank NA (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (2) to the Company (approximately $10,000,000). As a result, US Diagnostic assumed approximately $9,000,000 in payment obligations under MDI's capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the US Diagnostic Merger.

     There  are  also  mutual  indemnifications   between  the  Company  and  US
Diagnostic whereby the Company has indemnified US Diagnostic from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI's former Chief Executive Officer. The Company had also indemnified US Diagnostic from any losses arising from the lawsuit between MDI and Raytel Medical Corporation, et al ("Raytel"). In September 1997, the Raytel litigation was settled whereby all actions between the parties were dismissed. Consequently, the $1,000,000 of the Merger Consideration and the Company's unescrowed shares in AMS placed in a blocked account as security has been released. In addition, in March 1998, the $700,000 held by the bank securing certain of the capital leases assumed by US Diagnostic was released.

NOTE 6 - PRO FORMA INFORMATION

     The following unaudited pro forma financial information sets forth the results of the Company as if the AMS Merger and the US Diagnostic Merger had occurred prior to October 1, 1997. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1997 or results that may occur in the future.

                                Six Months Ended
                                 March 31, 1998
                    (000's omitted, except per share amount)

             Net revenues                                             $  1,717
             Operating expenses                                       $ (6,328)
             Operating loss from continuing operations                $ (4,610)
             Loss from continuing operations                          $ (4,457)
             Loss per common share                                    $  (0.61)

NOTE 7 - SUBSEQUENT EVENT

     Effective May 12, 1998, the Company announced that it had signed a definitive agreement to acquire the Strax Institute, a comprehensive breast imaging center in Lauderhill, Florida. The purchase price is $600,000 and will be structured as an asset purchase. A closing is anticipated within sixty days.






                      [This space intentionally left blank]

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months Ended March 31, 1998, Compared to Three months Ended March 31, 1997

     The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1997.

     Net patient service revenue totaled $875,253 for the three months ended March 31, 1998 versus $4,296,284 for the three ended months March 31, 1997. Cost of service operations totaled $660,016 for the three months March 31, 1998 versus $3,013,309 for the three months ended March 31, 1997. These decreases were largely the result of the US Diagnostic Merger in February 1997, partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1997. The Company also recorded approximately $58,000 in net patient revenue for the three months ended March 31, 1998, from its start-up at the Faulkner Centre. This revenue stream is expected to increase significantly with increased patient volume and with the new sites expected in the third and fourth quarter. Cost of service operations should increase as these additional sites commence operations.

     Management fees and other revenues for the three months ended March 31, 1997, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

     Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to research and development projects in progress (see Note 2).

     Selling, general and administrative expenses totaled $1,611,962 for the three months ended March 31, 1998 versus $1,060,595 for the three months ended March 31, 1997. This increase reflects the Company's heightened efforts in marketing, promoting and developing Aurora System installations.

     Gain (loss) on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997. The loss for the three months ended March 31, 1997, consists of certain proceeds received pursuant to the Raytel litigation offset by continuing costs incurred related to the US Diagnostic indemnifications.

     Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

Six months Ended March 31, 1998, Compared to Six months Ended March 31, 1997

     The results of operations for the six months ended March 31, 1998 and 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1997.

     Net patient service revenue totaled $1,717,363 for the six months ended March 31, 1998 versus $10,687,505 for the six ended months March 31, 1997. Cost of service operations totaled $1,483,500 for the six months March 31, 1998 versus $7,416,198 for the six months ended March 31, 1997. The decrease from 1997 to 1998 was largely the result of the US Diagnostic Merger in February 1997, partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1997. The Company also recorded approximately $113,000 for the six months ended March 31, 1998, in net patient revenue from its start-up at the Faulkner Centre, which is expected to increase significantly with increased patient volume and with the new sites expected in the third and fourth quarter. Cost of service operations should also increase as these additional sites commence operations.

     Management fees and other revenues for the six months ended March 31, 1997, include the following: $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

     Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to R&D projects in progress (see Note 2).

     Selling, general and administrative expenses totaled $2,817,856 for the six months ended March 31, 1998 versus $2,369,053 for the six months ended March 31, 1997. This increase reflects the effects of the US Diagnostic Merger offset by the increased efforts in marketing, promoting and developing Aurora System installations.

     Gain (loss) on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997. The loss for the six months ended March 31, 1997, consists of certain proceeds received pursuant to the Raytel litigation offset by continuing costs incurred related to the US Diagnostic indemnifications.

     Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

Liquidity and Capital Resources

     The Company had available cash and cash equivalents of $6,659,362 at March 31, 1998. The Company intends to utilize the funds for the continuing development of the Aurora System, for the clinical research study being conducted on the role of MRI in breast care and for the opening of breast imaging centers. In addition, the Company has equipment credit lines for up to $3.2 million to fund future Aurora System installations. As of March 31, 1998, the Company has incurred substantially all of the costs for its systems to be placed at the University of Arkansas Teaching Hospital, the Breast Care Center at the Englewood Hospital and Magee Women's Hospital and expects to receive approximately $1.1 million when those systems are installed.

     The significant cash flows used in operating activities for the three months ended March 31, 1998, reflect the Company's continuing investment in the development of the Aurora System and in marketing to and developing future breast imaging centers. This investment is offset by the decrease in restricted cash from the funds released from the blocked account.

     The Company currently funds its operations principally through cash obtained from the US Diagnostic merger. The Company anticipates that revenues from the Faulkner Centre and future sites will increase significantly as additional systems are installed. The Company continues to negotiate with several unaffiliated parties to establish credit facilities for the capital expenditures at its new sites. However, there can be no assurances that any agreements can be consummated or that such agreements will be in amounts sufficient to fund all the Company's installations or that revenues from future sites will be sufficient to fund operations.

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

     The Company is including the following cautionary statement in this Report of Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, however, there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.





















                      [This space intentionally left blank]

PART II:  OTHER INFORMATION

Item 1.  Legal proceedings

     On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United Stated District Court for the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud, and seeks unspecified compensatory damages sustained as a result of the defendants' alleged wrongdoing. Ms. Lumsden purports to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of [the Company] during the period August 10, 1994 through and including December 12, 1997." The complaint alleges that during the class period the defendants "issued to the investing public false and misleading financial statements, press releases and sales projections" concerning the Company's revenues and future business prospects.

     On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action has been brought by Robert Curry and the complaint alleges the same purported class and contains similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class action claims into one for pre-trial purposes.

     The Company believes it has meritorious defenses to these allegations and intends to vigorously contest all claims.

     In April 1998, the parties to the arbitration between John A. Lynch, the former Chief Executive Officer of MDI, and the Company reached a tentative agreement for some of Mr. Lynch's expenses and claims for bonuses. All other matters remain pending with the arbitrators. The Company believes that the results of the remaining issues in this arbitration should not have a material adverse effect on its business, results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27    Financial Data Schedule

     (b)   Reports of Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Caprius, Inc.
                                         (Registrant)


Date:  May 14, 1998                      /s/  Jack Nelson
                                         ----------------
                                         Jack Nelson
                                         Chief Executive Officer

Date:  May 14, 1998                      /s/  Steven J. James
                                         --------------------
                                         Steven J. James
                                         Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit                                 Description
-------                                 -----------


   27                             Financial Data Schedule