Form 10-Q
period 1998-06-30
CAPRIUS INC
filed 1998-08-14
CIK 722567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       OR

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


                      46 Jonspin Road, Wilmington, MA 01887
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (978) 657-8876
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 1998, there were 7,364,934 shares of Common Stock, $.01 par value, outstanding.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

  ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets - June 30, 1998
               and September 30, 1997                                      3

            Consolidated Statements of Operations - for the
               three and nine months ended June 30, 1998
               and 1997                                                    4

            Consolidated Statements of Stockholders' Equity                5

            Consolidated Statements of Cash Flows - for the
               nine months ended June 30, 1998 and 1997                    6

            Notes to Consolidated Financial Statements                     7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           11


PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                               14

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                15


EXHIBIT INDEX

                          CAPRIUS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                                  June 30,          September 30,
                                                                    1998                 1997
                                                                ------------         ------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                 $  4,250,723         $  9,752,768
      Cash, restricted                                                    --            1,744,967
      Accounts receivable, net of reserve for bad debts
         of $603,152 atJune 30, 1998 and $612,500 at
         September 30, 1997                                        2,899,519            2,691,858
      Inventory                                                    1,268,633                   --
      Other current assets                                           649,563              163,433
                                                                ------------         ------------
           Total current assets                                    9,068,438           14,353,026
                                                                ------------         ------------

PROPERTY AND EQUIPMENT, AT COST:
      Medical equipment                                            1,160,803              494,725
      Office furniture and equipment                                 189,275              624,245
      Other equipment                                              1,512,088               48,597
      Leasehold improvements                                       1,152,063              751,394
                                                                ------------         ------------
                                                                   4,014,229            1,918,961
      Less: accumulated depreciation and amortization              1,564,069              618,263
                                                                ------------         ------------
           Total property and equipment, at cost                   2,450,160            1,300,698
                                                                ------------         ------------

OTHER ASSETS:
      Other intangibles, net of accumulated amortization
         of $291,079 at June 30, 1998 and $800 at
         September 30, 1997                                        1,321,297               58,595
      Goodwill, net of accumulated amortization of
         $414,364 at June 30, 1998 and $311,200 at
         September 30, 1997                                        2,280,245            2,383,377
      Investment in and advances to unconsolidated
         subsidiary                                                       --            1,525,387
      Other                                                           22,818              213,518
                                                                ------------         ------------
           Total other assets                                      3,624,360            4,180,877
                                                                ------------         ------------
                                                                $ 15,142,958         $ 19,834,601
                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                               860,186              462,118
      Accrued expenses                                               907,492              949,277
      Accrued compensation                                           407,695              212,522
      Current portion of long-term debt and capital
         lease obligations                                           723,061              550,000
                                                                ------------         ------------
           Total current liabilities                               2,898,434            2,173,917
                                                                ------------         ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   NET OF CURRENT PORTION                                            673,513              337,500

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value
           Authorized - 1,000,000 shares
           Issued and outstanding - Series A, none;
           Series B, convertible, 2,700 shares at
           June 30, 1998 and September 30, 1997                    2,700,000            2,700,000
      Common stock, $.01 par value
           Authorized - 50,000,000 shares
           Issued and outstanding - 7,364,933 shares
           at June 30, 1998 and 4,374,763 shares at
           September 30, 1997                                         73,649               43,748
      Additional paid-in capital                                  63,558,263           56,170,271
      Accumulated deficit                                        (54,758,651)         (41,588,585)
      Treasury stock (22,500 common shares, at cost)                  (2,250)              (2,250)
                                                                ------------         ------------
           Total stockholders' equity                             11,571,011           17,323,184
                                                                ------------         ------------
                                                                $ 15,142,958         $ 19,834,601
                                                                ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                       June 30,                      June 30,
                                                              ------------------------      ---------------------------
                                                                 1998          1997            1998            1997
                                                              -----------   ----------      ------------   ------------

REVENUES:
      Net patient service revenues                            $   963,441   $  920,563      $  2,680,804   $ 11,608,067
      Management fees and other                                        --           --                --        287,316
                                                              -----------   ----------      ------------   ------------
          Total revenues                                          963,441      920,563         2,680,804     11,895,383
                                                              -----------   ----------      ------------   ------------
OPERATING EXPENSES:
      Cost of service operations                                  999,143      770,836         2,482,643      8,269,199
      Research and development                                    880,768           --         2,280,408             --
      Purchased research and development (see note 2)                  --           --         7,097,566             --
      Selling, general and administrative                         965,043      758,548         3,782,899      3,045,433
      Provision for bad debt and collection costs                  73,099        1,810           233,871        849,842
                                                              -----------   ----------      ------------   ------------
          Total operating expenses                              2,918,053    1,531,194        15,877,387     12,164,474
                                                              -----------   ----------      ------------   ------------
          Operating income (loss) from continuing
             operations                                        (1,954,612)    (610,631)      (13,196,583)      (269,091)
Gain (loss) on sale of imaging business                            (8,075)    (144,922)           53,393     (9,377,283)
Other income                                                           --        6,541             3,050        239,611
Interest income                                                    46,018      113,848           278,461        149,674
Interest expense                                                  (60,940)     (34,656)         (142,852)      (950,056)
                                                              -----------   ----------      ------------   ------------
      Income (loss) from continuing operations before
        minority interests, equity in loss of subsidiary
        and provision for income taxes                         (1,977,609)    (669,820)      (13,004,531)   (10,207,145)

Minority interests in net losses of consolidated entities              --           --                --       (202,234)
Equity in net loss of unconsolidated subsidiary                        --     (232,041)          (67,358)    (1,190,108)
                                                              -----------   ----------      ------------   ------------
      Loss from continuing operations before provision
        for income taxes                                       (1,977,609)    (901,861)      (13,071,889)   (11,599,487)

Provision for income tax (expense) benefit                        (98,177)     (40,000)          (98,177)        63,445
                                                              -----------   ----------      ------------   ------------
      Loss from continuing operations                          (2,075,786)    (941,861)      (13,170,066)   (11,536,042)

Income from operations of discontinued division                        --       15,549                --         58,450
                                                              -----------   ----------      ------------   ------------

      Net Loss                                                $(2,075,786)  $ (926,312)     $(13,170,066)  $(11,477,592)
                                                              ===========   ==========      ============   ============


Income (loss) per basic and diluted common share:
      Loss from continuing operations                         $     (0.28)  $    (0.22)     $      (1.91)  $      (2.85)
      Income from operations of discontinued division                  --           --                --           0.01
                                                              -----------   ----------      ------------   ------------
      Net loss per share                                      $     (0.28)  $    (0.22)     $      (1.91)  $      (2.84)
                                                              ===========   ==========      ============   ============

Weighted average number of common shares outstanding            7,361,197    4,374,763         6,909,447      4,042,953
                                                              ===========   ==========      ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                       Preferred Stock          Common Stock        Treasury Stock
                     --------------------   --------------------  --------------------  Additional                      Total
                      Number     $0.01       Number     $0.01      Number     $0.01       Paid-in      Accumulated   Stockholders'
                     of Shares  Par Value   of Shares  Par Value  of Shares  Par Value    Capital        Deficit        Equity
                     ---------  ---------   ---------  ---------  ---------  ---------  ----------    ------------   -------------

BALANCE,
  SEPTEMBER 30, 1997   2,700   $2,700,000   4,374,763   $43,748   (22,500)   $(2,250)   $56,170,271   $(41,588,585)   $ 17,323,184

Issuance of common
  stock related to
  AMS merger              --           --   2,956,742    29,567        --         --      7,362,287             --       7,391,854
Conversion of note
  payable                 --           --      27,429       274        --         --         20,725             --          20,999
Exercise of stock
  options                 --           --       6,000        60        --         --          4,980             --           5,040
Net loss                  --           --          --        --        --         --             --    (13,170,066)    (13,170,066)
                       -----   ----------   ---------   -------   -------    -------    -----------   ------------    ------------
BALANCE,
  JUNE 30, 1998        2,700   $2,700,000   7,364,934   $73,649   (22,500)   $(2,250)   $63,558,263   $(54,758,651)   $ 11,571,011
                       =====   ==========   =========   =======   =======    =======    ===========   ============    ============




The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended June 30,
                                                                       1998               1997
                                                                   ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                         $(13,170,066)      $(11,477,592)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Equity in net loss of unconsolidated subsidiary                     67,358          1,190,108
     Loss (gain) on sale of imaging business                            (61,468)         9,377,283
     Minority interest in net income (loss) of
        consolidated entities                                                --            202,234
     Purchased research and development                               7,097,566               --
     Depreciation and amortization                                      784,124            871,047
     Changes in assets and liabilities:
       Decrease in restricted cash                                    1,744,967                 --
       Accounts receivable, net                                        (207,662)            58,271
       Inventories                                                     (459,799)            44,800
       Other current assets                                            (348,904)           427,223
       Accounts payable and accrued expenses                             (6,795)        (1,405,177)
                                                                   ------------       ------------
          Net cash provided by (used in) operating activities        (4,560,679)          (711,803)
                                                                   ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of imaging business                                 61,468          7,938,917
  Cash used in AMS merger                                              (128,406)                --
  Advances to unconsolidated subsidiaries                              (479,673)          (602,516)
  Purchase of equipment, furniture and leasehold
     improvements                                                      (925,907)        (2,000,352)
  Purchase of minority interest in rehabilitation business                   --         (1,500,000)
  Other assets                                                               --            225,912
                                                                   ------------       ------------
          Net cash provided by (used in) investing activities        (1,472,518)         4,061,961
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            1,113,347          1,842,707
  Financing of purchase of minority interest in
     rehabilitation business                                                 --          1,300,000
  Repayment of long-term debt and capital lease obligations            (582,195)        (1,674,827)
  Distribution to minority interests                                         --           (470,661)
                                                                   ------------       ------------
          Net cash provided by (used in) financing activities           531,152            997,219
                                                                   ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (5,502,045)         4,347,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,752,768          3,287,880
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,250,723       $  7,635,257
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest during the period                         $    128,285       $    924,117
                                                                   ============       ============







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

NOTE 2 - THE COMPANY

     The Company was founded in 1983 and through August 1996 operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger with Advanced Mammography Systems, Inc. ("AMS") (effective April 9, 1998, AMS changed its name to Caprius Systems, Inc.), the Company is now developing, marketing and commercializing a dedicated Magnetic Resonance Imaging ("MRI") system for breast imaging known as the Aurora System. In September 1997, the Company installed its first Aurora System at the Faulkner-Sagoff Centre for Breast Health Care in Boston, Massachusetts ("the Faulkner Centre") and in April 1998, its second at the University of Arkansas for Medical Sciences ("University of Arkansas") in Little Rock, Arkansas. The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

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

     On February 27, 1997, Medical Diagnostics, Inc. ("MDI"), a wholly owned subsidiary of Caprius, merged with MDI Acquisition Corporation, a newly formed wholly owned subsidiary of US Diagnostic, Inc. ("US Diagnostic"), and became a wholly owned subsidiary of US Diagnostic (the "US Diagnostic Merger"). The Company had acquired MDI, which provided imaging and rehabilitation services, on August 31, 1995. Pursuant to the US Diagnostic Merger, Caprius retained the rehabilitation centers formerly operated by MDI.

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

     In February 1996, the U.S. Food and Drug Administration (the "FDA") cleared the commercial use of the Aurora System. The Company has already contracted with several significant managed care companies in Massachusetts and continues to gain contracts from others, further supporting the clinical acceptance of MRI in breast care. However, in order to fully commercialize the Aurora System, to demonstrate its diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and to continue to obtain reimbursement for a dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, the Company must develop clinical utility. The Aurora System has been placed at the University of Texas Medical Branch at Galveston, the Faulkner Centre and The University of Arkansas. The Company has agreements to install the Aurora System in August 1998 at the Englewood Hospital and Medical Center in Englewood, New Jersey and at the Magee Women's Hospital in Pittsburgh, Pennsylvania in September 1998, and at Massachusetts General Hospital in Boston, Massachusetts at a time still to be determined.

The Aurora Breast Imaging System

         The Company believes that the Aurora System has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for imaging dense breast tissue using a patent pending technique that can suppress fat in breast images, for earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up. The Company began a study at the Faulkner Centre in late July of approximately 200 women to assess whether breast MRI, when used in conjunction with a clinical breast exam and mammography, can detect breast cancers in high risk women with dense breast tissue at an earlier stage in their development. Mammograms on women with radiographically dense breasts are more difficult to interpret, and may not reveal a cancer that is present. The Company anticipates undertaking further studies to continue to explore broader applications of MRI in breast imaging. This expansion of breast MRI's clinical utility should alter medical practices to include MRI on a more routine basis which will drive patient demand that should exceed the capacity of currently available whole body MRI systems. The Aurora System uses a technology dedicated to breast imaging to address this probable future demand and meet patient needs that are distinct from and not adequately served by whole body MRI systems. The Aurora System for breast imaging utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer purchase price and siting costs. The Aurora System will be offered at about 1/3 of the cost of a whole body system, or approximately $550,000. With future expanded applications and the Aurora System's market pricing strategy, the Company expects sales of the Aurora System and its diffusion in the women's healthcare marketplace to develop commensurate with new applications. The Company plans to market the Aurora System to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MRI to the diagnostic workup of certain breast patients and intends to operate and install its breast imaging system through the following structures:

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

"Comprehensive Breast Imaging Center"

     The Company may acquire comprehensive breast imaging centers and install an Aurora system to further differentiate the center and increase patient volume. The comprehensive breast imaging centers will operate as full-service providers whereby the Company will operate the equipment, schedule, bill and collect, contract with the third-party payers, etc. The Company will also contract with physicians for services to the extent necessary. (See Note 6)

NOTE 3 - PREFERRED STOCK - SERIES B

     The Series B Preferred Stock consists of 2,700 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock, has a liquidation value of $1,000.00 per share plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is initially convertible into 1,159,793 shares of Common Stock adjusted for the Reverse Stock Split, subject to customary anti-dilution provisions, commencing on August 18, 1998, or earlier upon a change of control as defined. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

NOTE 4 - MEDICAL DIAGNOSTICS, INC.

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

     There are also mutual indemnifications between the Company and US Diagnostic whereby the Company has indemnified US Diagnostic from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI's former Chief Executive Officer. The Company had also indemnified US Diagnostic from any losses arising from the lawsuit between MDI and Raytel Medical Corporation, et al ("Raytel"). In September 1997, the Raytel litigation was settled whereby all actions between the parties were dismissed. Consequently, the $1,000,000 of the Merger Consideration and the Company's unescrowed shares in AMS placed in a blocked account as security has been released. In March 1998, the $700,000 held by the bank securing certain of the capital leases assumed by US Diagnostic was released. In addition, in July 1998, the Company announced that in the matter of John Lynch vs. Advanced NMR Systems, Inc., a panel of arbitrators unanimously reached a final decision rejecting claims and denying damages. Caprius, prior to this date, paid Lynch certain benefits pursuant to the severance provisions of his contract. The arbitrators awarded less than half of the legal expenses demanded or approximately $200,000.

NOTE 5 - PRO FORMA INFORMATION

     The following unaudited pro forma financial information sets forth the results of the Company as if the AMS Merger and the US Diagnostic Merger had occurred as of October 1, 1997. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1997 or results that may occur in the future.

                                                        Nine Months Ended
                                                          June 30, 1998
                                                        -----------------
                                             (000's omitted, except per share amount)

    Net revenues                                             $ 2,681
    Operating expenses                                       $(9,268)
    Operating loss from continuing operations                $(6,588)
    Loss from continuing operations                          $(6,426)
    Loss per common share                                    $ (0.87)



NOTE 6 - SUBSEQUENT EVENT

     On July 1, 1998, the Company acquired substantially all of the assets and business of the Gertrude and Philip Strax Breast Diagnostic Institute in Lauderhill, Florida, a comprehensive breast imaging center. As consideration of the acquisition, the Company paid $600,000 in cash. The acquisition will be accounted for under the purchase method of accounting and the cost in excess of net assets of approximately $450,000 will be amortized over 20 years.








                     [This space intentionally left blank.]

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1997.

     Net patient service revenue totaled $963,441 for the three months ended June 30, 1998 versus $920,563 for the three months ended June 30, 1997. Cost of service operations totaled $999,143 for the three months June 30, 1998 versus $770,836 for the three months ended June 30, 1997. These increases were largely the result of the net patient revenue and operating expenses from the start-up of the Faulkner Centre. This revenue stream is expected to increase with increased patient volume and with the new sites expected in the fourth quarter. Cost of service operations should increase as these additional sites commence operations.

     Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to research and development projects in progress (see Note 2).

     Selling, general and administrative expenses totaled $965,043 for the three months ended June 30, 1998 versus $758,548 for the three months ended June 30, 1997. This increase reflects the Company's heightened efforts in marketing, promoting and developing Aurora System installations.

     Gain (loss) on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997. The loss for the three months ended June 30, 1997, consists of certain proceeds received pursuant to the Raytel litigation offset by continuing costs incurred related to the US Diagnostic indemnifications.

     Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

NINE MONTHS ENDED JUNE 30, 1998, COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

     The results of operations for the nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the year ended September 30, 1997.

     Net patient service revenue totaled $2,680,804 for the nine months ended June 30, 1998 versus $11,608,067 for the nine months ended June 30, 1997. Cost of service operations totaled $2,482,643 for the nine months June 30, 1998 versus $8,269,199 for the nine months ended June 30, 1997. The decrease from 1997 to 1998 was largely the result of the US Diagnostic Merger in February 1997, partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1997. The Company also recorded approximately $177,000 for the nine months ended June 30, 1998, in net patient revenue from its start-up at the Faulkner Centre, which is expected to increase with increased patient volume and with the new sites expected in the fourth quarter. Cost of service operations should also increase as these additional sites commence operations.

     Management fees and other revenues for the nine months ended June 30, 1997, include a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

     Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to R&D projects in progress (see Note 2).

     Selling, general and administrative expenses totaled $3,782,899 for the nine months ended June 30, 1998 versus $3,045,433 for the nine months ended June 30, 1997. This increase reflects the effects of the US Diagnostic Merger offset by the increased efforts in marketing, promoting and developing Aurora System installations.

     Other Income for the nine months ended June 30, 1997 includes a gain of $223,000 from the sale of certain equipment.

     Gain (loss) on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997. The loss for the nine months ended June 30, 1998, consists of certain proceeds received pursuant to the Raytel litigation offset by continuing costs incurred related to the US Diagnostic indemnifications.

     Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had available cash and cash equivalents of $4,250,723 at June 30, 1998. The Company intends to utilize the funds for the continuing development of the Aurora System, for the clinical research study being conducted on the role of MRI in breast care and for the opening of breast imaging centers. In addition, the Company has equipment credit lines for up to $3.2 million to fund Aurora System installations of which $700,000 has been drawn as of June 30, 1998 and approximately $800,000 will be drawn when the systems are installed at the Breast Care Center at the Englewood Hospital and Magee Women's Hospital.

     The significant cash flows used in operating activities for the three and nine months ended June 30, 1998, reflect the Company's continuing investment in the development of the Aurora System and in marketing to and developing future breast imaging centers. This investment is offset by restricted cash released from the blocked account.

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

     In addition, management is currently in discussions to obtain additional funds through various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and joint ventures or the sale of the Company's rehabilitation business. However, there can be no assurance that such funding initiatives would be successful.

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















                      [This space intentionally left blank]

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United Stated District Court for the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud, and seeks unspecified compensatory damages sustained as a result of the defendants' alleged wrongdoing. Ms. Lumsden purports to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997." The complaint alleges that during the class period the defendants "issued to the investing public false and misleading financial statements, press releases and sales projections" concerning the Company's revenues and future business prospects.

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

     In April 1998, the parties to the arbitration between John A. Lynch, the former Chief Executive Officer of MDI, and the Company reached a tentative agreement for some of Mr. Lynch's expenses and claims for bonuses. In July 1998, a panel of arbitrators unanimously reached a final decision rejecting claims and denying damages. Caprius, prior to this date, paid Lynch certain benefits pursuant to the severance provisions of his contract. The arbitrators awarded less than half of the legal expenses demanded or approximately $200,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

         27    Financial Data Schedule

     (b)   Reports of Form 8-K

         June 3, 1998 - Change in Registrant's Certifying  Accountants

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Caprius, Inc.
                                              ---------------------------------
                                              (Registrant)


Date: August 13, 1998                         /s/ Jack Nelson
                                              ---------------------------------
                                              Jack Nelson
                                              Chief Executive Officer


Date: August 13, 1998                         /s/ Steven J. James
                                              ---------------------------------
                                              Steven J. James
                                              Chief Financial Officer