Form 10-K
period 1998-09-30
CAPRIUS INC
filed 1999-01-13
CIK 722567

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission File Number 0-11914

                                  CAPRIUS, INC.
                                  -------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                            22-2457487
----------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)

         46 JONSPIN ROAD
    WILMINGTON, MASSACHUSETTS                                           01887
    -------------------------                                        ----------
(Address of principal executive offices)                             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 657-8876

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

                     YES  X    NO
                         ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on December 31, 1998, (based upon the assumption that each officer, director and person who is known by the Registrant to own more than five percent of the outstanding common Stock of the Registrant is an affiliate of the Registrant for purposes of this computation):
$8,518,610.

     Number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1998: 7,366,790

             Documents Incorporated by Reference - Not applicable.
================================================================================

                                      INDEX

                                                                                 Page No.
PART I
Item 1.  Business                                                                    3
Item 2.  Properties                                                                 14
Item 3.  Legal Proceedings                                                          14
Item 4.  Submission of Matters to a Vote of Securities Holders                      15

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters      16

Item 6.  Selected Financial Data                                                    17
Item 7.  Management's Discussion and Analysis of Financial Conditions and
                Results of Operations                                               19
Item 8.  Financial Statements and Supplementary Data                                21
Item 9.  Changes and Disagreements with Accountants on Accounting                   21
                and Financial Disclosure

PART III
Item 10. Directors and Executive Officers of the Registrant                         23
Item 11. Executive Compensation                                                     26
Item 12. Security Ownership of Certain Beneficial Owners and Management             31
Item 13. Certain Relationships and Related Transactions                             33

PART IV
Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K          34

SIGNATURES

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS
GENERAL

     Caprius, Inc. ("Caprius" or the "Company") (formerly Advanced NMR Systems, Inc.) was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the Company's merger with Advanced Mammography Systems, Inc. ("AMS"), the Company has developed a dedicated MRI system for breast imaging known as the Aurora(TM) System (the "Aurora System"). AMS subsequently changed its name to Caprius Systems, Inc. but is referred to herein as AMS. In July 1998, the Company acquired its first comprehensive breast care center (The Strax Institute) and the Company's Management has determined that an opportunity exists for additional acquisitions of breast imaging centers. The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

     In December 1998, Caprius announced that it was pursuing a strategy of identifying a strategic alliance to either acquire or joint venture its Aurora technology (the "Strategic Partner"). This is a consequence that at this point in time, Caprius lacks sufficient funds to continue necessary research and development or to fund manufacturing costs to produce its next systems. A Letter of Intent to sell the technology in a transaction valued at approximately $5 million was entered into in December 1998, but was terminated on December 17, 1998. At that time, the Company announced that it would reopen discussions with other interested parties and would continue to identify and pursue the acquisition of comprehensive breast imaging centers. The Company anticipates that any sale or joint venture of the Aurora technology may include some form of cash, royalty payments and ownership. There can be no assurances that any such sole or joint venture can be entered into or completed. Furthermore, unless a Strategic Partner is identified, near term, to acquire its Aurora technology, the Company's viability could be threatened.

     In July 1998, the Company acquired its first comprehensive breast imaging center, the Strax Institute, located in Lauderhill, Florida. The Strax Institute is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company believes that there is an opportunity to acquire and consolidate similar breast care centers.

     Effective November 10, 1997, the Company completed a merger with AMS, whereby AMS merged into AMS Merger Corp., a wholly-owned subsidiary of Caprius, and became a wholly-owned subsidiary of Caprius (the "Merger"). AMS was originally formed on July 2, 1992, as a wholly-owned subsidiary of Caprius to develop a dedicated breast MRI system.

     On February 27, 1997, Medical Diagnostics, Inc. ("MDI"), a wholly-owned subsidiary of Caprius, merged with MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic Inc. ("US Diagnostic") and became a wholly-owned subsidiary of US Diagnostic. The Company had acquired MDI, which provided imaging and rehabilitation services, on August 31, 1995. Pursuant to the US Diagnostic merger, Caprius retained the rehabilitation centers formerly operated by MDI. Caprius sold MDI principally to pursue its strategy of developing and installing its breast imaging system and to repay all the indebtedness to the senior lender.

     COMPREHENSIVE BREAST CARE CENTERS

     Caprius' focus is to acquire and operate comprehensive breast-imaging centers. Such a center would contain, at a minimum, conventional x-ray mammography, ultrasound, stereotactic biopsy, bone densitometry, MRI, and a cadre of support staff for conducting clinical breast exams, genetic counseling and pre and post surgical guidance and counsel.

     Most imaging centers do not focus on breast disease. In today's medical service environment there exist numerous examples of disease specific centers. Convenience of treatment and accessibility to diagnostic tools are the hallmark of quality care in current medical practices. Breast imaging centers therefore must possess all the essential modalities coupled with efficient patient handling and care for the resolution and swift diagnosis of breast disease.

     A comprehensive breast imaging center with the above performance capacities responds to the needs and concerns of women. It provides overall comprehensive care for women; their medical needs, personal concerns and psychological well being. It provides immediate and unhampered access to a range of modalities which address, resolve, diagnose and provide complete and dedicated focus on breast disease. In a fragmented market, such as exists today in the U.S., a comprehensive breast imaging center provides the care, efficiency, access and immediate resolution which should serve as a model for the amalgamation of breast imaging centers.

     The Company intends to identify specific geographic markets within the U.S. in which to consolidate breast imaging centers. In doing so, the Company, with its experience in the medical service industry and expertise in breast disease, should be able to provide better care and treatment of breast disease and more efficiently utilize medical technology, including MRI, through sharing resources and cross-referring among centers.

     The Company's own survey indicates that there exists approximately four hundred (400) breast imaging centers in the U.S. Discussions with numerous parties, well known in this field, confirm to the best of the Company's knowledge that no party is currently involved in the consolidation of these centers. Assuming the Company can access the capital markets, it intends to seek to acquire one or more centers. However, until a transaction is completed on the sale of technology, the acquisition of centers could be difficult. The Strax Breast Diagnostic Institute, is one such acquisition. It is a comprehensive breast-imaging center with an outstanding reputation for quality.

     Caprius, Inc. acquired all the assets and certain liabilities of The Strax Institute ("Strax" or "The Institute") in July 1998. The Strax Institute was founded in 1979 to provide comprehensive breast care for women in Southern Florida. The Institute operates a single center located in Lauderhill, Florida occupying 8,500 square feet of space and employs eighteen (18) full-time and six
(6) part time employees. In 1997 alone, the Strax Institute saw approximately 15,000 patients.

     The Institute specializes exclusively in comprehensive breast care utilizing several imaging modalities and a high level of hands-on patient care. The Institute performs all imaging and diagnostic services in-house, including x-ray mammography, ultrasound, stereotactic biopsies, as well as all patient screening, scheduling, billing and collections, managed care contracts, transcription, medical records and accounting.

     The healthcare market that the Institute operates in is favorable for the services offered. It has a high percentage of elderly female patients and an area with a growing population base. In the past, the Center did very little direct marketing to patient or referring physicians, relying primarily on "word-of-mouth" to promote its services. It has an extremely high percentage of repeat business, as evidenced by the fact that of the 14,791 patients seen in 1997, 13,609, or approximately 92%, were repeat patients

     The Strax Institute earned revenues of $1,235,000 for the year ended 1997, with a net loss of $85,000. The purchase price for the Institute was $600,000. The Company believes there are numerous opportunities available to increase volume and profitability at the Institute. The Company is designing programs to expand patient services volume and increase the revenues obtained per patient.

     REHABILITATION SERVICES

     The Company has diversified a portion of its business in a niche rehabilitation market through its subsidiary, MVA Rehabilitation Associates. On March 21, 1997, the Company acquired the remaining 25% minority interest in the rehabilitation centers for $1.5 million, which included a seller note of $1.3 million. The MVA centers provide comprehensive physician care, physical therapy and case management for motor vehicle accident patients and have developed a system to document valid personal injury claims and exclude false claims, thus enabling it to provide more efficient patient care. MVA has an excellent reputation with third-party payers such as automobile insurance companies.

     MEDICAL DEVICE TECHNOLOGY

     Caprius' technology consists of the development and commercialization of the Aurora System, the only dedicated breast MRI imaging system cleared by the U.S. Food and Drug Administration ("FDA"). It has received worldwide acclaim and attracted General Electric Company ("GE") to acquire a thirteen-percent (13%) stake in the Company. The product has achieved a stable performance level, however, further investment in the development of the Aurora System has been slowed. The Company has approached and is currently in discussions with a number of strategic corporate prospects who it believes will have interest in assuming the technology in order to market and sell the Aurora in the U.S. and international markets and to assume responsibility for manufacturing, further product enhancement and upgrades. Caprius may benefit from the expected revenue stream that could flow from placing the system under the umbrella of a larger corporate partner.

     MRI provides very high resolution medical images of soft tissue. When interpreted by a trained physician, the images can be used in many applications and can be a valuable tool in the detection and management of breast disease. MRI systems use large magnets, digital computers and controlled radio waves to derive cross-sectional (two dimensional) and volume (three-dimensional) high resolution images of the body's internal organs, tissues and function. MRI systems present no currently known risks to patients in contrast to other diagnostic techniques that subject the patient to potentially harmful ionizing radiation (including Positron Emission Tomography ("PET"), Computerized Axial Tomography ("CT") and conventional x-ray).

     The Company has contracted with most of the third party payers in Massachusetts, further supporting the clinical acceptance of MRI in breast care. However, in order to fully commercialize the Aurora System and to demonstrate its diagnostic effectiveness as an accepted tool for the diagnosis and management of breast disease and continue to obtain reimbursement for dedicated breast MRI by third parties such as Medicare, private insurance and managed care consortiums, maximum clinical efficacy and cost effectiveness must be demonstrated. The System has been placed at the University of Texas Medical Branch at Galveston, TX, the Faulkner-Sagoff Centre for Breast Health Care in Boston, MA, The University of Arkansas Teaching Hospital in Little Rock, AR, the Breast Care Center at the Englewood Hospital and Medical Center in Englewood, NJ, and at the Magee Women's Hospital in Pittsburgh, PA.

BREAST DISEASE INCIDENCE AND DIAGNOSIS

     According to the American Cancer Society, except for skin cancer, which has a low mortality rate, breast cancer is the most common cancer among women, accounting for one out of every three cancer diagnoses. In 1998, approximately 184,300 new cases of invasive breast cancer are expected to be diagnosed, and 44,300 women are expected to die from this disease. Only lung cancer causes more cancer deaths in women. Nearly one in eight women will have breast cancer in the course of their lives.

     In the U.S., National Cancer Institute guidelines recommend women over 40 undergo an annual screening for breast cancer using x-ray mammography. Approximately 25 million screening procedures were performed in 1998. Screening exams with x-ray mammography are generally credited with the earlier detection of lesions and, thus, increasing survival rates among breast cancer patients. Despite this improvement, however, screening x-ray mammography results in ambiguous or indeterminate findings in 15-20% of patients tested.

THE AURORA BREAST IMAGING SYSTEM

     The Company believes its Aurora System has the potential to become an important adjunct in the evaluation of the 15-20% of x-ray mammograms that are ambiguous or indeterminate, for imaging dense breast tissue use of a patent pending technique, the Aurora System can suppress fat in breast images, for possible earlier diagnostic intervention among high risk individuals, for characterizing breast lesions, for staging cancer treatment and for post surgery and post radiation follow-up. As broader diagnostic applications are established, the next goal will be to demonstrate clinical utility beyond diagnosis to include screening. This expansion of breast MRI's clinical utility should alter medical practices to include MRI on a more routine basis, which will drive patient demand and should exceed the capacity of currently available whole body MRI systems. The Aurora MRI solution is a technology dedicated to breast imaging to address this potential future demand and meet patient needs that are distinct from, and not adequately served by, whole body MRI systems. The Aurora System for breast imaging utilizes a .5T magnet that maintains an imaging field of view and image quality comparable to a 1.5T whole body system, dramatically reducing the customer equipment and siting costs. With future expanded applications and the identification of a potential Strategic Partner to help fund and distribute the Aurora System, the Company expects sales will increase. The Aurora System will be marketed to mammography clinics and practices where patient volume is sufficient to justify the cost of adding MR breast imaging to the diagnostic workup of certain breast patients.

MARKETING

     The Company will market its comprehensive breast imaging centers directly to physicians and patients, including annual follow-up. The Company expects that by acquiring centers within certain geographic areas, it will be able to offer higher priced medical technology, including MRI, more efficiently and, because the centers will be focused primarily on breast disease, it should be able to provide higher quality care to the patient.

     Furthermore, the Company believes that, as the detection and treatment of breast disease continues to develop and becomes more sophisticated, the demand for imaging as a means of detecting and managing diseases at an earlier stage will increase. Earlier detection of disease, particularly through non-invasive and minimally invasive imaging technologies, can help reduce medical costs to third-party payers and/or healthcare providers by reducing treatment costs and malpractice claims. The Company believes that, as physicians and third-party payers become more knowledgeable and familiar with the benefits of specialized, focused breast care and advanced imaging capabilities, patient referrals should increase.

     In February 1996, the Company was granted a 510(k) clearance by the FDA for the purpose of commercial distribution of the Aurora System. To accelerate the establishment of MRI's clinical efficacy and cost effectiveness in the diagnosis of breast diseases, the Company expects rigorous and scientifically sound clinical and economic outcome comparisons between MR breast imaging and mammography will need to be performed.

     Through a potential strategic alliance, the Aurora System may be installed and operated through two structures:

     "SHARED REVENUE AGREEMENTS"

     The Aurora System may be installed under a shared revenue agreement with a health center, whereby the Company and/or the Strategic Partner provides the Aurora breast imaging system, all upgrades to the system made available during the term of the agreement, all maintenance and cryogens for the system and equipment insurance coverage. The health center then provides the necessary siting improvements and all other required services, including the technologists, and provides for all scheduling and screening, billing and collecting of revenues from patients and third-party payers, maintaining medical and administrative records and filing for required clinic licenses, if necessary.

     In exchange for providing the equipment, the Company and/or a Strategic Partner will receive a monthly lease payment based on a percentage of the collected net patient revenue from technical services, approximately 50%. If the Aurora technology is sold or joint ventured, the Company anticipates that it will receive a percentage of this lease payment in the form of a royalty. Total charges billed vary depending on the type and duration of examination. Insurance reimbursements are normally less than rates charged. In addition, the hospital enters into contractual arrangements with third-party payers that provide for volume or group discounts. Professional service charges due to the radiologists who read and interpret the examination results are generally billed separately by the radiologists.

     "DIRECT SALES"

     The Company and/or a Strategic Partner may install the Aurora System through a direct sale to a hospital or women's health center. Direct sales will be the most prevalent as breast MRI technology becomes more accepted in managing and treating breast disease. Additional future revenues are expected to be generated through sales of upgrades and enhancements as they become available.

COMPETITION

     To the extent the Company and/or a Strategic Partner, either owns and operates its own breast imaging center or participates in revenue through its shared revenue arrangement, or seeks to make direct sales of the Aurora System, it competes with other providers of breast imaging services at hospitals, private clinics, physician practices and other independent sites. Competitive factors include the range of services provided, equipment capabilities and the ability to serve a broad range of patients. Barriers to entry into the markets include the cost of equipment, hiring of qualified technologists and management, proprietary business practices and, where applicable, Certificate of Need ("CON") or Determination of Need ("DON") regulation and other regulatory constraints.

     The health care industry in general, and the market for diagnostic imaging equipment in particular, is highly competitive and virtually all of the other entities known to management of the Company engaged in the manufacture of MRI systems possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. Although the Company is not aware of any other entities involved in developing dedicated use MRI scanners for breast imaging, competition may be experienced from either entities developing other dedicated use MRI scanners to image other parts of the body seeking to expand into the area of mammography or manufacturers of whole body scanners designed to utilize breast coils to image the breast area. In addition to competition on price, the principal elements of competition which will affect the ability to engage in the marketing of MRI systems will include product performance, service and support capability, financing terms and brand name recognition. To some extent, competition will also come from the manufacturers of other types of diagnostic imaging systems, such as ultrasound or thermography.

     The Aurora will also experience competition from the use of x-ray mammography machines. These machines are widely established and clinically accepted. The cost of x-ray mammography equipment is typically $60,000, which is significantly less than the expected cost to the user of the Aurora breast imaging MRI system. Today, the charge for a typical mammogram is about $130 and a typical MR is about $1,000. Since the Aurora cost to the purchaser is expected to be about one-half to one-third of a whole body MRI system, the Company believes that a proportionate savings might be passed to the patient, which should make MR scans more economically viable and competitive, compared to whole body MRI systems.

     Although the Company believes that an MRI scanner for breast imaging will represent a safer and more effective diagnostic imaging device, there can be no assurance that any products developed will be commercially accepted, especially in light of the cost savings involved in purchasing x-ray mammography machines and the familiarity of current practitioners in operating such devices. However, the Company also believes that MR breast imaging would provide additional information, especially in patients with mammographically dense breasts, and will make it an important diagnostic tool without having to displace x-ray mammography.

     Although the Company's rehabilitation services are also considered to be in highly competitive markets, the Company believes the market sector it is targeting (value-added services for motor vehicle accident victims and their insurers) is unique. The Company is not aware of any other significant participants in this endeavor.

MANUFACTURING

     The Company anticipates that its facility in Wilmington, Massachusetts would be transferred with a sale to or joint venture with a Strategic Partner and believes it has sufficient capacity to satisfy its commitments under existing contracts.

RESEARCH AND DEVELOPMENT

     Although at a slower pace, the Company continues to develop the Aurora System and enhance the product's software.

     As of December 31, 1998, the Company had 5 scientists and engineers involved on a full-time basis in developing its MRI scanner for breast imaging.

PATENTS

     The Company currently owns 19 U. S. patents and has 3 other pending patents relating to MRI imaging. All major patents are protected in Japan, Canada and the European Market countries. Pursuant to the GE transaction, GE has been granted a royalty-free license to 11 of the U.S. patents and 2 of the pending patents.

EQUIPMENT AND SUPPLIES

     All of the diagnostic equipment utilized by the Company is technologically complex. For the breast care centers, the Company contracts with equipment manufacturers and third-party service organizations for comprehensive maintenance and repair services for its medical equipment to minimize the period of time equipment is unavailable during scheduled use hours because of unanticipated malfunctions or breakdowns. All of the major equipment utilized by the center has multiple manufacturers. However, there can be no assurance that equipment will be available from those suppliers, should the centers existing equipment be damaged beyond repair.

     For the Aurora technology, the Company provides comprehensive maintenance and repair services for its Aurora System to minimize the period of time equipment is unavailable during scheduled use hours because of unanticipated malfunctions or breakdowns. The Company also has extensive relationships with certain suppliers for maintenance and repair of all of the related and auxiliary equipment on the units that are subject to mechanical failures.

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

GOVERNMENT REGULATION AND REIMBURSEMENT

     The health care operations of the Company are subject to extensive federal and state regulation. Magnetic Resonance Diagnostic Devices ("MRDD") generally, and any products the Company may develop, in particular, are subject to regulation by the FDA and certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA") and the Environmental Protection Agency ("EPA").

     FDA Regulation

     The MRI scanner for breast imaging and other MRI technology devices which the Company intends to develop will be regulated as medical devices by the FDA and as such require regulatory clearance prior to commercialization. There can be guarantee that such regulatory clearance will be obtained for all such devices the Company intends to develop. The level of its classification as a medical device would determine the extent and the scope of the FDA approval process for the MRI scanner. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     The Company submitted a Pre-market Notification of intent to market the Aurora System under section 510(k) of the Federal Food, Drug, and Cosmetic Act in February of 1995. Clearance to market the Aurora System was granted by the FDA in February of 1996.

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

     Third Party Coverage, Reimbursement and Related Health Care Regulations

     The market for MRI systems, including the Company's proposed product, is likely to be affected significantly by the amount which Medicare, Medicaid or other third party payers, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. Recent proposals to reduce reimbursement for certain diagnostic procedures coupled with studies questioning the need for custom testing for breast cancer could result in limitations on or reductions for reimbursements to providers of MRI for breast imaging.

     MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a relative value scale which phased in beginning January 1, 1992. Prior to January 1, 1992, screening mammography was not a covered benefit under Medicare. Payment for the professional and technical component is limited by statute.

     The market for the Company's proposed product could also be adversely affected by the amount of reimbursement provided by third party payers to hospitals for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payer, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's proposed product for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals ("PUS hospitals") to purchase the Company's proposed products could be adversely affected if they determined that the prospective payment amount to be received for the procedures for which the Company's proposed product are used would be inadequate to cover the hospitals' costs associated with performing the procedures using the Company's proposed product, or to be less profitable than using an alternative procedure for the same condition.

     The Mammography Quality Standards Act of 1992 ("MQSA") authorizes the U.S. Department of Health and Human Services ("DHHS") to regulate facilities that provide mammography services and utilize radiological equipment. Under the MQSA, no facility may provide mammographys (as defined therein to mean a radiography (i.e., an x-ray) of the breast), unless it has obtained a certificate from DHHS to do so. The MQSA also requires that the Secretary of DHHS develop quality standards to assure the safety and accuracy of mammography carried out by such facilities. The Company's MRI product currently under development does not provide radiography of the breast. Instead, it relies upon magnetic resonance imaging technology, which does not currently fall within the scope of the MQSA. The Company is aware of the high MQSA standard and endeavors to develop the Aurora System to meet the MQSA guidelines. Nonetheless, the Company cannot predict whether the MQSA will be amended or interpreted to regulate the use of the Company's proposed MRI product. As such, there can be no assurance that the MQSA and the standards promulgated thereunder will not have an adverse effect on the Company's future ability to market its Aurora MRI product.

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

     The Health Care Financing Administration ("HCFA"), a federal agency that regulates national standards for charges for all medical examinations, currently has Customary Procedure Time ("CPT") codes for breast care services. Substantially all of the procedures performed at the centers are reimbursed, including the use of MRI to diagnose breast disease. However, this does not assure that breast imaging service, particularly MRI, will be reimbursable by other third party payers or in other states.

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

     A number of states, through CON and DON laws, limit the establishment of a new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. While many states exempt noninstitutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located. The CON and DON programs throughout the country vary significantly from each other in the scope of regulation. Generally, however, the CON or DON authorizes the holder to provide, or in the instance of a hospital, to receive services at specific sites and/or to acquire equipment to provide services. The Company presently holds all CONs and DONs necessary for it to conduct its business. However, there can be no assurance that such CONs and DONs can be obtained if needed in the future.

     Laws, rules and regulations pertaining to health care benefits and reimbursement have been subject to change in the past and may change in the future. At this time the Company cannot predict how any such changes would affect the Company.

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

     Future EPA regulations may impact Company policies on air pollution, waste management, and radon testing. While the Company does not expect to have to incur substantial costs in order to comply with existing regulations, no assessment can be made as to the impact of future regulations upon operations of the Company.

EMPLOYEES

     As of December 31, 1998, the Company's breast imaging businesses had a staff of 51 full-time employees, including 5 persons devoted to research and development, 1 physician, 8 technologists and 3 senior managers.

     As of December 31, 1998, the rehabilitation business had 27 full-time employees, including 6 physical therapists and 3 physicians.

     None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

ITEM 2. PROPERTIES

     The Company leases a facility in Wilmington, Massachusetts consisting of approximately 61,000 square feet of office, research and development, manufacturing and warehouse space. The Company has exercised its option to renew its lease as of May 1996 for another 5-year term at a base monthly rental of approximately $37,000. The Company currently subleases approximately 25,000 square feet to a third party for $16,270 per month and subleases approximately 9,400 square feet to MDI, its former subsidiary, for $6,928 per month. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

     The Company leases 1,290 square feet of office space in Fort Lee, New Jersey for certain administrative and investor relations personnel pursuant to a lease expiring March 31, 1999, at a base monthly rental of approximately $2,300.

     The Company leases space for its breast imaging center at the Faulkner Hospital pursuant to a lease with monthly rental payments of $1,439 expiring in August, 2004, with a five-year renewal option.

     The Company leases 8,400 square feet for its comprehensive breast imaging center in Lauderhill, Florida, pursuant to a lease with a monthly rental payment of $9,250. The lease expires on January 31, 1999 and the Company is negotiating for a lease renewal.

     The Company leases facilities for its rehabilitation operations in Springfield, and Holyoke, Massachusetts. These facilities include approximately 7,400, and 3,100 square feet, respectively, over lease terms that expire on June 30, 2001 and June 1, 2001, respectively. The current rent for these facilities are $142,000 and $19,000 per annum, respectively, plus operating expenses. In September 1997, a Malden facility was closed and in August, 1998, the Company entered into a lease termination agreement with the landlord which consisted of a termination payment of $34,000 as well as rent and outstanding charges through November 1998.

ITEM 3. LEGAL PROCEEDINGS

     On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claimed for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it has reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius will make a cash payment of $150,000 and issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier will contribute $100,000 of the cash payment. The settlement also stipulates that in the event Caprius sells all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares will be made by Caprius to plaintiffs. The agreement is subject to final court approval.

     In December 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and seeks damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies under default of the Note. The final Note payment of $347,000 was due October 15, 1998. The ruling on the injunction is pending.

     Effective November 28, 1995, the Company terminated the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Chief Executive Officer of MDI ("Lynch Employment Agreement"). In March 1996, Mr. Lynch filed a demand for arbitration seeking a declaratory ruling, equitable relief, monetary damages of approximately $2.0 million and legal fees related to claims arising out of the Lynch Employment Agreement. On September 23, 1997, the arbitration panel ruled in favor of the Company and MDI on substantially all of Mr. Lynch's claims such that the only issues remaining in the Lynch arbitration were for performance unit payments defined in the Lynch Employment Agreement and reasonable attorneys' fees. In July 1998, the arbitration panel ruled in favor of the Company and MRI on the final two issues and a final payment of approximately $200,000 was made to Lynch.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 10, 1997, upon the Merger with AMS, the Company's common stock has traded on the NASDAQ Small Cap Market under the symbol ("CAPR"). From May 17, 1996, the Company's common stock traded on the NASDAQ Small Cap Market under the symbol ("ANMR"), from February 1994 to May 16, 1996, it traded on the NASDAQ National Market System and since its inception through February 1994 traded on the over-the-counter market and was listed on the Boston and Pacific Stock Exchanges. Trading in the Warrants (NASDAQ: CAPRW) commenced on August 31, 1995, after the closing of the MDI merger. Prior to the AMS Merger, the Warrants traded under the symbol ("ANMRW").

     The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share, as reported on the NASDAQ Small Cap Market Market and NASDAQ National Market System. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices shown below give effect to a reverse stock split of 1:10 that occurred on November 10, 1997.

      Common Stock                          High                Low
      ------------                          ----                ---

      1998
      ----

                Fourth Quarter              1.729               1.063
                Third Quarter               1.542               1.042
                Second Quarter              1.709               0.896
                First Quarter               2.380               1.272


      1997
      ----

                Fourth Quarter              4.38                1.56
                Third Quarter               4.10                2.20
                Second Quarter              6.56                2.19
                First Quarter               6.88                2.19




     The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its common stock in the foreseeable future.

     On December 31, 1998, there were approximately 1,081 holders of record of the Common Stock of the Company. Since a large number of shares of common stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock. On December 31,1998, there were 7,366,790 shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA


                    SELECTED FINANCIAL INFORMATION OF CAPRIUS

The selected historical financial information of Caprius set forth below has been derived from the consolidated financial statements for the fiscal year December 31, 1994, for the nine-month period ended September 30, 1995, and for the twelve-month periods ended September 30, 1998, 1997, 1996 and 1995. The financial statements for each of years presented, except for the twelve-months ended September 30, 1995 have been derived from audited financial statements. The financial statements for the twelve-month period ended September 30, 1995 are unaudited. In the opinion of management, such unaudited information includes all adjustments, consisting only of normal recurring consolidated financial statements and related notes included elsewhere herein; see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                   AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                   ------------------------------------------

                                                                                                       As of and for   As of and for
                                                                                                          the Nine       the Year
                                                                                                        Months Ended      Ended
                                                                                         (Unaudited)    September 30,   December 31,
                                                 1998           1997           1996          1995          1995            1994
                                                 ----           ----           ----          ----          ----            ----
STATEMENT of OPERATIONS DATA
Revenues:
Net patient service revenue                  $  3,764,189   $ 12,436,463   $25,480,813   $  1,934,322   $  1,934,322   $         --
Management fees and other revenue                      --        287,315       653,425         40,220         40,220             --
                                             ------------   ------------   -----------   ------------   ------------   ------------
  Total revenues                                3,764,189     12,723,778    26,134,238      1,974,542      1,974,542             --
                                             ------------   ------------   -----------   ------------   ------------   ------------
Operating Expenses:
Cost of service operations                      3,616,331      8,914,513    16,205,961      1,203,497      1,203,497             --
Research & development                          2,950,578             --            --        940,141        664,786        992,365
Purchased R&D                                   7,097,566             --            --             --             --             --
Selling, general & administrative               5,166,042      3,869,788     4,254,964      2,449,364      2,002,075      1,582,820
Provision for bad debt                            340,426        926,507     2,126,471        162,377        162,377             --
Loss on sale of imaging business                  265,791      9,515,903            --             --             --             --
Write-down of intangibles                       1,900,000             --            --             --             --             --
                                             ------------   ------------   -----------   ------------   ------------   ------------
Total operating expenses                       21,336,734     23,226,711    22,587,396      4,755,379      4,032,735      2,575,185
                                             ------------   ------------   -----------   ------------   ------------   ------------
Income (loss) from operations                 (17,572,545)   (10,502,933)    3,546,842     (2,780,837)    (2,058,193)    (2,575,185)
Interest expense                                 (219,338)      (977,909)   (1,847,910)      (139,020)      (139,020)            --
Other income (expense)                              3,050        214,120       126,263        579,758        579,758             --
Interest income                                   328,235        274,593       212,814        195,191        265,208        208,480
Equity in net loss of unconsolidated sub          (67,358)    (1,304,496)   (2,373,580)            --             --             --
Minority interest                                      --       (202,234)   (1,005,831)       783,520        569,354        702,965
                                             ------------   ------------   -----------   ------------   ------------   ------------
Loss from continuing operations before
   income taxes                               (17,527,956)   (12,498,859)   (1,341,402)    (1,361,388)      (782,893)    (1,663,740)
Provision for Income taxes                         98,177        103,444       (42,288)           --              --             --
                                             ------------   ------------   -----------   ------------   ------------   ------------
Loss from continuing operations               (17,626,133)   (12,395,415)   (1,383,690)    (1,361,388)      (782,893)    (1,633,470)
Income (loss) from operations of
discontinued division                                  --         30,181    (3,928,706)    (2,521,580)      (894,865)    (1,883,258)
Income (loss) on disposal of disc. division       107,430      2,690,462    (3,510,563)            --
                                             ------------   ------------   -----------   ------------   ------------   ------------
Net income (loss)                            $(17,518,703)  $ (9,674,772)  $(8,822,959)  $ (3,882,968)  $ (1,677,758)  $ (3,546,998)
                                             ============   ============   ===========   ============   ============   ============
Loss per common share:
Loss from continuing operations              $      (2.51)  $      (3.00)  $     (0.45)  $      (0.57)  $      (0.32)  $      (0.70)
Income (loss) from operations of
   discontinued division                               --           0.01         (1.28)         (1.05)         (0.37)         (0.80)
Gain (loss) on disposal of discontinued
   division                                          0.02           0.65         (1.15)            --             --             --
                                             ------------   ------------   -----------   ------------   ------------   ------------
Net income (loss) per share                  $      (2.49)  $      (2.34)  $     (2.88)  $      (1.62)  $      (0.69)  $      (1.50)
                                             ============   ============   ===========   ============   ============   ============
Weighted average shares outstanding             7,025,802      4,126,587     3,058,332      2,402,065      2,424,390      2,360,325
BALANCE SHEET DATA:

Working capital (deficit)                    $  2,862,559   $ 12,179,109   $(6,735,989)  $ 11,083,145   $ 11,083,145   $  8,614,161
Total assets                                 $ 11,567,380   $ 19,834,601   $50,724,530   $ 58,431,709   $ 58,431,709   $ 12,692,152
Long-term debt                               $  1,207,624   $    337,500   $ 5,682,719   $ 16,279,352   $ 16,279,352   $    338,409
Total liabilities                            $  4,341,556   $  2,511,417   $26,906,107   $ 30,413,743   $ 30,413,743   $  2,993,228
Stockholders'equity                          $  7,225,824   $ 17,323,184   $23,818,423   $ 28,017,966   $ 28,017,966   $  9,698,924

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 1998, 1997 and 1996.

GENERAL

           Due to significant changes in the nature of operations of the Company during the past three years, comparisons of results of operations between years may not be meaningful.

RESULTS OF OPERATIONS

           Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

           Net patient service revenue totaled $3,764,000 for the year ended September 30, 1998 versus $12,436,000 for the year ended September 30, 1997. Cost of service operations totaled $3,616,000 for the year ended September 30, 1998 versus $8,915,000 for the year ended September 30, 1997. The decrease from 1997 to 1998 was largely the result of the US Diagnostic Merger in February 1997, partially offset by net patient revenue from the Company's Aurora start-up at the Faulkner Centre of $302,000 for the year ended September 30, 1998. This revenue is expected to increase with increased patient volume and with the start-up of Aurora Systems at the University of Arkansas, Englewood Hospital in New Jersey, and Magee Womens Hospital in Pennsylvania.

           Management fees and other revenues for the year ended September 30, 1997, included a $70,000 settlement with an equipment manufacturer associated with the delay in delivery of imaging equipment.

           Research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to research and development projects in process.

           Selling, general and administrative expenses totaled $5,166,000 for the year ended September 30, 1998 versus $3,870,000 for the year ended September 30, 1997. This increase reflects the effects of the US Diagnostic Merger offset by the increased efforts in marketing, promoting and developing Aurora Systems installations.

           Loss on sale of imaging business reflects the accounting for the US Diagnostic Merger in February 1997.

           Write down of intangibles in 1998, in the amount of $1,900,000, reflects the reduction in goodwill related to the Company's Rehabilitation Services business based on a review of undiscounted future cash flows.

           Other income for the year ended September 30, 1997, includes a gain of $223,000 from the sale of certain equipment.

           Minority interests in net income of consolidated entities reflects the share of income allocated to MDI's joint venture partners. Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

           Net patient service revenue totaled $12,436,000 for the year ended September 30, 1997 versus $25,481,000 for the year ended September 30, 1996. Cost of service operations totaled $8,915,000 for the year ended September 30, 1997 versus $16,206,000 for the year ended September 30, 1996. These decreases were largely the result of the MDI merger in February 1997 partially offset by increased rehabilitation service revenues and expenses associated with the new MVA centers established in the second and third quarters of fiscal 1996.

           Selling, general and administrative expenses totaled $3,870,000 for the year ended September 30, 1997 versus $4,255,000 for the year ended September 30, 1996. This decrease is due to the change in the accounting treatment of the Company's investment in AMS from consolidation to equity accounting and due to the MDI merger.

           Minority interests in net income of consolidated entities consists of earnings allocated to MDI's joint venture partners. Prior to September 1996, the allocated earnings were offset by losses allocated to the AMS minority shareholders. The equity in net loss of unconsolidated subsidiary reflects the Company's equity share of the AMS loss subsequent to September 1996 and prior to the AMS Merger.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had available cash and cash equivalents of $1,791,476 at September 30, 1998. The Company intends to utilize the funds for the continuing development of the Aurora dedicated breast imaging system while the Company continues its efforts to identify a Strategic partner for its Aurora technology and for the opening of breast imaging centers. Unless the Company successfully identifies a Strategic Partner, the Company will have difficulty in pursuing its plans to acquire comprehensive breast care centers. Furthermore, if no Strategic Partner is identified, the Company may be unable to implement its plan to acquire breast care centers and the Company's viability could be threatened. Accordingly, the auditors report on the Company's 1998 financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.


           The significant cash flows used for investing activities for the year ended September 30, 1998 consists primarily of $1,981,000 for medical equipment additions. Cash flows from financing activities include $2,106,000 of proceeds from financing of medical equipment, offset by principal payments on equipment debt. Cash used for operations amounted to $8,378,000.

           Since February 1997, the Company has funded its operations principally through the cash obtained from the MDI merger.

INFLATION

           To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

YEAR 2000 SYSTEMS

           The Company has undertaken a review concerning the ability of its internal information systems to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material. In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and does not believe that any problem would have material effect upon the Company.

           The Company is including the following cautionary statement in this Annual Report of Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14 and the Index therein for a listing of the financial statements and supplementary data as a part of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None, except as described in Form 8-K, dated June 3, 1998. (See below)

           Effective April 1, 1998 the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). This merger resulted in RAE no longer having an office in the Boston area and Caprius, Inc. ("the Company") concluded that it would be appropriate to select a new accounting firm. At a meeting of the Audit Committee of the Company on June 3, 1998, it was approved that the Company would retain BDO to serve as its independent auditors, effective immediately. During the Company's two most recent fiscal years and through June 3, 1998, there were no disagreements between the Company and RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the audited financial statements for such years.

           The reports of RAE on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that RAE's report on the Company's financial statements for the fiscal year ended September 30, 1996 contained a statement expressing substantial doubt about the Company's ability to continue as a going concern.

           During the two most recent fiscal years and through June 3, 1998 there have been no reportable events (as defined in Regulation S-K item 304(a)(1)(v)).

           Prior to the engagement of BDO, there were no discussions with representatives of said firm regarding (i) the applications of any accounting principles to a specific or completed transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of disagreement with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

           The Company requested that RAE furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not RAE agreed with the above statements. A copy of such letter, dated June 8, 1998, is filed as
Exhibit 16 to Form 8-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Company are:

Name                           Age        Position
----                           ---        --------

Jack Nelson(1)                 47         Chairman of the Board,
                                          Chief Executive Officer and Treasurer

Robert Spira, MD(1)(3)         49         Vice Chairman of the Board

Enrique Levy (1)               60         President, Chief Operating Officer
                                          and Director

Steven J. James                43         Chief Financial Officer and Secretary

Sol Triebwasser, PhD(2)        76         Director

Alison Estabrook, MD(2)        46         Director

Bernard Weiner, MD (3)         50         Director

Susan S. Bailis(2)             53         Director

Daniel E. Straus (3)           41         Director

--------------------
(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation/Option Committee

           The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:

           JACK NELSON. Mr. Nelson has been Chairman of the Board since June 1991 and Treasurer since November 1990. From 1976 through 1993, Mr. Nelson had been engaged in the private practice of law as senior partner with the law firm of Zaslowsky, Marx & Nelson in New York, New York. Since January 1994, he has been employed full-time with the Company. Mr. Nelson serves on the Board of Directors of Advanced Machine Vision, Inc., a publicly traded company (NASDAQ:
AMVC). Mr. Nelson holds a B.A. degree from Yeshiva University and J.D. degree from Hofstra University School of Law.

           ROBERT SPIRA, M.D. Dr. Spira has been a director of the Company since September 1990 and Vice Chairman since February 1994. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of the New Jersey Society for Gastrointestinal Endoscopy and President-elect of the New Jersey Society of Gastroenterology

           ENRIQUE LEVY. Mr. Levy has been President and Chief Operating Officer since October 1995 and a Director since August 31, 1995. From May 1994 to October 1995 he was at Xerox Graphic Systems, Harrison, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of process systems and equipment for the web handling and film and paper coating industries. Prior to 1989, he was President and Chief Executive Officer of Polychrome Corporation, an international manufacturer of supplies to the graphic arts and printing industry. He holds a B.S. in Chemical Engineering from the Louisiana State University.

           STEVEN J. JAMES Mr. James has been Chief Financial Officer since February 1997. From December 1993 through February 1997, he served as Chief Financial Officer of MDI. Mr. James joined MDI as controller in 1988 and served as MDI's Vice President of Finance from September 1992 to December 1993. Mr. James is a Certified Public Accountant and a member of the AICPA and the Massachusetts Society of CPAs. He is a graduate of Bentley College with a B.S. in Accounting.

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

           ALISON ESTABROOK, M.D. was a director of AMS for the period from August 29, 1996 through November 10, 1997, whereupon she became a director of the Company. Since 1992, she has been an Associate Attending Physician at Columbia Presbyterian Hospital and Associate Professor of Clinical Surgery at Columbia University. From 1985 through 1995, Dr. Estabrook served as Director of the Breast Clinic and since 1991 she has been the Chief of Breast Service at Columbia University. Dr. Estabrook serves on the quality assurance committee of the Division of Breast Surgery at Columbia Presbyterian Hospital. She received the Outstanding Woman Doctor of the Year Award in 1989. Dr. Estabrook holds a B.A. degree from Barnard College and is a graduate of New York University School of Medicine.

           BERNARD WEINER, M.D. was a director of AMS for the period from June 29, 1995 through November 10, 1997, whereupon he became a director of the Company. Since 1985, Dr. Weiner has been the Director of Nephrology and Hemodialysis at Westchester Square Medical Center. Since 1980 Dr. Weiner has been Assistant Clinical Professor in the Department of Medicine at Albert Einstein College of Medicine. Dr. Weiner has written articles in several medical publications and is a member of American College of Physicians, the National Kidney Foundation, the American Society of Internal Medicine and the International Society of Nephrology.

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

           DANIEL E. STRAUS was elected a director of the Company on November 10, 1997. Mr. Straus has served as President, Co-Chief Executive Officer and director of Multicare since September 1992. From 1978 to 1984 he was involved in the business of Multicare's predecessors. Mr. Straus received his B.A. degree in 1978 from Columbia University and his J.D. degree in 1981 from New York University Law School.

           All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management."

           The Board of Directors met, either in person or telephonically, four times in fiscal 1998. Each of the directors attended or participated in 75% or more of the meetings.

           The Board of Directors has standing Executive, Audit and Compensation/Option Committees.

           The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. The executive committee met on a bi-weekly basis during fiscal 1998.

           The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met during fiscal 1998.

           The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The Compensation/Option Committee met during fiscal 1998.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 1998. The Company was reimbursed by AMS for a portion of the executive salaries pursuant to the Shared Services Agreement prior to the AMS Merger.

                           Annual Compensation                           Long Term Compensation
                           -------------------                           ----------------------
                                                                        Awards              Payouts
                                                                        ------              -------
                                                                              Securities
                                                  Other          Restricted   Underlying
Name and                                          Annual         Stock        Options       LTIP        All Other
Prinicpal                    Salary    Bonus      Compensation   Award(s)     SARs          Payouts     Compensation
Position           Year      ($)       ($)            ($)           ($)       (#)             ($)           ($)
--------------------------------------------------------------------------------------------------------------------
Jack Nelson        1998(8)   258,505   150,000        -0-           -0-       100,000         -0-       16,200(3)
Chairman/CEO       1997(4)   247,201       -0-        -0-           -0-           -0-         -0-       16,200(3)
                   1996      234,999    50,000        -0-           -0-        25,000         -0-       16,200(3)
--------------------------------------------------------------------------------------------------------------------
Enrique Levy       1998(8)   247,500   125,000        -0-           -0-       100,000         -0-        8,400(3)
President/         1997(4)   242,740       -0-        -0-           -0-           -0-         -0-        8,400(3)
COO                1996(5)   246,346       -0-        -0-           -0-        25,000         -0-        8,400(3)
--------------------------------------------------------------------------------------------------------------------
Steven James (7)   1998      142,501       -0-        -0-           -0-        15,500         -0-             -0-
CFO                1997(4)   215,685       -0-        -0-           -0-         2,500         -0-             -0-
--------------------------------------------------------------------------------------------------------------------
David Gaynor (2)   1997(4)   322,500       -0-        -0-           -0-           -0-         -0-             -0-
President/MDI      1996      212,538       -0-        -0-           -0-        15,000         -0-       1,500 (3)
--------------------------------------------------------------------------------------------------------------------
Robert Kwolyk(6)   1997(4)   168,490       -0-        -0-           -0-           -0-         -0-             -0-
VP/Sales&Marketing 1996      170,769       -0-        -0-           -0-           -0-         -0-             -0-
--------------------------------------------------------------------------------------------------------------------

(1)  Mr. Nelson became a full-time employee beginning January 1, 1994.
(2) Mr. Gaynor became President of MDI beginning December 1, 1995 and terminated his Employment Agreement effective January 31, 1997, whereupon pursuant to the merger of MDI with US Diagnostic, he received $247,500 in severance, plus accrued salary and vacation pay in the amount of $60,380.
(3) Paid to Mr. Nelson for the purpose of reimbursing him for transportation and other expenses; and to Messrs. Levy, Gaynor and Kwolyk for the purpose of reimbursing them for transportation.
(4) Includes salary, all other compensation and stock options awarded during the year ended September 30, 1997.
(5) Mr. Levy became President and COO beginning October 1, 1995. Mr. Levy's salary includes a "signing" bonus of $30,000.
(6) Mr. Kwolyk was Vice President, Sales and Marketing until May 1, 1997 when his contract was terminated.
(7) Mr. James became Chief Financial Officer on March 31, 1997. Total salary includes $150,000 in satisfaction of severance payments due from the sale of MDI.
(8) The Company has committed to issue restricted shares of the Company's common stock to Mr. Nelson and Mr. Levy in the amount of 125,000 and 100,000 shares, respectively. (See "Employment Agreements" for description). In addition, compensation includes bonus of $150,000 and $125,000, respectively, as approved by the Compensation Committee.

EMPLOYMENT AGREEMENTS

           The Company has an employment agreement with Jack Nelson (the "Nelson Employment Agreement"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer. The Agreement was originally entered into on December 20, 1995, whereby Mr. Nelson was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Nelson became fully employed by the Company. The Nelson Employment Agreement includes an aggregate base salary of $258,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Effective October 30, 1998, Mr. Nelson took a voluntary 25% salary reduction such that his base salary is $193,875. At Mr. Nelson's discretion, base salary can be restored to $258,500 at any time.

           Effective February 19, 1998, the Board of Directors approved an Amended and Restated Employment Agreement for Mr. Nelson whereby the following changes were instituted: 1) Mr. Nelson received 125,000 of an authorized 1,000,000 Units under a Long Term Incentive Plan ("LTIP") established by the Company. The LTIP provides for a bonus award of $15.00 for each Unit granted to the participant and are dependent on the Company achieving earnings of $7.5 million or earnings per share of $0.50 in any of fiscal years 1998, 1999 or 2000; 2) Mr. Nelson was to be granted 125,000 shares of Restricted Common Stock which is restricted as to transferability, pledge or disposition until such time as the shares issued become Vested. Vesting to occur on the earliest of a) January 1, 2007; b) March 1, 2001, provided that Company achieves Net Income or earnings per share goals as set in the LTIP; c) change of control of the Company (as defined in the Agreement); d) termination of Mr. Nelson's employment, unless for "cause", as defined. The restricted shares will be issued in fiscal year 1999; 3) 300,000 stock options were authorized to Mr. Nelson under the 1993 Employee Stock Option Plan, of which 100,000 options have been granted at an exercise price of $1.28 per share expiring February 19, 2008. The balance of 200,000 will be granted when more shares become available under the Plan or the options authorized under the Plan are increased. The options are exercisable immediately into Restricted Common Stock with vesting provisions similar to those outlined in the Restricted Common Stock grant in 2 above. Mr. Nelson will be eligible to receive a bonus of between $125,000 and $200,000 for each fiscal year, as determined by the Compensation Committee based on performance.

           The Nelson Employment Agreement further provides that if Mr. Nelson terminates his employment "for cause" or the Company terminates his employment "without cause" (as each such term is defined in the Nelson Employment Agreement), or upon Mr. Nelson's death or disability, Mr. Nelson or his representative shall receive his annual base salary as paid by the Company or AMS, as the case may be, for two full years from the date of his termination, less any amounts received under the Company's insurance policies. In the event that the Company, without the consent of Mr. Nelson, assigns its rights and obligations under either of the Nelson Employment Agreement to any company with or into which the Company may merge or consolidate, or to which the Company may sell or transfer all or substantially all of its assets or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by the Company, and if the assignee was not previously part of a consolidated group with the Company, then Mr. Nelson may terminate the applicable Nelson Employment Agreement within thirty days after notice of assignment, and he shall receive 2.99 times his full annual base salary plus any bonuses, but not to exceed such amount which would result in an excise tax.

           The Company has an Employment Agreement with Enrique Levy (the "Levy Employment Agreement"), employing him as President and Chief Operating Officer. The Agreement was originally entered in September 1995 whereby Mr. Levy was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Levy became fully employed by the Company. The Levy Employment Agreement includes a base salary of $247,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Mr. Levy also received a $30,000 "signing" bonus. Effective October 30, 1998, Mr. Levy took a voluntary 25% salary reduction such that his base salary is $185,625. At Mr. Nelson's discretion, base salary can be restored to $247,500 at any time.

           Effective February 19, 1998, the Board of Directors approved an Amended and Restated Employment Agreement for Mr. Levy whereby the following changes were instituted: 1) Mr. Levy received 100,000 of an authorized 1,000,000 Units under a Long Term Incentive Plan ("LTIP") established by the Company. The LTIP provides for a bonus award of $15.00 for each Unit granted to the participant and are dependent on the Company achieving earnings of $7.5 million or earnings per share of $0.50 in any of fiscal years 1998, 1999 or 2000; 2) Mr. Levy was to be granted 100,000 shares of Restricted Common Stock which is restricted as to transferability, pledge or disposition until such time as the shares issued become Vested. Vesting to occur on the earliest of a) January 1, 2007; b) March 1, 2001, provided that Company achieves Net Income or earnings per share goals as set in the LTIP; c) change of control of the Company (as defined in the Agreement); d) termination of Mr. Levy's employment, unless for "cause", as defined. The restricted shares will be issued in fiscal year 1999;
3) 250,000 stock options were authorized to Mr. Levy under the 1993 Employee Stock Option Plan, of which 100,000 options have been granted at an exercise price of $1.28 per share expiring February 19, 2008. The balance of 150,000 will be granted when more shares become available under the Plan or the options authorized under the Plan are increased. The options are exercisable immediately into Restricted Common Stock with vesting provisions similar to those outlined in the Restricted Common Stock grant in 2 above. Mr. Levy will be eligible to receive a bonus of between $100,000 and $200,000 for each fiscal year, as determined by the Compensation Committee based on performance.

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

           As of March 31, 1997, Steven J. James' employment agreement was amended to provide that upon the MDI merger his employment as Vice President of Finance/ CFO would be with both Caprius and AMS, instead of MDI, at an annual base salary of $125,000 split between the two companies, terminating on June 30, 1999, and each company would grant to him options for the purchase of 2,500 shares (on a post-reverse stock split basis) of its common stock at the market price upon the respective date of grant. The change of control provisions in his employment agreement were terminated upon payment of $150,000 to Mr. James in satisfaction of the application of such provisions to the entry into the MDI/ US Diagnostic merger agreement.

           Upon the Merger of AMS with the Company, the Company assumed all obligations pursuant to the above employment agreements.

           The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangement under which any executive officers are entitled to participate without similar participation by other employees.

---------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                           Potential Realized
                                                                           Value at Assumed     Alternative to
                               Individual                                Annual Rates of Stock    (f) and (g)
                                 Grants                                 Price Appreciation for    Grant Date
                                                                              Option Term            Value
   (a)              (b)            (c)         (d)            (e)         (f)          (g)            (h)
                                  % of
                 Number of        Total
                Securities      Options/     Exercise                                                Grant
                Underlying        SARS       on Base      Expiration                                 Date
   Name          Options/      Granted to     Price          Date        5% ($)      10% ($)        Present
                   SARs        Employee(s)    ($/Sh)                                                Value $
                Granted (#)     in Fiscal
                    (1)           Year
                                   (1)
---------------------------------------------------------------------------------------------------------------

Jack Nelson       100,000          26%        $1.28         2/19/08     $210,800     $346,500         -0-

Enrique Levy      100,000          26%        $1.28         2/19/08     $210,800     $346,500         -0-

Steven James       15,500           2%        $0.84         1/02/03     $ 17,500     $ 23,000         -0-

Robert Kwolyk         -0-


(1) Reflects the Company's 1-for 10 Reverse Stock Split

--------------------------------------------------------------------------------
                          FISCAL YEAR END OPTION VALUE

                         NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                      OPTIONS AT SEPT. 30, 1998       AT SEPT. 30, 1998
NAME                  EXERCISABLE/UNEXERCISABLE        EXERCISABLE ($)
----                  -------------------------      --------------------

Jack Nelson                 186,000/27,000                   $-0-

Steven J. James             18,800/15,500                    $-0-

Enrique Levy                170,001/14,999                   $-0-


COMPENSATION OF DIRECTORS

           Directors who are employees of the Company are not paid any fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. Although non-employee Directors do not receive Board fees, they are entitled to Options to purchase shares of the Company's Common Stock. Each person that becomes a member of the Board is granted Options to purchase 15,000 shares of the Common Stock. Thereafter, a Director is granted Options to purchase 10,000 shares annually if that person has been a Director of the Company for more than six months. Pursuant to the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan"), which was amended in December 1997, the number of shares available under the 1993 Directors Plan has been increased to 200,000 shares on a post-Reverse Stock Split basis. See "Submission of matters to a Vote of Security Holders."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Company's Compensation/Option Committee are Robert Spira, M.D., Bernard Weiner, M.D. and Daniel E. Straus, none of whom is an executive officer or employee of the company or its subsidiaries. The Compensation Committee met during Fiscal 1998 to review executive compensation and, primarily based on the report of a compensation consultant to the Company, obtained approval from the Board of Directors for changes to executive compensation. See "Executive Compensation - Employment Agreements".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of December 31, 1998, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group:

                                                              Amount and Nature   Percentage of
Name of                           Position with               of Beneficial       Common
Beneficial Owner                  Company                     Ownership (1)       Stock
------------------------------------------------------------------------------------------------
Jack Nelson                       Chairman of the             218,500 (2)          3.0%
                                  Board; Chief
                                  Executive Officer
                                  Treasurer

Enrique Levy                      President; Chief            182,001 (3)          2.5%
                                  Operating Officer;
                                  Director

Steven J. James                   Chief Financial Officer;     18,800 (4)             *
                                  Secretary

Robert Spira, M.D.                Director                     14,000 (5)             *

Sol Triebwasser, Ph.D.            Director                     17,000 (6)             *

Alison Estabrook, M.D.            Director                      9,000 (7)             *

Bernard Weiner, M.D.              Director                     11,500 (8)             *

Susan S. Bailis                   Director                              0             *

Daniel E. Straus                  Director                              0             *

All directors and executive
officers as a group (9 persons)  (2)(3)(4)(5)(6)(7)(8)            470,801


--------------
*  Less than one percent (1%).

(1) All shares of Caprius Common Stock are beneficially owned, and the sole voting and investment power is held by the persons named, except as set forth in the notes below. A person is deemed to be the beneficial owner of shares that can be acquired within 60 days of the date of this table upon exercise of options or warrants.

(2) Includes 32,500 shares owned and 186,000 shares underlying presently exercisable options granted under the 1993 Employee Plan. Excludes (i) 30,200 shares owned by Mr. Nelson's wife and children, as to which shares he disclaims beneficial ownership; (ii) 27,000 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder; (iii) 125,000 shares of restricted stock that the Company has committed to issue (see "Employment Agreements" for description).

(3) Includes 12,000 shares owned and 170,001 shares underlying presently exercisable options granted under the 1993 Employee Plan. Excludes(i) 14,999 shares underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder; and (ii) 100,000 shares of restricted stock that the Company has committed to issue (see "Employment Agreements").

(4) Includes 18,800 shares underlying presently exercisable options granted under the 1993 Employee Plan. Underlying options include 10,000 options granted under the 1993 Employee Plan pursuant to the Merger. Excludes 15,500 share underlying options granted under the 1993 Employee Plan which are subject to vesting thereunder.

(5) Includes 14,000 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 1,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

(6) Includes 17,000 shares underlying options presently exercisable granted the 1993 Directors Plan and excludes 1,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

(7) Includes 9,000 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 5,000 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

(9) Includes 11,500 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 2,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In July 1992, the Company formed AMS as a subsidiary for the purpose of financing the development of a MRI breast imaging system. Pursuant to the License Agreement, the Company licensed its proprietary technology for such system to AMS, which paid $1,680,000 and issued to the Company 4,000,000 shares of AMS Common Stock, of which 2,750,000 shares were subject to an escrow agreement ("Escrow Agreement"), which has been terminated. In early 1993, AMS completed an initial public offering, whereupon AMS and the Company entered into a shared services agreement ("Shared Services Agreement"). Effective November 10, 1997, upon the Merger of AMS into Caprius, the Shared Services Agreement was terminated.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     The following financial statements are filed herewith:

           Independent Auditors' Reports

           Consolidated Balance Sheets

           Consolidated Statements of Operations

           Consolidated Statements of Stockholders' Equity

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

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

2.2 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, MDI, MDI Acquisition Corporation and US Diagnostic (incorporated by reference to Exhibit 1 to Registrant's Report of Form 8-K filed January 23, 1997)

2.3 Agreement and Plan of Merger, dated as of June 23, 1997, among Registrant, ANMR/AMS Merger Corp. and AMS (incorporated by reference to Annex A to the Joint Proxy Statement Prospectus that forms part of Registrant's Registration Statement of Form S-4 filed on October 9, 1997.

Exhibit No.   Description
-----------   -----------

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

4.5 Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 31, 1996 (File No. 0-11914).

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

Exhibit No.   Description
-----------   -----------

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

10.4.2 Amended 1989 Agreement with General Electric Company, dated March 5, 1993 (incorporated by reference to Exhibit 10.12 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-11914).

10.4.3 Amended 1993 Agreement with General Electric Company, dated March 5, 1993 (incorporated by reference to Exhibit 10.4.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11914) (the "ANMR 1994 Form 10-K").

10.4.5 1994 Agreement between Registrant and General Electric Company, dated July 29, 1994 (incorporated by reference to Exhibit 10.4.5 to Registrant's Form S-4).

10.4.6 Purchase Agreement between Registrant of GE, dated July 29, 1994 (incorporated by reference to Exhibit 10.4.5 to Registrant's Form S-4.

10.4.7 Registration Rights Agreement, dated august 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K, filed September 2, 1997).

10.4.8 Stockholders Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K, filed September 2, 1997).

10.4.9 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Report of Form 8-K, filed September 2, 1997).

10.4.10 License Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Report of Form 8-K, filed September 2, 1997).

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

10.8 Employment Agreement among Registrant, MDI and John A. Lynch, dated May 2, 1995 (incorporated by reference to Exhibit 47 to MDI's Schedule

Exhibit No.   Description
-----------   -----------

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

10.10 License Agreement between Registrant and AMS, dated July 29, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Form S-2).

10.11         Shared Services Agreement between Registrant and AMS dated August
              29, 1996.

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

10.21 Medical Imaging Lease and Services Agreement between Mobile MRI of Western Massachusetts Associates and Mass. Mobile Imaging Venture,

Exhibit No.   Description
-----------   -----------

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

10.32.2 Determination of Need issued to Western Mass. Magnetic Resonance Services, Inc., to provide free-standing, fixed site MRI services, dated

Exhibit No.   Description
-----------   -----------

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

10.45         Key Employment Agreement between MVA Rehabilitation Associates and

Exhibit No.   Description
-----------   -----------

              Eric T. Shebar, M.D. dated as of January 31, 1995 (incorporated by reference to Exhibit 10(b) to MDI's Report on Form 8-K filed on February 15, 1995 (File No. 0-19736)).

10.46 Amended and Restated Agreement of Partnership of MVA Rehabilitation Associates (incorporated by reference to Exhibit 10(a) to MDI's Report on Form 8-K filed on February 15, 1995 (File No. 0-19736)).

10.47         Employment Agreement, dated December 20, 1995, between ANMR and
              Jack Nelson.

10.48         Employment Agreement, dated December 1, 1995, between MDI and
              David Gaynor.

10.49 Form of Regulation S Securities Subscription Agreement relating to the Company's Series A Preferred Stock (incorporated by reference to the Company's current report on Form 8-K, dated March 31, 1996 (File No. 0-11914)).

21*           List of Company's subsidiaries.

23.1* Consent of BDO Seidman, LLP, independent public accountants for Company.

23.2*         Consent of Richard A. Eisner & Company, LLP.

27*           Financial Data Schedule


(b)        Reports of Form 8-K

           On June 3, 1998, the Company filed a Form 8-K announcing a change in the registrant's certifying accountants. This change was due to the Boston office of the Company's accountants, Richard A. Eisner & Company, LLP, merging with BDO Seidman, LLP.

-----------------
*  Filed herewith

                                   SIGNATURES


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

Signature                Title                                Date
---------                -----                                ----

/s/ Jack Nelson          Chairman of the Board                January 13, 1999
----------------------
Jack Nelson

/s/ Enrique Levy         President, Chief Operating           January 13, 1999
----------------------   Officer and Director
Enrique Levy

/s/ Steven J. James      Chief Financial and Accounting       January 13, 1999
----------------------   Officer
Steven J. James

                         CAPRIUS, INC. AND SUBSIDIARIES

                                    I N D E X




Independent Auditors' Reports                                   F-2, F-3


Consolidated Balance Sheets                                          F-4


Consolidated Statements of Operations                                F-5


Consolidated Statements of Stockholders' Equity                      F-6


Consolidated Statements of Cash Flows                                F-7


Notes to Consolidated Financial Statements                           F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Caprius, Inc.

           We have audited the accompanying consolidated balance sheet of Caprius, Inc. (formerly Advanced NMR Systems, Inc.) and subsidiaries as oft September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred substantial losses in recent years which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Boston, Massachusetts
November 30, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Caprius, Inc.

           We have audited the accompanying consolidated balance sheet of Caprius, Inc. (formerly Advanced NMR Systems, Inc.) and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and subsidiaries at September 30, 1997, and the consolidated results of their operations and their cash flows for the years ended September 30, 1997 and September 30, 1996 in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP
Cambridge, Massachusetts
November 28, 1997

                         CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,    September 30,
                                                         1998             1997
                                                    -------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  1,791,476     $  9,752,768
  Cash, restricted                                             -        1,744,967
  Accounts receivable, net of reserve for
   bad debts of $663,314 at September 30,
   1998 and $612,500 at September 30, 1997             2,899,282        2,691,858
  Inventories                                            720,858                -
  Other current assets                                   584,875          163,433
                                                    ------------     ------------
       Total current assets                            5,996,491       14,353,026
                                                    ------------     ------------

PROPERTY AND EQUIPMENT:
  Medical equipment                                    2,145,674          494,725
  Office furniture and equipment                         251,199          624,245
  Other equipment                                      1,518,874           48,597
  Leasehold improvements                               1,153,576          751,394
                                                    ------------     ------------
                                                       5,069,323        1,918,961
  Less: accumulated depreciation and amortization      1,824,946          618,263
                                                    ------------     ------------
       Net property and equipment                      3,244,377        1,300,698
                                                    ------------     ------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of
   $2,357,703 at September 30, 1998 and $311,200
   at September 30, 1997                               1,053,797        2,383,377
  Other intangibles, net of accumulated
   amortization of $371,698 at September 30,
   1998 and $800 at September 30, 1997                 1,240,678           58,595
  Investment in and advances to unconsolidated
   subsidiary                                                  -        1,525,387
  Other                                                   32,037          213,518
                                                    ------------     ------------
       Total other assets                              2,326,512        4,180,877
                                                    ------------     ------------
                                                    $ 11,567,380     $ 19,834,601
                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $    810,990     $    462,118
  Accrued expenses                                       964,922          949,277
  Accrued compensation                                   388,748          212,522
  Other current liabilities                               53,664                -
  Current portion of long-term debt and
   capital lease obligations                             915,608          550,000
                                                    ------------     ------------
       Total current liabilities                       3,133,932        2,173,917
                                                    ------------     ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 NET OF CURRENT PORTION                                1,207,624          337,500

STOCKHOLDERS' EQUITY:
  Preferred stock
    Authorized - 1,000,000 shares
    Issued and outstanding - Series A, none;
    Series B, convertible, 27,000 shares at
    September 30, 1998 and September 30, 1997.
    Liquidation preference $2,700,000                  2,700,000        2,700,000
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 7,369,040 shares
    at September 30, 1998 and 4,374,763 shares
    at September 30, 1997                                 73,690           43,748
  Additional paid-in capital                          63,561,672       56,170,271
  Accumulated deficit                                (59,107,288)     (41,588,585)
  Treasury stock (22,500 common shares, at cost)          (2,250)          (2,250)
                                                    ------------     ------------
       Total stockholders' equity                      7,225,824       17,323,184
                                                    ------------     ------------
                                                    $ 11,567,380     $ 19,834,601
                                                    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended September 30,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
REVENUES:
  Net patient service revenues                              $  3,764,189    $ 12,436,463    $ 25,480,813
  Management fees and other                                            -         287,315         653,425
                                                            ------------    ------------    ------------
       Total revenues                                          3,764,189      12,723,778      26,134,238
                                                            ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of service operations                                   3,616,331       8,914,513      16,205,961
  Research and development                                     2,950,578               -               -
  Purchased research and development                           7,097,566               -               -
  Selling, general and administrative                          5,166,042       3,869,788       4,254,964
  Provision for bad debt and collection costs                    340,426         926,507       2,126,471
  Loss on sale of imaging business                               265,791       9,515,903               -
  Write down of intangibles                                    1,900,000               -               -
                                                            ------------    ------------    ------------
       Total operating expenses                               21,336,734      23,226,711      22,587,396
                                                            ------------    ------------    ------------
       Operating income (loss) from continuing operations    (17,572,545)    (10,502,933)      3,546,842

Other income                                                       3,050         214,120         126,263
Interest income                                                  328,235         274,593         212,814
Interest expense                                                (219,338)       (977,909)     (1,847,910)
                                                            ------------    ------------    ------------
  Income (loss) from continuing operations before
  minority interests, equity in loss of subsidiary
  and provision for income taxes                             (17,460,598)    (10,992,129)      2,038,009

Minority interests in net income of consolidated entities              -        (202,234)     (1,005,831)
Equity in net loss of unconsolidated subsidiary                  (67,358)     (1,304,496)     (2,373,580)
                                                            ------------    ------------    ------------
  Loss from continuing operations before provision
  for income taxes                                           (17,527,956)    (12,498,859)     (1,341,402)

Provision for income tax (expense) benefit                       (98,177)        103,444         (42,288)
                                                            ------------    ------------    ------------
  Loss from continuing operations                            (17,626,133)    (12,395,415)     (1,383,690)

Income (loss) from operations of discontinued division                 -          30,181      (3,928,706)

Income (loss) on disposal of discontinued division               107,430       2,690,462      (3,510,563)
                                                            ------------    ------------    ------------
      Net Loss                                              $(17,518,703)   $ (9,674,772)   $ (8,822,959)
                                                            ============    ============    ============

Income (loss) per basic and diluted common share:
  Loss from continuing operations                           $      (2.51)   $      (3.00)   $      (0.45)
  Income (loss) from operations of discontinued division               -            0.01           (1.28)
  Income (loss) on disposal of discontinued division                0.02            0.65           (1.15)
                                                            ------------    ------------    ------------
  Net loss per share                                        $      (2.49)   $      (2.34)   $      (2.88)
                                                            ============    ============    ============

Weighted average number of common shares outstanding           7,025,802       4,126,587       3,058,332
                                                            ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Preferred Stock         Common Stock         Treasury Stock
                       -----------------------------------------------------------------   Additional                      Total
                         Number                  Number      $0.01     Number    $0.01       Paid-in     Accumulated   Stockholders'
                       of Shares     Amount    of Shares  Par Value  of Shares Par Value     Capital       Deficit         Equity
                       -------------------------------------------------------------------------------------------------------------

BALANCE,
 SEPTEMBER 30, 1996       2,194   $       22   3,418,078   $34,181     22,500   $(2,250)  $55,700,283   $(31,913,813)   $23,818,423
Issuance of
 redeemable
 preferred stock         27,000    2,700,000           -         -          -         -             -              -      2,700,000
Increase in
 proportionate
 share of Subsidiary's
 equity related to
 sale of subsidiary's
 stock                        -            -           -         -          -         -       934,615              -        934,615
Change in ownership
 of subsidiary                -            -           -         -          -         -      (455,082)             -       (455,082)
Conversion of
 preferred stock         (2,194)         (22)    956,685     9,567          -         -        (9,545)             -              -
Net loss                      -            -           -         -          -         -             -     (9,674,772)    (9,674,772)
                       -------------------------------------------------------------------------------------------------------------

BALANCE,
 SEPTEMBER 30, 1997      27,000   $2,700,000   4,374,763   $43,748     22,500   $(2,250)  $56,170,271   $(41,588,585)   $17,323,184

Issuance of common
 stock related to
 AMS merger                   -            -   2,956,741    29,567          -         -     7,362,287              -      7,391,854
Conversion of note
 payable                      -            -      27,429       274          -         -        20,725              -         20,999
Exercise of stock
 options                      -            -      10,107       101          -         -         8,389              -          8,490
Net loss                      -            -           -         -          -         -             -    (17,518,703)   (17,518,703)
                       -------------------------------------------------------------------------------------------------------------

BALANCE,
 SEPTEMBER 30, 1998      27,000   $2,700,000   7,369,040   $73,690     22,500   $(2,250)  $63,561,672   $(59,107,288)    $7,225,824
                       =============================================================================================================


                      The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended September 30,
                                                                                 1998            1997           1996
                                                                             ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                               $(17,518,703)   $ (9,674,772)   $(8,822,959)
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
           Equity in net loss of unconsolidated subsidiary                         67,358       1,304,496      2,373,580
           Loss (gain) on disposal of discontinued operations                           -      (2,690,462)     3,510,563
           Loss (gain) on sale of imaging business                                      -       9,515,903              -
           Minority interest in net income (loss) of consolidated entities              -         202,234      1,005,831
           Purchased research and development                                   7,097,566               -              -
           Depreciation and amortization                                        2,352,068       1,271,862      3,373,278
           Gain on sale of assets                                                       -               -       (174,891)
           Changes in operating assets and liabilities:
               Accounts receivable, net                                          (207,425)        146,143      1,726,809
               Inventories                                                         87,976         526,597        (50,949)
               Other current assets                                              (293,435)        481,301        249,001
               Accounts payable and accrued expenses                               36,156      (1,499,325)    (2,375,539)
                                                                             ------------    ------------    -----------
                    Net cash provided by (used in) operating activities        (8,378,439)       (416,023)       814,724
                                                                             ------------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of imaging and rehabilitation business                                   -      (1,500,000)      (254,249)
      Proceeds from sale of equipment                                                   -               -        344,527
      Proceeds from sale of imaging business                                            -       7,800,297              -
      Proceeds from the sale of discontinued division                                   -       2,432,580              -
      Cash of formerly consolidated subsidiary                                          -               -     (1,832,563)
      Cash used in AMS merger                                                    (128,406)              -              -
      Advances to unconsolidated subsidiaries                                    (479,673)       (910,159)             -
      Patent costs                                                                      -               -        (39,998)
      Purchase of equipment, furniture and leasehold improvements              (1,981,001)     (2,711,873)    (5,537,275)
      Other assets                                                                      -         118,821              -
                                                                             ------------    ------------    -----------
                    Net cash provided by (used in) investing activities        (2,589,080)      5,229,666     (7,319,558)
                                                                             ------------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options                                                     8,490               -        130,667
      Proceeds from issuance of preferred stock                                         -               -      3,316,645
      Proceeds from issuance of redeemable preferred stock                              -       2,700,000              -
      Proceeds from issuance of long-term debt                                  2,105,921       3,142,707      3,949,658
      Repayment of long-term debt and capital lease obligations                  (853,151)     (1,975,834)    (4,324,764)
      Distribution to minority interests                                                -        (470,661)      (822,000)
                                                                             ------------    ------------    -----------
                    Net cash provided by financing activities                   1,261,260       3,396,212      2,250,206
                                                                             ------------    ------------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (9,706,259)      8,209,855     (4,254,628)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 11,497,735       3,287,880      7,542,508
                                                                             ------------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  1,791,476    $ 11,497,735    $ 3,287,880
                                                                             ============    ============    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest during the period                               $    203,876    $    977,909    $ 1,842,591
                                                                             ============    ============    ===========

      Additions to capital leases                                            $          -     $         -    $ 1,870,874
                                                                             ============    ============    ===========

      Common stock issued in AMS Merger                                      $  7,391,854     $         -    $         -
                                                                             ============    ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE A) - BUSINESS

           Caprius, Inc. ("Caprius" or the "Company") (formerly Advanced NMR Systems, Inc.) was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger (see below) with Advanced Mammography Systems, Inc. ("AMS"), the Company is now developing, marketing and commercializing a dedicated MRI system for breast imaging known as the Aurora system and in September 1997 opened its first breast imaging center at the Faulkner-Sagoff Center for Breast Health Care in Boston, Massachusetts ("Faulkner Center"). The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

           In December 1998, Caprius announced that it was pursuing a strategy of identifying a strategic alliance to either acquire or joint venture its Aurora technology (the "Strategic Partner"). This is a consequence that at this point in time, Caprius lacks sufficient funds to continue necessary research and development or to fund manufacturing costs to produce its next systems. A Letter of Intent to sell the technology in a transaction valued at approximately $5 million was entered into in December 1998, but was terminated on December 17, 1998. At that time, the Company announced that it would reopen discussions with other interested parties and would continue to identify and pursue the acquisition of comprehensive breast imaging centers. The Company anticipates that any sale or joint venture of the Aurora technology may include some form of cash, royalty payments and ownership. There can be no assurances that any such sole or joint venture can be entered into or completed. Furthermore, unless a Strategic Partner is identified, near term, to acquire its Aurora technology, the Company's viability could be threatened. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           In July 1998, the Company acquired its first comprehensive breast imaging center, the Strax Institute, located in Lauderhill, Florida. The Strax Institute is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company believes that there is an opportunity to acquire and consolidate similar breast care centers.

           Effective November 10, 1997, the Company completed a merger with AMS, whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of Caprius, and became a wholly owned subsidiary of Caprius (the "Merger"). AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system. AMS obtained its mammography technology from Caprius and retained certain rights to other dedicated MRI systems utilizing the technology rights. AMS then completed an initial public offering of its securities in 1993 generating net cash proceeds of approximately $7.4 million. Subsequently, certain warrants and options were exercised, AMS closed a private placement and 2,750,000

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE A) - BUSINESS - CONTINUED


shares of AMS common stock owned by Caprius were forfeited from escrow, such that the Company's interest in AMS was approximately 14% immediately preceding the merger.

           On February 27, 1997, Medical Diagnostics, Inc. ("MDI") a wholly-owned subsidiary of Caprius merged with MDI Acquisition Corporation, a newly formed wholly-owned subsidiary of US Diagnostic, Inc. ("US Diagnostic") and became a wholly-owned subsidiary of US Diagnostic. The Company had acquired MDI, which provided imaging and rehabilitation services, on August 31, 1995. Pursuant to the US Diagnostic merger, Caprius retained the rehabilitation centers formerly operated by MDI. Caprius sold MDI principally to pursue its strategy of developing and installing its breast imaging system and to repay all the indebtedness to the senior lender.

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           [1] PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

           [2]  REVENUE RECOGNITION

           The breast imaging and rehabilitation services businesses recognize revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMO's and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided.

           Revenue from the sale of Aurora systems will be recognized when the system is installed at the customer site and training is completed.

           [3] CASH EQUIVALENTS

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           [4] INVENTORIES

           Inventories are accounted for at the lower of cost or market using the first-in, first-out ("FIFO") method.

           [5]  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

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

           Asset Classification                               Useful Lives
           --------------------                               ------------

           Medical and other equipment                        5-8 years
           Office furniture and equipment                     5 years
           Other equipment                                    5 years
           Leasehold improvements                             Term of lease

           [6] GOODWILL AND OTHER INTANGIBLES

           Goodwill is related to the Company's Rehabilitation Services business and to its breast care center. Other intangibles at September 30, 1998 consisting of purchased contracts and other intangibles relate to the merger with AMS. Goodwill and other intangibles are amortized over their estimated useful lives. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows. During the year ended September 30, 1998, the Company reduced the goodwill related to the Company's rehabilitation services business in the amount of $1,900,000 pursuant to this review.

           [7] NET LOSS PER SHARE

           Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" ("SFAS No. 128"). SFAS No. 128 requires the

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           [7] NET LOSS PER SHARE - CONTINUED


presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the new requirements of SFAS No. 128. Adoption of SFAS No. 128 did not have an effect on the Company's loss per share calculation.

           Basic net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of diluted net loss per common share.

           [8] MINORITY INTERESTS IN NET INCOME OR LOSS OF CONSOLIDATED ENTITIES

           Minority interests in net income or loss of consolidated entities represents the allocation of net income from certain consolidated entities to the respective minority interest shareholders and joint venture partners.

           [9] INCOME TAXES

           The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

           [10] USE OF ESTIMATES

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

           [11] RECENT PRONOUNCEMENTS

           In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           [11] RECENT PRONOUNCEMENTS - CONTINUED


Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." ("SFAS No. 130") established standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

           SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance.

           Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has no derivitives and does not expect the pronouncement to materially effect future financial statements and disclosures.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE C) - ACQUISITIONS

           On July 1, 1998, the Company acquired substantially all of the assets and business of the Gertrude and Philip Strax Breast Diagnostic Institute in Lauderhill, Florida, a comprehensive breast imaging center. As consideration for the acquisition, the Company paid $600,000 in cash. The acquisition was accounted for under the purchase method of accounting and the cost in excess of net assets of approximately $450,000 is being amortized over 20 years.

           Effective November 10, 1997, the Company acquired the majority interest in AMS through the issuance of 2,956,741 shares of common stock to the AMS stockholders. The acquisition was accounted for as a purchase. Prior to the acquisition, the Company accounted for its minority interest in AMS using the equity method. The calculation of the cost of AMS and the allocation of that cost is as follows (see Note I for Pro forma effects of this acquisition):

Calculation of cost of AMS:

  AMS shares outstanding                                        8,641,854
  Less shares owned by Caprius                                 (1,250,000)
                                                              -----------
  Shares converted                                              7,391,854
  Conversion ratio                                                    .40
                                                              -----------
  Caprius shares issued                                         2,956,741
  Caprius share price                                         $      2.50
                                                              -----------
  Value of Caprius shares issued                                7,391,855
  Transaction costs - AMS                                         101,252
  Transaction costs - Caprius                                     344,549
                                                              -----------
  Cost of AMS shares purchased                                  7,837,655
  Basis of existing investment in AMS                            (123,681)
  Accounts receivable from AMS                                  1,937,701
                                                              -----------
  Total cost of AMS                                           $ 9,651,675
                                                              ===========

Cost allocated as follows:
  Cash                                                        $    20,193
  Inventories                                                     808,834
  Other current assets                                            137,225
  Equipment                                                       631,824
  Other  assets                                                    38,153
  Purchased contracts                                             500,000
  Purchased research and development                            7,097,566
  Other intangible assets                                       1,000,000
  Other current liabilities                                      (578,160)
  Note payable                                                     (3,960)
                                                              -----------
Total cost of AMS                                             $ 9,651,675
                                                              ===========

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE C) - ACQUISITIONS - CONTINUED

           The purchased research and development costs were immediately charged to expense. The amounts allocated to purchased contracts and other intangible assets are being amortized over five years.

(NOTE D) - INVENTORY

           Inventory represents materials used to manufacture the Aurora system. At September 30, 1998 the components of inventory were:

           Raw materials                  $454,124
           Work in process                 266,734
                                          --------
                                          $720,858
                                          ========

(NOTE E) - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

            Long-term debt and capital lease obligations at September 30, 1998 and 1997 consisted of the following:

                                                                1998         1997
                                                             ----------    --------

Notes payable to various leasing companies, secured by
 the respective medical equipment, interest rates ranging
 from 10.0% to 11.9%, monthly payments of principal and
 interest ranging from $1,107 to $15,200, maturities
 ranging from November  2000 to May 2002                     $1,542,046    $    -0-

Note payable to former minority owner of rehabilitation
 business, interest at 12%, quarterly principal payments
 of $137,500 plus interest through October 1998 with a
 balloon payment of $200,000, collateralized by certain
 assets of the rehabilitation business (See Note G-2)           337,500     887,500

Note payable to a hospital for leasehold improvements,
 interest at 11%, monthly payments of principal and
 interest of $4,685 payable through August 2005                 243,686         -0-
                                                             ----------    --------

Total long-term debt and capital lease obligations            2,123,232     887,500

Less: current maturities                                        915,608     550,000
                                                             ----------    --------
                                                             $1,207,624    $337,500
                                                             ==========    ========

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE E) - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - CONTINUED

Future minimum debt payments for the next five years are as follows:

           Fiscal Year
           1999                        $  915,608
           2000                           568,363
           2001                           460,888
           2002                            81,626
           2003                            47,942
           2004                            48,805
                                       ----------
                                       $2,123,232
                                       ==========

 (NOTE F) - INCOME TAXES

           At September 30, 1998, the Company had deferred tax assets totaling approximately $11,000,000 due to a temporary difference relating to the amortization of goodwill ($800,000) and a net operating loss carryover ($10,200,000). At September 30, 1997, the Company had a deferred tax asset due to a net operating loss carryover of approximately $7,400,000. All tax assets have been fully reserved due to uncertainty as to the realization of the benefit.

           As discussed in Note A, during the year ended September 30, 1997 the Company sold MDI. This sale resulted in a taxable gain for the Company, which was offset by utilization of net operating losses, resulting in a lower net operating loss carryforward to 1998.

           At September 30, 1998 and September 30, 1997, the Company had available net operating loss carryforwards for tax purposes, expiring through 2013 of approximately $30,000,000 and $22,000,000 respectively. The Internal Revenue Code contains provisions which may limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

           Effective November 10, 1997, the Company and AMS file a consolidated income tax return. Accordingly, losses incurred by AMS prior to that date may be limited in their availability to offset future income.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE F) - INCOME TAXES - CONTINUED

           The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the pretax loss:

                                           Year Ended September 30,
                                      1998            1997           1996
                                  ------------    -----------    -----------

Pretax Loss                       $(17,420,526)   $(9,778,216)   $(8,780,671)

Loss attributable to AMS
  prior to merger                       67,358      1,304,496      2,373,580
                                  ------------    -----------    -----------

Parent company pretax
  income (loss)                   $(17,353,168)   $(8,473,720)   $(6,407,091)
                                  ============    ===========    ===========

Expected tax (benefit) at 34%       (5,900,077)   $(2,881,065)   $(2,178,411)

Adjustment due to
  increase in valuation reserve      3,600,000      2,881,065      2,178,411

Non-deductible purchased
  R&D Costs                          2,300,077             --             --

Other                                  (98,177)       103,444        (42,488)
                                  ------------    -----------    -----------

Tax benefit (expense) per
  financial statements            $    (98,177)   $   103,444    $   (42,288)
                                  ============    ===========    ===========




(NOTE G) - COMMITMENTS AND CONTINGENCIES

           [1]  OPERATING LEASES

           The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2003. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totaled approximately $528,000 and $587,000 and $2,349,000 for the years ended September 30, 1998, 1997 and 1996.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE G) - COMMITMENTS AND CONTINGENCIES: CONTINUED

           [1]  OPERATING LEASES -  CONTINUED

           Future basic rental commitments under operating leases net of subleases are as follows. Sublease income for fiscal 1999 and 2000 equals approximately $278,000 and $186,000, respectively.

               Fiscal Year                     Amount
              ----------------------------------------
               1999                          $393,090
               2000                           248,658
               2001                            17,265
               2002                            17,265
               2003                            15,826
                                             --------
                                             $692,104
                                             ========

           [2] LEGAL PROCEEDINGS

           On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claimed for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law. Ms. Lumsden purports to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it has reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius will make a cash payment of $150,000 and issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier will contribute $100,000 of the cash payment. The settlement also stipulates that in the event Caprius sells all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares will be made by Caprius to plaintiffs. The agreement is subject to final court approval. The Company will account for the Settlement when it becomes final and it is not expected to have a material effect on the financial statements.

           In December 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE G) - COMMITMENTS AND CONTINGENCIES: CONTINUED

           [2] LEGAL PROCEEDINGS - CONTINUED

vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and seeks damages, in an amount to be determined at trial. The Company received a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies under default of the Note. The Note payment of $347,000 was due October 15, 1998. A final motion has been scheduled for January, 1999.

           MDI, as general partner of Mass. Mobile Imaging Venture (MMIV), and Western Massachusetts Magnetic Resonance Services, Inc. (WMMRS) filed a complaint in September 1992 in Middlesex County Superior Court, Cambridge, Massachusetts against Medical Imaging Partners, L.P. (MIP), which is wholly owned by Raytel Medical Corporation (Raytel), and certain of its affiliates, seeking a declaration, unspecified monetary damages and equitable relief relating to an alleged breach by MIP of certain fiduciary and contractual obligations with respect to the business of MMIV. MIP filed a counterclaim against MDI also seeking a declaratory judgment, unspecified monetary damages and equitable relief on the basis of an alleged breach of fiduciary and contractual obligations by MDI with respect to the business of MMIV. In connection with the MDI sale to US Diagnostic in February 1997, Caprius indemnified US Diagnostic from any claims or damages. On September 12, 1997, the parties entered into a settlement agreement pursuant to which all actions were dismissed between them and provided each other with mutual releases and divided all funds in an escrow account between themselves, such that pursuant to its arrangement with US Diagnostic, Caprius received the MDI portion, or $ 270,000.

           Effective November 28, 1995, the Company terminated the Key Employment Agreement, dated May 2, 1995, of John A. Lynch, Chief Executive Officer of MDI ("Lynch Employment Agreement"). In March 1996, Mr. Lynch filed a demand for arbitration seeking a declaratory ruling, equitable relief, monetary damages of approximately $2.0 million and legal fees related to claims arising out of the Lynch Employment Agreement. On September 23, 1997, the arbitration panel ruled in favor of the Company and MDI on substantially all of Mr. Lynch's claims such that the only issues remaining in the Lynch arbitration were for performance unit payments defined in the Lynch Employment Agreement and reasonable attorneys' fees. In July 1998, the arbitration panel ruled in favor of the Company and MRI on the final two issues.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE H) - CAPITAL TRANSACTIONS

           [1] PREFERRED STOCK - CLASS A

           In May 1996, the Company closed a private placement (the "Placement") of $3.7 million principal amount of newly issued Series A Convertible Preferred Stock, $.01 par value, (the "Preferred Stock"). Each share of Preferred Stock was convertible into shares of common stock at a conversion price equal to the lesser of 125% of the market price on the issuance date, or 75% of the market price on the conversion date. At September 30, 1997, all of the Preferred Stock Class A had been converted into a total of 1,348,832 shares of common stock.

           [2] PREFERRED STOCK - CLASS B

         On August 18, 1997, the Company entered into various agreements with General Electric Company ("GE") including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000.

           The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock. It has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is initially convertible into 1,597,930 shares of Common Stock, subject to customary anti-dilution provisions, commencing on August 18, 1998, or earlier upon a change of control as defined. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

           [3] WARRANTS

            At September 30, 1998, in connection with various transactions including the acquisition of MDI and the AMS Merger, the Company had outstanding warrants to purchase 996,987 shares of the Company's common stock at exercise prices ranging from $4.20 to $106.30 and have a weighted average exercise price of $16.83. The warrants expire at various dates from January 31, 2000 to May 31, 2001.

           [4] STOCK OPTIONS

           The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE H) - CAPITAL TRANSACTIONS- CONTINUED

           [4] STOCK OPTIONS- CONTINUED

value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. The total number of shares authorized for grant under this plan were reached during 1993 and no additional options can be granted. During fiscal 1997 and 1998 certain options were canceled and replaced with options exercisable at the then fair market value.

           Stock option transactions under the above plan for the past three fiscal periods are as follows:

                                        Number of               Option Price
                                         Shares                  Per Share
                                        ---------               ------------

Balance, September 30, 1995              29,622                 $6.50 - $43.80
Granted in 1996                          12,500                 $5.00
Exercised in 1996                        (3,163)                $6.50
Cancelled in 1996                       (23,750)                $26.30 - $43.80
                                        -------

Balance, September 30, 1996              15,209                 $5.00 - $43.80
Cancelled in 1997                       (10,709)                $5.00 - $43.80
                                        -------

Balance, September 30, 1997               4,500                 $5.00 - $31.30
Repriced Options:
    Original                             (2,000)                $3.13
    Repriced                              2,000                 $0.84
Cancelled in 1998                        (2,500)                $5.00
                                        -------
Balance, September 30, 1998               2,000                 $0.84
                                        =======

           During 1993, the Company adopted a new employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 1,000,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 200,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expire May 25, 2003.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE H) - CAPITAL TRANSACTIONS- CONTINUED

           [4] STOCK OPTIONS- CONTINUED

           During 1998 certain options were cancelled and replaced with options exercisable at the then fair market value. Stock option transactions under the 1993 plans are as follows:

                                        Number of               Option Price
                                          Shares                 Per Share
                                        ---------               ------------

Balance, September 30, 1995              238,904                $7.90 - $52.50
Granted in 1996                           44,000                $5.00 - $21.90
Exercised in 1996                         (7,586)               $14.50 - $25.60
Cancelled in 1996                        (62,249)               $15.80 - $52.50
                                        --------

Balance, September 30, 1996              213,069                $5.00 - $52.50
Granted in 1997                            2,500                $2.80
Cancelled in 1997                        (33,802)               $5.00 - $25.60
                                        --------

Balance, September 30, 1997              181,767                $2.80 - $52.50
Granted in 1998                          576,510                $0.84 - $1.46
Granted pursuant to AMS Merger           454,000                $0.84 - $20.00
Exercised in 1998                        (10,107)               $0.84
Repriced Options:
   Original                             (182,141)               $5.00 - $8.00
   Repriced                              182,141                $0.84
Cancelled in 1998                       (292,849)               $0.84 - $42.50
                                        --------
Balance, September 30, 1998              909,321                $0.84 - $33.80
                                        ========

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE H) - CAPITAL TRANSACTIONS- CONTINUED

           [4] STOCK OPTIONS- CONTINUED

           Stock option transactions not covered under the option plans in 1998, 1997 and 1996 are as follows:

                                           Number of        Option Price
                                             Shares          Per Share
                                           ---------        ------------

Balance, September 30, 1995                  87,532         $7.90 - $33.80
Granted in 1996                              13,000         $5.00 - $14.10
Cancelled in 1996                           (15,000)        $25.60
                                            -------

Balance September 30, 1996                   85,532         $7.90 - $33.80
Cancelled in 1997                            (4,500)        $33.80
                                            -------

Balance, September 30, 1997                  81,032         $7.90 - $33.80
Repriced Options:
   Original                                  (6,000)        $5.00
   Repriced                                   6,000         $0.84
Cancelled in 1998                            (4,000)        $14.10
                                            -------
Balance, September 30, 1998                  77,032         $0.84 - $20.10
                                            =======


Under all plan and non-plan stock options, as of September 30, 1998, options to purchase 290,679 shares were available for grant and options to purchase 650,424 shares at a weighted average price of $3.88 per share were exercisable. The outstanding options expire at various dates within ten years from the date of grant.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE H) - CAPITAL TRANSACTIONS- CONTINUED

           [4] STOCK OPTIONS- CONTINUED

           The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting or Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1998, 1997, or 1996. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                           Year Ended  September 30,
                                        1998          1997            1996
                                   ------------    -----------    ------------
           Net income:
              As reported          $(17,518,703)   $(9,674,772)   $(8,822,959)
              Pro forma            $(17,600,935)   $(9,782,703)   $(9,881,236)

           Net loss per share:
              As reported          $      (2.49)   $     (2.34)   $     (2.88)
              Pro forma            $      (2.51)   $     (2.37)   $     (3.23)

           The fair value of the Company's stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997, and 1996: dividend yield of 0%; expected volatility of 0.30; a risk free interest rate of 5.70%; and an expected holding period of 5-10 years.

           The weighted-average grant-date fair value of options granted was $0.44 per share, $1.09 per share and $4.39 per share for the years ended September 30, 1998, 1997 and 1996, respectively.

           During fiscal 1998, the stockholders of the Company approved a reverse 1 for 10 stock split and an increase of shares authorized under the 1993 plans to 1,200,000 shares on a post-reverse stock split basis. All share and option amounts have been restated to reflect the stock split. On January 1, 1998, all 190,141 of the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE I) - UNCONSOLIDATED SUBSIDIARY (AMS):

           AMS completed its initial public offering of stock in 1993 which generated net cash proceeds to AMS of approximately $7,400,000. As a result of the offering, the Company's percentage ownership of AMS was reduced to 73%. Prior to the offering, AMS issued bridge notes with warrants to purchase shares of common stock at a price of one-half the public offering price. In connection with the offering, AMS also granted an option to the underwriter to purchase shares at a price of 130% of the public offering price. AMS has also established an employee stock option plan under which certain options have been granted. As the warrants and options were exercised, the Company's percentage ownership of AMS was further reduced. During 1994 and 1995, most of the above warrants and options were exercised whereby the Company's percentage ownership of AMS was reduced to approximately 61% at September 30, 1995.

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

           As of September 30, 1997, an additional 1,025,600 shares of common stock had been issued in connection with the conversion of the May 1996 convertible debentures reducing ownership of AMS to approximately 14%. The Company continued to account for its investment in AMS utilizing the equity method through the merger of AMS.

           On November 10, 1997, the shareholders of Caprius and AMS agreed to merge, and AMS became a wholly-owned subsidiary of the Company (See Note C).

            The following unaudited pro forma financial information sets for the results of the Company as if the AMS merger and the MDI merger had occurred prior to October 1, 1997 and October 1, 1996, respectively. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of 1996, or results that may occur in the future. The pro forma information does not include the expense for the purchased research and development costs.

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(NOTE I) - UNCONSOLIDATED SUBSIDIARY (AMS): - CONTINUED

                                                      Year ended September 30,
                                                          1998          1997
                                                       ---------     ---------
                                                               (000's)

           Net revenues                                $  3,764      $ 13,124
           Operating expenses                           (15,005)      (18,586)
                                                       --------      --------
           Operating loss from continuing operations   $(11,241)     $ (5,462)
           Net loss                                    $(11,395)     $ (5,979)
           Net loss per common share                   $  (1.55)     $  (0.82)

(NOTE J) - MEDICAL DIAGNOSTICS, INC.

           On February 27, 1997, MDI a wholly owned subsidiary of the Company, merged with MDI Acquisition Corporation, a newly-formed wholly-owned subsidiary of US Diagnostic and became a wholly-owned subsidiary of US Diagnostic (the "MDI Merger"). The MDI Merger was effected pursuant to an Agreement and Plan of Merger, dated January 20, 1997.

           At the effective time of the MDI Merger, US Diagnostic paid the Company $22,000,000 (the "Merger Consideration") as follows: (1) to Chase Manhattan Bank N.A. (the "Bank"), on behalf of obligations of MDI which were guaranteed by the Company, an amount sufficient to fully satisfy all of MDI's obligations to the Bank (approximately $12,000,000) and (2) the remainder of the Merger Consideration (approximately $10,000,000) to the Company. As a result of the MDI Merger, US Diagnostic assumed approximately $9,000,000 in payment obligations under MDI's capital leases. The Company paid a financial advisor fee to Leeds Group Inc. and other expenses related to the MDI Merger.

           In addition, there were mutual indemnifications between the Company and US Diagnostic whereby the Company had indemnified US Diagnostic from any claims arising from the termination of the Key Employment Agreement of John A. Lynch, MDI's former Chief Executive Officer and from any losses arising from the lawsuits between MDI and Raytel Medical Corporations, et al. Both claims have since been settled.

(NOTE K) - DISCONTINUED OPERATIONS

           In August 1996, the Company's Board of Directors adopted a formal plan to discontinue its Imaging Systems business segment. The segment was accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year. The Company's estimated loss on disposal was less than anticipated resulting in income in fiscal 1998 amounting to approximately $107,000.