Form 10-Q
period 1998-12-31
CAPRIUS INC
filed 1999-02-16
CIK 722567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number: 0-11914


                                  CAPRIUS, INC.

                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                        22-2457487
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
              or organization)                               Identification No.)



                      46 JONSPIN ROAD, WILMINGTON, MA 01887
                    ----------------------------------------
                    (Address of principal executive offices)



                                 (978) 657-8876
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 16, 1999, there were 7,346,540 shares of Common Stock, $.01 par value, outstanding.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART I - FINANCIAL INFORMATION

     ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -  September 30, 1998 and December 31, 1998                 3
                  Consolidated Statements of Operations - for the three months ended
                           December 31, 1998 and 1997                                                     4
                  Consolidated Statements of Stockholders' Equity                                         5
                  Consolidated Statements of Cash Flows - for the three months ended
                           December 31, 1998 and 1997                                                     6

                  Notes to Consolidated Financial Statements                                              7


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                     10

PART II - OTHER INFORMATION                                                                               12

     ITEM 1.    LEGAL PROCEEDINGS                                                                         12

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                          12

SIGNATURES                                                                                                13


EXHIBIT INDEX


                          CAPRIUS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                                                        December 31,            September 30,
                                                                                            1998                    1998
                                                                                        ------------            -------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                         $  1,522,074             $ 1,791,476
      Accounts receivable, net of reserve for bad debts of $682,184 at
           December 31, 1998 and $663,314 at September 30, 1998                            2,788,917               2,899,282
      Inventories                                                                            720,898                 720,858
      Other current assets                                                                   639,109                 584,875
                                                                                        ------------             -----------
           Total current assets                                                            5,670,998               5,996,491
                                                                                        ------------             -----------

PROPERTY AND EQUIPMENT:
      Medical equipment                                                                    2,300,835               2,145,674
      Office furniture and equipment                                                         257,148                 251,199
      Other equipment                                                                      1,517,674               1,518,874
      Leasehold improvements                                                               1,152,852               1,153,576
                                                                                        ------------             -----------
                                                                                           5,228,509               5,069,323
      Less:  accumulated depreciation and amortization                                     2,034,639               1,824,946
                                                                                        ------------             -----------
           Net property and equipment                                                      3,193,870               3,244,377
                                                                                        ------------             -----------

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,401,041 at
           December 31, 1998 and $2,357,703 at September 30, 1998                          1,010,459               1,053,797
      Other intangibles, net of accumulated amortization of $451,870 at
           December 31, 1998 and $371,698 at September 30, 1998                            1,160,506               1,240,678
      Other                                                                                   33,136                  32,037
                                                                                        ------------             -----------
           Total other assets                                                              2,204,101               2,326,512
                                                                                        ------------             -----------
                                                                                        $ 11,068,969             $11,567,380
                                                                                        ============             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                    $  549,280              $  810,990
      Accrued expenses                                                                       920,056                 964,922
      Accrued compensation                                                                   355,374                 388,748
      Other current liabilities                                                                   --                  53,664
      Current portion of long-term debt and capital lease obligations                      1,035,696                 915,608
                                                                                        ------------             -----------
           Total current liabilities                                                       2,860,406               3,133,932
                                                                                        ------------             -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       1,181,739               1,207,624

STOCKHOLDERS' EQUITY:
      Preferred stock
           Authorized - 1,000,000 shares
           Issued - Series A, none; Series B, convertible,
           27,000 shares at December 31, 1998 and September 30, 1998
           Liquidation preference $2,700,000                                               2,700,000               2,700,000
      Common stock, $.01 par value
           Authorized - 50,000,000 shares
           Issued and outstanding - 7,369,040 shares at December 31, 1998
           and September 30, 1998                                                             73,690                  73,690
      Additional paid-in capital                                                          63,561,672              63,561,672
      Accumulated deficit                                                                (59,306,288)            (59,107,288)
      Treasury stock (22,500 common shares, at cost)                                          (2,250)                 (2,250)
                                                                                        ------------             -----------
           Total stockholders' equity                                                      7,026,824               7,225,824
                                                                                        ------------             -----------
                                                                                        $ 11,068,969             $11,567,380
                                                                                        ============             ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months Ended December 31,
                                                                              1998                  1997
                                                                          -----------           -----------

REVENUES:
      Net patient service revenues                                        $ 1,144,529           $   842,110
                                                                          -----------           -----------
           Total revenues                                                   1,144,529               842,110
                                                                          -----------           -----------

OPERATING EXPENSES:
      Cost of service operations                                              970,675               823,484
      Research and development                                                425,002               560,535
      Purchased research and development                                           --             7,168,647
      Selling, general and administrative                                     869,398             1,205,894
      Provision for bad debt and collection costs                             123,020                35,592
      Loss (gain) on sale of imaging business                                  12,670              (195,357)
                                                                          -----------           -----------
           Total operating expenses                                         2,400,765             9,598,795
                                                                          -----------           -----------
           Operating loss from continuing operations                       (1,256,236)           (8,756,685)

Interest income                                                                16,158               120,127
Interest expense                                                              (58,922)              (33,552)
                                                                          -----------           -----------
      Loss from continuing operations before equity in
      loss of subsidiary and provision for income taxes                    (1,299,000)           (8,670,110)

Equity in net loss of unconsolidated subsidiary                                    --               (67,358)

      Loss from continuing operations before provision
      for income taxes                                                     (1,299,000)           (8,737,468)

Provision for income tax (expense) benefit                                         --                    --
                                                                          -----------           -----------
      Loss from continuing operations                                      (1,299,000)           (8,737,468)

Income on disposal of discontinued operations                               1,100,000                    --
                                                                          -----------           -----------
      Net Loss                                                            $  (199,000)          $(8,737,468)
                                                                          ===========           ===========

Income (loss) per basic and diluted common share:
      Loss from continuing operations                                     $     (0.18)          $     (1.45)
      Income (loss) on disposal of discontinued division                         0.15                    --
      Net loss per share                                                  $     (0.03)          $     (1.45)
                                                                          ===========           ===========

Weighted average number of common shares outstanding                        7,369,040             6,045,965
                                                                          ===========           ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                        Preferred Stock          Common Stock         Treasury Stock
                     -------------------------------------------------------------------------------------------------------------
                                                                                         Additional                      Total
                       Number                  Number      $0.01      Number    $0.01     Paid-in      Accumulated   Stockholders'
                     of Shares    Amount     of Shares   Par Value  of Shares Par Value   Capital        Deficit         Equity
                     -------------------------------------------------------------------------------------------------------------
BALANCE,
SEPTEMBER 30, 1997    27,000    $2,700,000   4,374,763    $43,748     22,500   $(2,250) $56,170,271   $(41,588,585)    $17,323,184

Issuance of
common stock
related to AMS
merger                    --            --   2,956,741     29,567         --        --    7,362,287             --       7,391,854

Conversion of
note payable              --            --      27,429        274         --        --       20,725             --          20,999

Exercise of
stock options             --            --      10,107        101         --        --        8,389             --           8,490

Net loss                  --            --          --         --         --        --           --    (17,518,703)    (17,518,703)
                     -------------------------------------------------------------------------------------------------------------
BALANCE,
SEPTEMBER 30, 1998    27,000     2,700,000   7,369,040     73,690     22,500    (2,250)  63,561,672    (59,107,288)      7,225,824

Net loss                                                                                                  (199,000)       (199,000)
                     -------------------------------------------------------------------------------------------------------------
                      27,000    $2,700,000   7,369,040    $73,690     22,500   $(2,250) $63,561,672   $(59,306,288)    $ 7,026,824
                     =============================================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Three Months Ended December 31,
                                                                                   1998                1997
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                                  $  (199,000)        $(8,737,468)
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
           Equity in net loss of unconsolidated subsidiary                               --              67,358
           Gain on disposal of discontinued operations                           (1,100,000)                 --
           Gain on sale of imaging business                                              --            (195,357)
           Purchased research and development                                            --           7,168,647
           Depreciation and amortization                                            333,203             231,491
           Changes in operating assets and liabilities:
                Decrease in restricted cash                                                           1,109,348
                Accounts receivable, net                                            110,365            (171,975)
                Inventories                                                             (70)            (10,555)
                Other current assets                                                (55,333)           (195,806)
                Accounts payable and accrued expenses                              (393,614)           (275,669)
                                                                                -----------         -----------
                    Net cash provided by (used in) operating activities          (1,304,449)         (1,009,986)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of imaging business                                             --             195,357
      Income on disposal of discontinued operations                               1,100,000
      Cash used in AMS merger                                                            --            (199,487)
      Advances to unconsolidated subsidiaries                                            --            (479,673)
      Purchase of equipment, furniture and leasehold improvements                  (159,186)           (326,363)
      Other assets                                                                       --                  --
                                                                                -----------         -----------
                    Net cash provided by (used in) investing activities             940,814            (810,166)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of long-term debt                                      297,484             413,348
      Repayment of long-term debt and capital lease obligations                    (203,281)           (137,500)
                                                                                -----------         -----------
                    Net cash provided by financing activities                        94,203             275,848
                                                                                -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (269,432)         (1,544,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,791,506           9,752,768
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 1,522,074         $ 8,208,464
                                                                                ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest during the period                                  $    79,228         $    37,037
                                                                                ===========         ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRUIS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The results of operations of Caprius, Inc. ("Caprius" or the "Company") for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

        The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-K for the fiscal year ended September 30, 1998.

NOTE 2 - THE COMPANY

         Caprius, Inc. was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger (see below) with Advanced Mammography Systems, Inc. ("AMS"), the Company is developing, and has begun marketing and commercializing a dedicated MRI system for breast imaging known as the Aurora system. The Company is also engaged in rehabilitation services, consisting of comprehensive physician care, physical therapy and case management for motor vehicle accident patients.

         In December 1998, Caprius announced that it was pursuing a strategy of identifying a strategic alliance to either acquire or joint venture its Aurora technology (the "Strategic Partner"). At this point in time, Caprius lacks sufficient funds to continue necessary research and development or to fund manufacturing costs to produce its next systems. A Letter of Intent to sell the technology was entered into in December 1998, but was terminated on December 17, 1998. At that time, the Company announced that it would reopen discussions with other interested parties and would continue to identify and pursue the acquisition of comprehensive breast imaging centers. The Company anticipates that any sale or joint venture of the Aurora technology may include some form of cash, royalty payments and ownership. There can be no assurances that any such sole or joint venture can be entered into or completed. Furthermore, unless a Strategic Partner is identified, near term, to acquire its Aurora technology, the Company's viability could be threatened. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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







                     [This space intentionally left blank.]

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

NOTE 3 - PREFERRED STOCK - SERIES B

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

NOTE 4 - PATENT INFRINGEMENT SETTLEMENT

         During the three months ended December 31, 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.











                     [This space intentionally left blank.]

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THREE MONTHS ENDED DECEMBER
     31, 1997

     The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1998.

     Net patient service revenue totaled $1,144,529 for the three months ended December 31, 1998 versus $842,110 for the three months ended December 31, 1997. Cost of service operations totaled $970,675 for the three months December 31, 1998 versus $823,484 for the three months ended December 31, 1997. These increases were largely the result of the additional net patient revenue and operating expenses from the Faulkner and Strax centers. This revenue stream is expected to increase with increased patient volume.

     Purchased research and development reflects the portion of the AMS purchase price allocated to research and development projects in progress.

     Selling, general and administrative expenses totaled $869,398 for the three months ended December 31, 1998 versus $1,205,894 for the three months ended December 31, 1997. This decrease reflects the Company's efforts to streamline costs while trying to identify a strategic partner for its Aurora technology.

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

  LIQUIDITY AND CAPITAL RESOURCES

         The Company had available cash and cash equivalents of $1,522,074 at December 31, 1998. The Company intends to utilize the funds for the continuing development of the Aurora dedicated breast imaging system while the Company continues its efforts to identify a Strategic partner for its Aurora technology and for the opening of breast imaging centers. Unless the Company successfully identifies a Strategic Partner, the Company will have difficulty in pursuing its plans to acquire comprehensive breast care centers. Furthermore, if no Strategic Partner is identified, the Company may be unable to implement its plan to acquire breast care centers and the Company's viability could be threatened. Accordingly, the auditors' report on the Company's September 30, 1998 financial statements contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

         The significant cash flows used for investing activities for the three months ended December 31, 1998 consists primarily of $159,200 for medical equipment additions. Cash flows from financing activities include $297,500 of proceeds from financing of medical equipment, offset by principal payments on equipment debt. Cash used for operations amounted to $1,304,400.

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


         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
















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

         On October 19, 1998, the Company filed a complaint in the Middlesex Superior Court against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and seeks damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies under default of the Note. The final Note payment of $347,000 was due October 15, 1998. The ruling on the injunction is pending.

         During the three months ended December 31, 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27  Financial Data Schedule

     (b) Reports of Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Caprius, Inc.
                                    ------------
                                    (Registrant)


Date: February 16, 1999             /s/ Jack Nelson
                                    -----------------------------------
                                    Jack Nelson
                                    Chief Executive Officer



Date: February 16, 1999             /s/ Steven J. James
                                    -----------------------------------
                                    Steven J. James
                                    Chief Financial Officer