Form 10-Q
period 1999-03-31
CAPRIUS INC
filed 1999-05-20
CIK 722567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         ------------------------------



                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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

                                 (978) 657-8876
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --


As of May 17, 1999, there were 7,346,540 shares of Common Stock, $.01 par value, outstanding.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

  ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets - March 31, 1999 and
                   September 30, 1998                                   3

           Consolidated Statements of Operations - for the
                   three and six months ended
                   March 31, 1999 and 1998                              4

           Consolidated Statements of Stockholders' Equity              5

           Consolidated Statements of Cash Flows - for the
                   six months ended March 31, 1999 and 1998             6

           Notes to Consolidated Financial Statements                   7


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION                                            11

  ITEM 1. LEGAL PROCEEDINGS                                            11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             11

SIGNATURES                                                             12


EXHIBIT INDEX

                         CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                             March 31,         September 30,
                                                                               1999                1998
                                                                             ---------         -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $    593,650        $  1,791,476
   Accounts receivable, net of reserve for bad debts of $80,259 at
       March 31, 1999 and $663,314 at September 30, 1998                        361,925           2,899,282
   Note receivable                                                              530,000                  --
   Inventory                                                                    721,394             720,858
   Other current assets                                                         535,672             584,875
                                                                           ------------        ------------
       Total current assets                                                   2,742,641           5,996,491
                                                                           ------------        ------------
PROPERTY AND EQUIPMENT:
   Medical equipment                                                          2,026,771           2,145,674
   Office furniture and equipment                                               257,771             251,199
   Other equipment                                                            1,516,874           1,518,874
   Leasehold improvements                                                       855,840           1,153,576
                                                                           ------------        ------------
                                                                              4,657,256           5,069,323
   Less: accumulated depreciation and amortization                            1,942,949           1,824,946
                                                                           ------------        ------------
           Total property and equipment, at cost                              2,714,307           3,244,377
                                                                           ------------        ------------
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $27,007 at
       March 31, 1999 and $2,357,703 at September 30, 1998                      693,175           1,053,797
   Other intangibles, net of accumulated amortization of $528,456 at
       March 31, 1999 and $371,698 at September 30, 1998                      1,083,920           1,240,678
   Other                                                                         31,534              32,037
                                                                           ------------        ------------
           Total other assets                                                 1,808,629           2,326,512
                                                                           ------------        ------------
                                                                           $  7,265,577        $ 11,567,380
                                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $    552,156        $    810,990
   Accrued expenses                                                             335,401             964,922
   Accrued compensation                                                         297,807             388,748
   Other current liabilities                                                         --              53,664
   Current portion of long-term debt and capital lease obligations              647,687             915,608
                                                                           ------------        ------------
       Total current liabilities                                              1,833,051           3,133,932
                                                                           ------------        ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION          1,039,704           1,207,624

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
       Authorized - 1,000,000 shares Issued - Series A, none; Series B, convertible, 27,000 shares at March 31, 1999 and September 30, 1998
       Liquidation preference $2,700,000                                      2,700,000           2,700,000
   Common stock, $.01 par value
       Authorized - 50,000,000 shares
       Issued and outstanding - 7,369,040 at March 31, 1999
       and September 30, 1998                                                    73,690              73,690
   Additional paid-in capital                                                63,561,672          63,561,672
   Accumulated deficit                                                      (61,940,290)        (59,107,288)
   Treasury stock (22,500 common shares, at cost)                                (2,250)             (2,250)
                                                                           ------------        ------------
       Total stockholders' equity                                             4,392,822           7,225,824
                                                                           ------------        ------------
                                                                           $  7,265,577        $ 11,567,380
                                                                           ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                       Three Months Ended                  Six Months Ended
                                                                            March 31,                       March 31,
                                                                     1999               1998            1999                1998
REVENUES:                                                        ------------------------------     -------------------------------
   Net patient service revenues                                  $   928,762        $   875,253     $ 2,073,291        $  1,717,363
                                                                 -----------        -----------     -----------        ------------
        Total revenues                                               928,762            875,253       2,073,291           1,717,363
                                                                 -----------        -----------     -----------        ------------
OPERATING EXPENSES:
   Cost of service operations                                        887,926            660,016       1,858,601           1,483,500
   Research and development                                           71,478            839,105         496,480           1,399,640
   Purchased research and development (see note 2)                        --            (71,081)             --           7,097,566
   Selling, general and administrative                             1,142,589          1,611,962       2,011,987           2,817,856
   Provision for bad debt and collection costs                        (8,486)           125,180         114,534             160,772
   Loss (gain) on sale of imaging business                                --           (133,889)         12,670             (61,468)
   Loss on sale of rehabilitation business                         1,427,487                 --       1,427,487                  --
                                                                 -----------        -----------     -----------        ------------
        Total operating expenses                                   3,520,994          3,031,293       5,921,759          12,897,866
                                                                 -----------        -----------     -----------        ------------
        Operating income (loss) from continuing operations        (2,592,232)        (2,156,040)     (3,848,468)        (11,180,503)
Other income                                                           9,000              3,050           9,000               3,050
Interest income                                                        9,684            112,316          25,842             232,443
Interest expense                                                     (60,454)           (48,360)       (119,376)            (81,912)
                                                                 -----------        -----------     -----------        ------------
   Income (loss) from continuing operations before minority
   interests, equity in loss of subsidiary and provision
   for income taxes                                               (2,634,002)        (2,089,034)     (3,933,002)        (11,026,922)

Equity in net loss of unconsolidated subsidiary                           --                 --              --             (67,358)
                                                                 -----------        -----------     -----------        ------------
   Loss from continuing operations                                (2,634,002)        (2,089,034)     (3,933,002)        (11,094,280)

Income on disposal of discontinued operations                             --                 --       1,100,000                  --
                                                                 -----------        -----------     -----------        ------------
   Net Loss                                                      $(2,634,002)       $(2,089,034)    $(2,833,002)       $(11,094,280)
                                                                 ===========        ===========     ===========        ============
Income (loss) per basic and diluted common share:
   Loss from continuing operations                               $     (0.36)       $     (0.28)    $     (0.53)       $      (1.66)
   Income on disposal of discontinued operations                          --                 --            0.15                  --
                                                                 -----------        -----------     -----------        ------------
   Net loss per share                                            $     (0.36)       $     (0.28)    $     (0.38)       $      (1.66)
                                                                 ===========        ===========     ===========        ============

Weighted average number of common shares outstanding               7,369,040          7,340,038       7,369,040           6,682,325
                                                                 ===========        ===========     ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                          Preferred Stock           Common Stock        Treasury Stock
                        -------------------     -------------------- -------------------   Additional                     Total
                          Number                  Number     $0.01     Number   $0.01       Paid-in      Accumulated   Stockholders'
                        of Shares    Amount     of Shares  Par Value of Shares Par Value    Capital        Deficit        Equity
                        ---------    ------     ---------  --------- --------- ---------    -------      -----------   -------------

BALANCE,
  SEPTEMBER 30, 1997      27,000   $2,700,000   4,374,763   $43,748   22,500   $(2,250)   $56,170,271   $(41,588,585)   $17,323,184


Issuance of common
  stock related to
  AMS merger                  --           --   2,956,741    29,567       --        --      7,362,287             --      7,391,854
Conversion of note
  payable                     --           --      27,429       274       --        --         20,725             --         20,999
Exercise of stock
  options                     --           --      10,107       101       --        --          8,389             --          8,490
Net loss                      --           --          --        --       --        --             --    (17,518,703)   (17,518,703)
                          ------   ----------   ---------   -------   ------   -------    -----------   ------------    -----------
BALANCE,
  SEPTEMBER 30, 1998      27,000    2,700,000   7,369,040    73,690   22,500    (2,250)    63,561,672    (59,107,288)     7,225,824


Net loss                                                                                                  (2,833,002)    (2,833,002)

                          ------   ----------   ---------   -------   ------   -------    -----------   ------------    -----------
BALANCE,
  MARCH 31, 1999          27,000   $2,700,000   7,369,040   $73,690   22,500   $(2,250)   $63,561,672   $(61,940,290)   $ 4,392,822

                          ======   ==========   =========   =======   ======   =======    ===========   ============    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         Six Months Ended March 31,
                                                                          1999               1998
                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                           $(2,833,002)       $(11,094,280)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Equity in net loss of unconsolidated subsidiary                            -              67,358
    Gain on disposal of discontinued operations                       (1,100,000)                  -
    Gain on sale of imaging business                                     (12,670)            (61,468)
    Loss on sale of rehabilitation business                            1,427,487                   -
    Purchased research and development                                         -           7,097,566
    Depreciation and amortization                                        678,401             507,647
    Changes in assets and liabilities:
      Decrease in restricted cash                                              -           1,744,967
      Accounts receivable, net                                           113,272            (161,486)
      Inventories                                                           (536)           (375,025)
      Other current assets                                                25,903            (132,637)
      Accounts payable and accrued expenses                             (275,348)           (111,133)
                                                                     -----------        ------------
        Net cash used in operating activities                         (1,976,493)         (2,518,491)
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of imaging business                                  12,670              61,468
  Proceeds from sale of rehabilitation business                          266,438                   -
  Proceeds from disposal of discontinued operations                    1,100,000                   -
  Cash used in AMS merger                                                      -            (128,406)
  Advances to unconsolidated subsidiaries                                      -            (479,673)
  Purchase of equipment, furniture and leasehold improvements           (164,600)           (492,806)
                                                                     -----------        ------------
      Net cash provided by (used in) investing activities              1,214,508          (1,039,417)
                                                                     -----------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt                               297,484             813,347
  Repayment of long-term debt and capital lease obligations             (733,325)           (348,845)
                                                                     -----------        ------------
      Net cash provided by (used in) financing activities               (435,841)            464,502
                                                                     -----------        ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,197,826)         (3,093,406)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,791,476           9,752,768
                                                                     -----------        ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                 593,650           6,659,362
                                                                     ===========        ============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period                           $    12,727        $     87,288
                                                                     ===========        ============



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

NOTE 2 - THE COMPANY

          Caprius, Inc. was founded in 1983 and through August 1996, operated under two segments (one of which was discontinued during fiscal 1996) consisting of Imaging Systems and Imaging and Rehabilitation Services. Pursuant to the merger (see below) with Advanced Mammography Systems, Inc. ("AMS"), the Company developed, and began marketing and commercializing a dedicated MRI system for breast imaging known as the Aurora system prior to its sale in April 1999 (see below). The Company currently owns and operates a comprehensive imaging center located in Lauderhill, Florida.

          On April 27, 1999, pursuant to an Asset Purchase Agreement (the "Agreement") dated the same by and between Caprius, Inc. ("Caprius"), Caprius Systems, Inc., a wholly owned subsidiary of Caprius ("Systems" and, together with Caprius, the "Sellers") and Pacific Republic Capital Corp. ("Pacific"), the Sellers consummated the sale of their Aurora breast scanner technology related assets to Pacific for $854,490.68 in cash and the assumption by Pacific of certain obligations associated with the transferred assets. The assets and obligations transferred included all the shares of Caprius' wholly owned subsidiary, Caprius Imaging Corp., various patents relating to the Aurora technology and assets of Systems, including hospital equipment contracts and equipment leases. The equipment debt of which Caprius is now relieved exceeds $1.1 million. Caprius intends to aggressively pursue ways that can maximize shareholder value. The Company currently has dramatically reduced its overhead, provided for the extinguishment of its debt, and is left with limited funds and the Strax Institute, a comprehensive breast-imaging center in Lauderhill, Florida. Caprius shall focus its efforts in identifying, as quickly as possible, a candidate who can help utilize the Company's assets as a vehicle for the enhancement of shareholder value.

          In March 1999, the Company transferred its interest in its rehabilitation center to a limited liability company in exchange for $900,000, which is to be paid in installments with $850,000 being due on or before July 1, 1999. In addition, the acquiring group shall assume certain liabilities totaling approximately $400,000 and will be entitled to 10% of any financial recovery obtained for a pending lawsuit by the Company against the former owner of the center. The transfer price of $900,000 will be used in part to pay a balance of approximately $360,000 to the former owner of the center, which is the remaining amount due from the company's acquisition of its interest in the center. The reductions in the line items in the accompanying balance sheet at March 31, 1999 compared to September 30, 1998, primarily relate to this transfer of interest.

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

NOTE 4 - PATENT INFRINGEMENT SETTLEMENT

          In December 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.

NOTE 5 - PROFORMA INFORMATION

          The following unaudited pro forma financial information sets forth the results of the company as if the sale of the MVA rehabilitation center had occurred prior to October 1, 1998. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1998 or results that may occur in the future.


                                                        Six Months Ended
                                                         March 31, 1999
                                                     ----------------------
                                                     (000's omitted, except
                                                        per share amount)

            Net revenues                                    $  1,022
            Operating Expenses                              $  2,893
            Operating loss from continuing operations       $ (1,871)
            Loss from continuing operations                 $   (610)
            Loss per common share                           $  (0.08)








                     (This space intentionally left blank.)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

          The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1998.

          Due to the Merger of Advanced Mammographys Systems and Advanced NMR Systems in November 1997 and the sale of the Rehabilitation business in March 1999, most of the categories included in the statements of operations will not be comparable to prior year periods.

          Net patient service revenue totaled $928,762 for the three months ended March 31, 1999 versus $875,253 for the three months ended March 31, 1998. Cost of service operations totaled $887,926 for the three months ended March 31, 1999 versus $660,016 for the three months ended March 31, 1998. These increases were largely the result of the additional net patient revenue and operating expenses for the Faulkner and Strax Centers.

          Purchased research and development relates to the portion of the AMS purchase price allocated to research and development projects in progress. (See
Note 2)

          Selling, general and administrative expenses totaled $1,142,589 for the three months ended March 31, 1999 versus $1,611,962 for the three months ended March 31, 1998. This decrease reflects the Company's efforts to streamline costs.


SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

          The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1998.

          Net patient service revenue totaled $2,073,291 for the six months ended March 31, 1999 versus $1,717,363 for the six months ended March 31, 1998. Cost of service operations totaled $1,858,601 for the six months ended March 31, 1999 versus $1,483,500 for the six months ended March 31, 1998. These increases were largely the result of the additional net patient revenue and operating expenses for the Faulkner and Strax Centers.

          Purchased research and development relates to the portion of the AMS purchase price allocated to R&D projects in progress.

          Selling, general and administrative expenses totaled $2,011,987 for the six months ended March 31, 1999 versus $2,817,856 for the six months ended March 31, 1998. This decrease reflects the Company's efforts to streamline costs.

          Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger.

   LIQUIDITY AND CAPITAL RESOURCES

          The Company had available cash and cash equivalents of $593,650 at March 31, 1999. The Company intends to pursue efforts to identify a Strategic Partner to utilize the remaining assets of the Company and maximize shareholder value. If no Strategic Partner is identified, the Company's viability could be threatened.

          The significant cash flows used for investing activities for the three months ended March 31, 1999 consists primarily of $164,600 for medical equipment additions. Cash flows from financing activities include approximately $297,500 of proceeds from financing of medical equipment, offset by principal payments on equipment debt. Cash used for operations amounted to approximately $1,976,500.

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













                      [This space intentionally left blank]

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On January 7, 1998, the Company and Jack Nelson, the Company's Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claimed for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it has reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius made a cash payment of $150,000 and will issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Consequently, on April 27, 1999, the additional payment was made and the additional shares will be issued.

          On October 19, 1998, the Company filed a complaint in the Middlesex Superior Court against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and seeks damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies under default of the Note. The final Note payment of $347,000 was paid as part of the sale of the MVA. The ruling on the injunction is pending.

          In December 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27             Financial Data Schedule

    (b)   Reports of Form 8-K

          Date of Report
          --------------

              3/11/99 Interest Transfer Agreement by and among Middlesex MRI Center Inc. ("Middlesex") and MDI Rehab Inc. and Medical Diagnostics and Rehabilitation, LLC ("MDR") the sole general partners of MVA Rehabilitation Associates ("MVA") for the transfer of Middlesex and MDR's partnership interests in MVA.

              4/27/99 Asset Purchase Agreement between Caprius Inc., Caprius Systems Inc., and Pacific Republic Capital Corp. for the sale of Caprius' Aurora breast scanner technology related assets.

              4/27/99 Press Release, dated April 28, 1999 issued by Caprius Inc. announcing the sale of its Aurora breast scanner technology related assets to Pacific Republic Capital Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPRIUS, INC.
                                         (Registrant)


Date:  May 20, 1999                      /s/  Jack Nelson
                                         -----------------------
                                         Jack Nelson
                                         Chief Executive Officer


Date:  May 20, 1999                      /s/  Steven J. James
                                         -----------------------
                                         Steven J. James
                                         Chief Financial Officer