Form 10-Q
period 1999-06-30
CAPRIUS INC
filed 1999-08-19
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ------------------------------


                                    Form 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number: 0-11914


                                  CAPRIUS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               22-2457487
----------------------------------------           ---------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)


                      One Parker Plaza, Fort Lee, NJ 07024
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 592-8838
                    ----------------------------------------
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

As of August 13, 1999, there were 13,525,518 shares of Common Stock, $.01 par value, outstanding.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      Index

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets - June 30, 1999 and
                   September 30, 1998                                        3

              Consolidated Statements of Operations - for the
                   three and nine months ended June 30, 1999
                   and 1998                                                  4

              Consolidated Statements of Stockholders' Equity                5

              Consolidated Statements of Cash Flows - for the
                   nine months ended June 30, 1999 and 1998                  6

              Notes to Consolidated Financial Statements                     7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                      10


PART II - OTHER INFORMATION                                                 12

     ITEM 1.  LEGAL PROCEEDINGS                                             12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURES                                                                  13


Exhibit Index

                         CAPRIUS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,         September 30,
                                                                           1999              1998
                                                                      ---------------    --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $ 198,226       $ 1,791,476
     Accounts receivable, net of reserve for bad debts of $54,598 at
         June 30, 1999 and $663,314 at September 30, 1998                    311,931         2,899,282
     Note receivable                                                          50,000                 -
     Inventory                                                               158,000           720,858
     Other current assets                                                    123,105           584,875
                                                                      ---------------    --------------
         Total current assets                                                841,262         5,996,491
                                                                      ---------------    --------------
PROPERTY AND EQUIPMENT:
     Medical equipment                                                       359,098         2,145,674
     Office furniture and equipment                                           92,356           251,199
     Other equipment                                                               -         1,518,874
     Leasehold improvements                                                      950         1,153,576
                                                                      ---------------    --------------
                                                                             452,404         5,069,323
     Less:  accumulated depreciation and amortization                        120,065         1,824,946
                                                                      ---------------    --------------
         Total property and equipment, at cost                               332,339         3,244,377
                                                                      ---------------    --------------

Other Assets:

     Goodwill, net of accumulated amortization of $36,009 at
         June 30, 1999 and $2,357,703 at September 30, 1998                  684,173         1,053,797
     Other intangibles, net of accumulated amortization of $0
         at June 30, 1999 and $371,698 at September 30, 1998               2,390,373         1,240,678
     Other                                                                     9,314            32,037
                                                                      ---------------    --------------
         Total other assets                                                3,083,860         2,326,512
                                                                      ---------------    --------------
                                                                         $ 4,257,461      $ 11,567,380
                                                                      ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $ 71,948         $ 810,990
     Accrued expenses                                                        317,478           964,922
     Accrued compensation                                                    564,282           388,748
     Other current liabilities                                                     -            53,664
     Current portion of long-term debt and capital lease obligations         713,594           915,608
                                                                      ---------------    --------------
         Total current liabilities                                         1,667,302         3,133,932
                                                                      ---------------    --------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION         160,409         1,207,624

Stock Issuance Commitment                                                     94,853                 -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued - Series A, none; Series B, convertible,
         27,000 shares at June 30, 1999 and September 30, 1998
         Liquidation preference $2,700,000                                 2,700,000         2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued and outstanding - 13,548,018 at June 30, 1999
         and 7,369,040 September 30, 1998                                    135,480            73,690
     Additional paid-in capital                                           64,778,855        63,561,672
     Accumulated deficit                                                 (65,277,188)      (59,107,288)
     Treasury stock (22,500 common shares, at cost)                           (2,250)           (2,250)
                                                                      ---------------    --------------
         Total stockholders' equity                                        2,334,897         7,225,824
                                                                      ---------------    --------------
                                                                         $ 4,257,461      $ 11,567,380
                                                                      ===============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended               Nine Months Ended
                                                                        June 30,                         June 30,
                                                                  1999          1998               1999          1998
                                                              ----------------------------     ---------------------------
REVENUES:
      Net patient service revenues                                $ 436,915     $ 963,441        $ 2,510,206    $ 2,680,804
                                                              ----------------------------     -----------------------------
          Total revenues                                            436,915       963,441          2,510,206      2,680,804
                                                              ----------------------------     -----------------------------

OPERATING EXPENSES:
      Cost of service operations                                    308,719       999,143          2,167,320      2,482,643
      Research and development                                            -       880,768            496,480      2,280,408
      Purchased research and development (see note 2)                     -             -                  -      7,097,566
      Selling, general and administrative                         1,331,377       965,043          3,343,364      3,782,899
      Provision for bad debt and collection costs                     3,083        73,099            117,617        233,871
      Loss (gain) on sale of imaging business                             -         8,075             12,670        (53,393)
      Loss on sale of rehabilitation business                        33,634             -          1,461,121              -
      Loss on sale of Aurora Technology                           2,096,057             -          2,096,057              -
                                                              ----------------------------     -----------------------------
          Total operating expenses                                3,772,870     2,926,128          9,694,629     15,823,994
                                                              ----------------------------     -----------------------------

          Operating loss from continuing operations              (3,335,955)   (1,962,687)        (7,184,423)   (13,143,190)

Other income                                                              -             -              9,000          3,050
Interest income                                                       7,599        46,018             33,441        278,461
Interest expense                                                     (8,542)      (60,940)          (127,918)      (142,852)
                                                              ----------------------------     -----------------------------

      Loss from continuing operations before equity in loss
      of subsidiary and provision for income taxes               (3,336,898)   (1,977,609)        (7,269,900)   (13,004,531)

Equity in net loss of unconsolidated subsidiary                           -             -                  -        (67,358)
                                                              ----------------------------     -----------------------------

      Loss from continuing operations before provision
      for income taxes                                           (3,336,898)   (1,977,609)        (7,269,900)   (13,071,889)

Provision for income tax expense                                          -       (98,177)                 -        (98,177)
                                                              ----------------------------     -----------------------------

      Loss from continuing operations                            (3,336,898)   (2,075,786)        (7,269,900)   (13,170,066)

Income on disposal of discontinued operations                             -             -          1,100,000              -
                                                              ----------------------------     -----------------------------

      Net Loss                                                 $ (3,336,898) $ (2,075,786)      $ (6,169,900)  $(13,170,066)
                                                              ============================     =============================

Income (loss) per basic and diluted common share:
      Loss from continuing operations                                $(0.44)       $(0.28)            $(0.98)        $(1.91)
      Income on disposal of discontinued operations                       -             -               0.15              -
                                                              ----------------------------     -----------------------------
      Net loss per share                                             $(0.44)       $(0.28)            $(0.83)        $(1.91)
                                                              ============================     =============================


Weighted average number of common shares outstanding              7,572,743     7,361,197          7,437,442      6,909,447
                                                              ============================     =============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                           Preferred Stock              Common Stock               Treasury Stock
                                                     -------------------------------------------------------------------------------
                                                       Number                       Number         $0.01          Number      $0.01
                                                      of Shares       Amount       of Shares     Par Value      of Shares  Par Value
                                                     -------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997 ...................         27,000    $ 2,700,000     4,374,763   $     43,748       22,500   $  (2,250)

Issuance of common stock related to AMS merger            --             --       2,956,741         29,567         --          --
Conversion of note payable ....................           --             --          27,429            274         --          --
Exercise of stock options .....................           --             --          10,107            101         --          --
Net loss ......................................           --             --            --             --           --          --
                                                   ---------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998 ...................         27,000      2,700,000     7,369,040         73,690       22,500      (2,250)

Issuance of common stock related to Opus merger           --             --       6,178,978   $     61,790         --          --
Net loss ......................................
                                                   ---------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999 ........................         27,000    $ 2,700,000    13,548,018   $    135,480       22,500   $  (2,250)
                                                   =================================================================================


                                                      Additional                         Total
                                                        Paid-in      Accumulated     Stockholders'
                                                        Capital        Deficit         Equity
                                                    ----------------------------------------------

BALANCE, SEPTEMBER 30, 1997 ...................      $ 56,170,271   $(41,588,585)   $ 17,323,184

Issuance of common stock related to AMS merger          7,362,287           --         7,391,854
Conversion of note payable ....................            20,725           --            20,999
Exercise of stock options .....................             8,389           --             8,490
Net loss ......................................              --      (17,518,703)    (17,518,703)
                                                    --------------------------------------------

BALANCE, SEPTEMBER 30, 1998 ...................        63,561,672    (59,107,288)      7,225,824

Issuance of common stock related to Opus merger         1,217,183           --         1,278,973
Net loss ......................................                       (6,169,900)     (6,169,900)
                                                    --------------------------------------------

BALANCE, JUNE 30, 1999 ........................      $ 64,778,855   $(65,277,188)   $  2,334,897
                                                    ============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Nine Months Ended June 30,
                                                                                  1999                   1998
                                                                           ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                                 $ (6,169,900)        $(13,170,066)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Equity in net loss of unconsolidated subsidiary                                  -               67,358
        Gain on disposal of discontinued operations                             (1,100,000)                   -
        Gain on sale of imaging business                                           (12,670)             (61,468)
        Loss on sale of rehabilitation business                                  1,461,121                    -
        Loss on sale of aurora technology                                        2,096,057                    -
        Purchased research and development                                               -            7,097,566
        Depreciation and amortization                                              717,230              784,124
        Changes in assets and liabilities:
           Decrease in restricted cash                                                   -            1,744,967
           Accounts receivable, net                                                 70,672             (207,662)
           Inventories                                                              (2,780)            (459,799)
           Other current assets                                                     66,235             (348,904)
           Accounts payable and accrued expenses                                  (158,881)              (6,795)
                                                                              ------------         ------------
              Net cash used in operating activities                             (3,032,916)          (4,560,679)
                                                                              ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of imaging business                                         12,670               61,468
     Proceeds from sale of rehabilitation business                                 712,804                    -
     Proceeds for sale of aurora technology                                        952,367
     Proceeds from disposal of discontinued operations                           1,100,000                   -
     Cash used in AMS merger                                                             -             (128,406)
     Cash used in Opus merger                                                     (681,400)                   -
     Advances to unconsolidated subsidiaries                                             -             (479,673)
     Purchase of equipment, furniture and leasehold improvements                  (163,920)            (925,907)
                                                                              ------------         ------------
              Net cash provided by (used in) investing activities                1,932,521           (1,472,518)
                                                                              ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt                                      297,484            1,113,347
     Repayment of long-term debt and capital lease obligations                    (790,339)            (582,195)
                                                                              ------------         ------------
                   Net cash provided by (used in) financing activities            (492,855)             531,152
                                                                              ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,593,250)          (5,502,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,791,476            9,752,768
                                                                              ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    198,226         $  4,250,723
                                                                              ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                 $     44,115         $    128,285
                                                                              ============         ============

     Stock issuance commitments                                               $     94,853         $          -
                                                                              ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - THE COMPANY
--------------------

         Caprius, Inc. was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems and healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics through a merger (see below) and began manufacturing and selling medical diagnostic assays and kits. The Company continues to own and operate a comprehensive imaging center located in Lauderhill, Florida.

         The merger with Opus (the "Opus Merger") was accomplished through a merger between Opus and Caprius' newly-formed wholly-owned subsidiary Caprius Merger Sub Inc. ("Merger Sub"). Opus was recently formed to engage in the business of manufacturing and selling medical diagnostic assays and kits.
Upon the Opus Merger, the Opus stockholders received an aggregate of 6,178,978 shares of Caprius' common stock, par value $.01 per share.

         The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price paid by Opus consisted of $500,000 in cash, a secured promissory note (the "Note") in the principal amount of $588,000 payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the "Warrant"), exercisable after six months for a period of five years. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999.

         Opus produces and sells 14 diagnostic assays, controls and calibrators for therapeutic drug monitoring which are used on the Abbott TDx instrument. Pursuant to the Purchase Agreement, Opus acquired from Oxis the assets relating to its reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus for 15 months commencing July 1, 1999.

         On April 27, 1999, pursuant to an Asset Purchase Agreement between Caprius, Caprius Systems, Inc., a wholly owned subsidiary of Caprius ("Systems" and, together with Caprius, the "Sellers") and Pacific Republic Capital Corp. ("Pacific"), the Sellers sold their Aurora breast scanner technology ("Aurora Technology") related assets to Pacific for $854,490 in cash and the assumption by Pacific of certain obligations associated with the transferred assets. The assets and obligations transferred included all the shares of Caprius' wholly owned subsidiary, Caprius Imaging Corp., various patents relating to the Aurora technology and assets of Systems, including hospital equipment contracts and equipment leases. The equipment debt of which Caprius was relieved exceeded $1.1 million.

         In March 1999, the Company transferred its interest in its rehabilitation center to an unrelated company in exchange for $900,000, of which $850,000 was paid as of June 30, 1999. In addition, the acquiring group has assumed certain liabilities totaling approximately $400,000 and will be entitled to 10% of any financial recovery obtained from a pending lawsuit by the Company against the former owner of the center (See Item I of Part II of this Report). The transfer price of $900,000 was used in part to pay a balance of approximately $360,000 to the former owner of the center, which was the remaining amount due from the Company's acquisition of its interest in the center.

         In July 1998, the Company acquired the Strax Institute, a comprehensive breast imaging center, located in Lauderhill, Florida. The Strax Institute is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

         Effective November 10, 1997, the Company completed a merger with Advanced Mammography Systems, Inc. ("AMS") whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of Caprius, and became a wholly owned subsidiary of Caprius (the "AMS Merger"). AMS was formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system, and subsequently had issued securities reducing the Company's ownership interest therein.

NOTE 3 - PREFERRED STOCK - SERIES B
-----------------------------------

         On August 18, 1997, the Company entered into various agreements with General Electric Company ("GE") including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000.

         The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock. It has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is convertible into 1,597,930 shares of Common Stock, subject to customary anti-dilution provisions. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends would be paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

NOTE 4 - PATENT INFRINGEMENT SETTLEMENT
---------------------------------------

     In December 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting the Company's Aurora technology.

NOTE 5 - RELATED PARTY TRANSACTION
----------------------------------

         Upon the Opus Merger, four members of the Caprius Board of Directors (the "Board") resigned, the number of directors was decreased to six persons, and Messrs. George Aaron and Jonathan Joels, who were the sole stockholders of Opus, were elected members of the Caprius Board. The Board elected Mr. Aaron as President and Chief Executive Officer, Mr. Joels as Treasurer, Chief Financial Officer and Secretary, and Elliott Koppel as Vice President - Sales and Marketing. From 1992 to November 1997, Mr. Aaron had served on the Board of Caprius.

         Upon the Opus Merger, Caprius also entered into Severance Agreements with Jack Nelson ("Nelson") and Enrique Levy ("Levy"). Mr. Nelson's employment as the Chairman and Chief Executive Officer to Caprius was terminated, and he is serving as a consultant to Caprius for a period of one year. Pursuant to his agreement, Mr. Nelson received $45,000 in cash and will receive a $258,000 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein), and he will receive 125,000 shares of Caprius Common Stock plus accrued compensation.

         Mr. Levy's employment as President and Chief Operating Officer of Caprius was terminated and he is serving as a consultant to Caprius for a period of one year. Pursuant to his agreement, Mr. Levy received $43,000 in cash and will receive a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein), and he will receive 100,000 shares of Caprius Common Stock plus accrued compensation.

         All of the above amounts relating to the severance of Messrs. Nelson and Levy have been charged to compensation expense in the quarter ended June 30, 1999.

NOTE 6 - PRO FORMA INFORMATION
------------------------------

         The following unaudited pro forma financial information sets forth the results of the Company as if the sale of the MVA rehabilitation center, the sale of the Aurora breast scanning technology and the Merger with Opus had occurred as of October 1, 1998. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1998 or results that may occur in the future.


                                                       Nine Months Ended
                                                          June 30, 1999
                                                     ----------------------
                                                     (000's omitted, except
                                                        per share amount)

     Net revenues                                            $2,361
     Operating Expenses                                      $3,326
     Operating loss from continuing operations               $ (965)
     Loss from continuing operations                         $ (955)
     Loss per common share                                   $(0.07)














                     (This space intentionally left blank.)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


         Due to the AMS Merger, in November 1997, the sale of the Rehabilitation business in March 1999, the sale of the Company's Aurora Technology in April 1999, and the Opus Merger in June 1999, the results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1998.

         Net patient service revenue totaled $436,915 for the three months ended June 30, 1999 versus $963,441 for the three months ended June 30, 1998. Cost of service operations totaled $308,719 for the three months ended June 30, 1999 versus $999,143 for the three months ended June 30, 1998. These decreases are due to the sale of the Aurora Technology and the rehabilitation business partially offset by the additional net patient revenue and operating expenses for the Strax Center.

         Purchased research and development related to the portion of the AMS purchase price allocated to research and development projects in progress. Upon the sale of the Aurora Technology the Company substantially reduced its research and development activities. (See Note 2)

         Selling, general and administrative expenses totaled $1,331,377 for the three months ended June 30, 1999 versus $965,043 for the three months ended June 30, 1998. This increase reflects the settlement costs in the shareholder class action plus certain severance payment to Caprius' former officers offset by the reduction due to the sale of the Aurora Technology and the Company's efforts to streamline costs.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

         Due to the AMS Merger in November 1997, the sale of the Rehabilitation business in March 1999, the sale of the Company's Aurora Technology in April 1999, and the Opus Merger in June 1999, the results of operations for the nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1998.

         Net patient service revenue totaled $2,510,206 for the nine months ended June 30, 1999 versus $2,680,804 for the nine months ended June 30, 1998. Cost of service operations totaled $2,167,320 for the nine months ended June 30, 1999 versus $2,482,643 for the nine months ended June 30, 1998. These decreases are due to the sale of the Aurora Technology and the rehabilitation business partially offset by the additional net patient revenue and operating expenses for the Strax Center.

         Purchased research and development related to the portion of the AMS purchase price allocated to R&D projects in progress.

         Selling, general and administrative expenses totaled $3,343,364 for the nine months ended June 30, 1999 versus $3,782,899 for the nine months ended June 30, 1998. This decrease reflects the Company's efforts to streamline costs and the sale of the Aurora Technology.

         Equity in net loss of unconsolidated subsidiary reflects the Company's share of losses in AMS prior to the AMS Merger in November 1997.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company had available cash and cash equivalents of $198,226 at June 30, 1999. The Company intends to pursue efforts to identify additional funds through various funding options, including debt and equity offerings, which could be more difficult due to the Company's recent delisting from NASDAQ Small Cap System, commercial or other borrowings. However, there can be no assurance that any funding initiative would be successful and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened.

         The significant cash flows used for investing activities for the nine months ended June 30, 1999 consists primarily of $681,400 for the Opus Merger offset by the proceeds from the sales of the rehabilitation business and the Aurora Technology. Cash flows from financing activities include approximately $297,484 of proceeds from financing of medical equipment, offset by principal payments on equipment debt of $790,339. Cash used for operations amounted to approximately $1,593,250.

         Since February 1997, the Company has funded its operations principally through the cash obtained from the MDI merger, the settlementof a patent infringement and the sale of its rehabilitation and Aurora Technology businesses.

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













                      [This space intentionally left blank]

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On January 7, 1998, the Company and Jack Nelson, who was the Company's Chairman and Chief Executive Officer, were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and common law. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above.
On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it has reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius made a cash payment of $150,000 and will issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Consequently, on April 27, 1999, the additional payment was made and the additional shares will be issued. For the quarter ended June 30, 1999, the Company reported $175,795 as total settlement costs, which included $50,798 for the market value of the shares to be issued.

         On October 19, 1998, the Company filed a complaint in the Middlesex Superior Court against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and seeks damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies under default of the Note. The ruling on the injunction was denied. Consequently, the final Note payment of $347,000 was paid as part of the sale of the MVA. Dr. Shebar instituted a counterclaim seeking damages under a terminated employment agreement. The parties are currently in settlement discussions, the amount of which is not expected to be material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) The Company issued 6,178,978 shares of Common Stock and a warrant to purchase 617,897 shares of Common Stock upon the Opus Merger. These issuances were claimed exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits

         27       Financial Data Schedule

     (b) Reports of Form 8-K

     Date of Report
     --------------

        4/27/99 Item 2. Asset Purchase Agreement between Caprius Inc., Caprius Systems Inc., and Pacific Republic Capital Corp. for the sale of Caprius' Aurora breast scanner technology related assets.
        4/27/99 Item 5. Press Release, dated April 28, 1999 issued by Caprius Inc. announcing the sale of its Aurora breast scanner technology related assets to Pacific Republic Capital Corp. 5/25/99 Item 7. Amendment of Item 7 of
                    Form 8-K of Caprius, Inc., as filed on March 11, 1999 and April 27, 1999 6/28/99 Item 2. Acquisition by Caprius of Opus Diagnostics, Inc. through a Merger between Opus and Caprius' newly-formed wholly-owned subsidiary, Caprius Merger Sub Inc. Asset Purchase Agreement between Opus and Oxis Health Products Inc.
        5/25/99     Item 7. Amendment of Item 7 of Form 8-K of Caprius, Inc.,
                    as filed on March 11, 1999 and April 27, 1999.
        6/28/99     Item 2. Acquisition by Caprius of Opus Diagnostics, Inc.
                    through a Merger between Opus and Caprius' newly-formed wholly-owned subsidiary, Caprius Merger Sub Inc. Asset Purchase Agreement between Opus and Oxis Health Products Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Caprius, Inc.
                                        -------------
                                        (Registrant)


Date:August 19, 1999                    /s/  George Aaron
                                        -----------------------------------
                                        George Aaron
                                        President & Chief Executive Officer

Date:August 19, 1999                    /s/  Steven J. James
                                        -----------------------------------
                                        Steven J. James
                                        Controller
                                        Chief Accounting Officer