Form 10KSB
period 1999-09-30
CAPRIUS INC
filed 2000-01-20
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark one)

            X     Annual Report Pursuant to Section 13 or 15 (d) of the
          -----   Securities  Exchange  Act of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                  Transition Report Pursuant to Section 13 or 15 (d) of the
          -----   of the Securities
                  Exchange Act of 1934

                         Commission File Number: 0-11914
                                  CAPRIUS, INC.
                 (Name of Small Business Issuer in its charter)

             DELAWARE                                  22-2457487
             --------                                  ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                      ONE PARKER PLAZA, FORT LEE, NJ 07024
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (201) 592-8838
                                               --------------

     Securities to be registered under Section 12 (b) of the Exchange Act:
                                      None

      Securities to be registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $ .01 per Share
                     Warrants for purchase of Common Stock
                     -------------------------------------
                                (Title of Class)

     Check  whether the issuer (1) filed all reports  required to be filed under
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                       ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Revenues for the fiscal year ended September 30, 1999: $3,274,191

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 15, 1999: $ 631,566

     The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on December 15, 1999: 13,525,517 shares

--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None
           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES     NO X
                                                              ---   ---

                                      INDEX

                                                                        Page No.

PART I
Item 1.   Business                                                         3
Item 2.   Properties                                                       6
Item 3.   Legal Proceedings                                                6
Item 4.   Submission of Matters to a Vote of Securities Holders            7


PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              7
Item 6.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                             8
Item 7.   Financial Statements                                            11
Item 8.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        12

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act.             12
Item 10.  Executive Compensation                                          15
Item 11.  Security Ownership of Certain Beneficial Owners and Management  18
Item 12.  Certain Relationships and Related Transactions                  19


PART IV
Item 13.  Exhibits and Reports on Form 8-K                                20



SIGNATURES

                                     PART I
                                     ------

ITEM I.  DESCRIPTION OF BUSINESS

GENERAL

     Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays. The Company continues to own and operate a comprehensive imaging center located in Lauderhill, Florida.

     Upon the merger (the "Opus Merger") between Opus and Caprius' newly-formed wholly-owned subsidiary Caprius Merger Sub Inc., the Opus stockholders received an aggregate of 6,178,977 shares of Caprius Common Stock, par value $.01 per share, which constituted approximately 45.6% of the outstanding shares after the Merger.

     The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the "Warrant"), exercisable after six months for a period of five years. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius Common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999. As of December 8, 1999, the principal sum due under the Oxis Note was paid in full and under an Amended and Restated Warrant, a warrant for 617,898 shares of Caprius Common Stock was issued, exercisable at $.0875 per share in replacement of the Warrant.

     George Aaron and Jonathan Joels formed Opus in 1999 for the purpose of effecting the Opus Merger and the Oxis Purchase Agreement.

     Opus produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used ON THE ABBOTT TDX(R) AND TDXFLX(R) instruments. Pursuant to the Oxis Purchase Agreement, Opus acquired the assets relating to the Oxis reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus through September 30, 2000.

     On April 27, 1999, pursuant to an Asset Purchase Agreement among Caprius, Caprius Systems, Inc., a wholly owned subsidiary of Caprius ("Systems" and, together with Caprius, the "Sellers") and Pacific Republic Capital Corp. ("Pacific"), the Sellers consummated the sale of their Aurora breast scanner technology ("Aurora Technology") and related assets to Pacific for $854,490 in cash and the assumption by Pacific of certain obligations associated with the transferred assets. The assets and obligations transferred included all the shares of Caprius' wholly owned subsidiary, Caprius Imaging Corp., various patents relating to the Aurora technology and assets of Systems, including hospital equipment contracts and equipment leases. Caprius was relieved of an equipment debt that exceeded $1.1 million.

     In March 1999, the Company transferred its interest in its rehabilitation center to an unrelated limited liability company in exchange for $900,000, of which $850,000 was paid as of September 30, 1999. In addition, the acquiring group assumed certain liabilities totaling approximately $400,000. The transfer price of $900,000 was used in part to pay a balance of approximately $372,000 to the former owner of the center, which was the remaining amount due from the Company's acquisition of its interest in the center.

     In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

     In August 1997, the Company and General Electric Company ("GE") entered into a Purchase Agreement (the "GE Purchase Agreement") whereby GE purchased all inventory, equipment and other assets, and assumed liabilities relating to the Company's high field MRI systems and InstaScan business, in exchange for $2,432,580 in cash and the purchase by GE of $2.7 million stated value of a newly issued class of Series B Convertible Redeemable Preferred Stock. The Company and GE entered into a Settlement and Release Agreement terminating and releasing their prior obligations to each other.

     Effective November 10, 1997, the Company completed a merger (the "AMS Merger") with Advanced Mammography Systems, Inc. ("AMS"), whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of the Company became a wholly owned subsidiary. Upon the AMS Merger, the Company changed its name to Caprius, Inc. AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system and at the time of the AMS Merger, the Company owned approximately 14% of the outstanding AMS stock.

THERAPEUTIC DRUG MONITORING BUSINESS

     Opus sells a comprehensive  line of assays for therapeutic  drug monitoring
(TDM). The line of products includes two tests that are exclusive to the Company; one to monitor Topiramate, a drug developed by Johnson & Johnson, and the other Teicoplanin, developed by Hoechst Marion Dow.

     Opus competes with a variety of companies, many of which are considerably larger than Opus in the area of therapeutic drug monitoring. Among its competitors are Abbott Laboratories, Roche Diagnostics, Inc. and Sigma, Inc. Opus attempts to compete in its pricing of its kits. Both the Topirimate and Teicoplanin kits do not experience competition as the Company enjoys exclusivity on each.

     ACCORDING TO THE MEDICAL & HEALTHCARE MARKETPLACE (11TH Edition) the therapeutic drug monitoring market is $417M. Opus market penetration is less than 1%.

     The Company determined that in order to remain cost efficient and to optimize the return on the use of its assets, it will contract its Research & Development to third parties. This strategy of using outside contractors extends also to manufacturing. Since there are numerous companies in the business of OEM manufacturing, it is the Company's intention to utilize this capacity for the manufacture of its products. This will eliminate the need to invest capital and will also permit the Company to maintain a low head count. Currently, all of the Company's manufacturing services have been contracted to Oxis International under a manufacturing contract which expires on September 30, 2000. The Company does not intend, at this stage, to manufacture its goods in house unless volume or other considerations would make it necessary to do so.

     In anticipation of new products that would require 510 K FDA regulatory approval, the Company consults with a law firm specializing in health care regulatory affairs.

     The Company intends to expand its product portfolio and, where appropriate, to patent any intellectual properties, as it has in the past. The products of the Company are sold under the trademark INNOFLUOR(R), which was acquired from Oxis.

     Opus markets the INNOFLUOR(R) products domestically through distributors and directly to accounts. In the international market, Opus distributes its products through distributors in 15 countries. There is an ongoing program to expand the distribution channels of the Company, with special emphasis on the international market. There are two accounts that together comprise approximately 25% of the Company's total sales. Approximately 65% of the sales are international. All sales, including international, are invoiced in U.S. dollars.

THE STRAX INSTITUTE BUSINESS

     Strax was founded in 1979 to provide comprehensive breast care for patients. It specializes in comprehensive breast care utilizing several imaging modalities and a high level of hands-on patient care. Strax performs all imaging and diagnostic services in-house, including x-ray mammography, ultrasound, stereotactic biopsies, and performs all patient screening, scheduling, billing and collections, managed care contracts, transcription, medical records and accounting and bookkeeping.

     The healthcare market in which The Strax Institute operates is beneficial for the services offered. It has a high percentage of elderly female patients, many of whom are repeat patients, and provides services in an area with a growing population base.

     The opportunities available to increase volume and profitability at Strax are designed around programs and initiatives to expand patient volume and particularly to increase the revenues obtained per patient. The Strax Institute performs all imaging and diagnostic services in-house, including x-ray mammography, ultrasound, stereotactic biopsies, and bone densitometer. In November 1998, a new ultrasound unit equipped with color doppler was purchased. This unit allows the Strax Institute to offer "stroke prevention" imaging and bundle this procedure together with the annual mammogram and bone densitometry tests directed to the same patient.

EMPLOYEES

     As of December 15, 1999, the Company's breast imaging business had a staff of 18 full-time employees, including 1 physician and 1 senior manager, and also 4 part-time employees.

     As of December 15, 1999, the diagnostic business had 6 full-time employees, including 3 senior managers.

     None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     The Company leases 1,545 square feet of office space in Fort Lee, New Jersey for sales and administrative personnel pursuant to a lease that expired on November 30 1999, at a base monthly rental of approximately $3,733. The lease is being extended on a month to month basis while the Company is negotiating for a new lease at the same location for approximately 2,700 square feet.

     The Company leases 8,400 square feet for its comprehensive breast-imaging center in Lauderhill, Florida, pursuant to a lease with current monthly base rental payment of $ 9,527. The lease expires on January 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     On January 7, 1998, the Company and Jack Nelson, the Company's former Chairman and Chief Executive Officer, were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint claimed alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and common law fraud. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a class action complaint by Robert Curry naming them as defendants in connection with a second action brought in the United States District Court for the District of Massachusetts. The complaint in the second class action alleged the same purported class and contained similar allegations and claims as the first class action. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it had reached a preliminary settlement in the shareholder class actions. Under the terms of the settlement, Caprius made a cash payment of $150,000 and agreed to issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Consequently, on April 27, 1999, the additional payment was made and the additional shares will be issued. For the year ended September 30, 1999, the Company reported $207,323 as total settlement costs, which included $82,323 for the market value of the shares to be issued.

     On October 19, 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleged breach of contract and certain misrepresentations and sought damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin him against any remedies upon default of the Note. The injunction was denied. Consequently, the final Note payment of approximately $372,000 was paid as part of the sale of the MVA. A Settlement Agreement between the Company and Eric T. Shebar, M.D. was entered into on December 27, 1999, wherein the Company paid $60,000 immediately with a further $20,000 to be paid over the next two years. Upon the initial payment, the Company was released from all claims and actions relating to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market, the Common Stock has traded on the OTC Bulletin Board under the symbol CAPR. From November 10, 1997, upon the Merger with AMS, until the close of business on June 7, 1999, the Common Stock traded on the NASDAQ Small Cap Market under the symbol "CAPR". Trading in the Warrants (NASDAQ: CAPRW) commenced on August 31, 1995, after the closing of the merger with Medical Diagnostics, Inc. Prior to the AMS Merger, the Warrants traded under the symbol "ANMRW". The Warrants are now listed on the OTC Bulletin Board under the symbol CAPRW.

     The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the NASDAQ Small Cap Market and OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. There is no quoted public market for the trading of the Company's Warrants.

           Common Stock                     High              Low

           1999

                    Fourth Quarter      $  0.3125          $0.1250
                    Third Quarter          2.0000           0.1250
                    Second Quarter         0.4375           0.0625
                    First Quarter          1.0625           0.2500

           1998

                    Fourth Quarter         1.729            1.063
                    Third Quarter          1.542            1.042
                    Second Quarter         1.709            0.896
                    First Quarter          2.380            1.272

     The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

     On September 30, 1999, there were approximately 571 holders of record of the Common Stock of the Company. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock. On September 30, 1999, there were 13,525,517 shares outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 1999 and 1998.

GENERAL

     Due to significant changes in the nature of operations of the Company during the past two years, comparisons of results of operations between years may not be meaningful.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     Net patient service revenue totaled $2,883,000 for the year ended September 30, 1999 versus $3,764,000 for the year ended September 30, 1998. Cost of service operations totaled $2,080,000 for the year ended September 30, 1999 versus $ 3,616,000 for the year ended September 30, 1998. The decreases from 1998 to 1999 are due to the sale of the Aurora Technology and the rehabilitation business, partially offset by the additional net patient revenues and operating expenses for the Strax Institute.

     Included in revenues for the year ended September 30, 1999 are $391,000 of sales revenues for Opus' therapeutic drug monitoring assays for the period commencing July 1, 1999. The cost of goods for the Opus business for this period was $107,000, and is included in cost of operation.

     Upon the Opus Merger, Caprius also entered into Severance Agreements with Jack Nelson and Enrique Levy. Mr. Nelson's employment as the Chairman and Chief Executive Officer to Caprius was terminated, and he currently serves as a consultant to Caprius for a period of one year. Pursuant to the Agreement, Mr. Nelson received $46,000 in cash and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein), and he will get 125,000 shares of Caprius Common Stock in 2000. As of December 28, 1999, the severance payment was converted into a Secured Promissory Note repayable on October 1, 2000, subject to prepayment (see
Item 10).

     Mr. Levy's employment as President and Chief Operating Officer of Caprius was terminated and he is serving as a consultant to Caprius for a period of one year. Pursuant to the agreement, Mr. Levy received $44,000 in cash and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein), and he will get 100,000 shares of Caprius Common Stock in 2000. As of December 28, 1999, the severance payment was converted into a Secured Promissory Note repayable on October 1, 2000, subject to prepayment (see Item 10).

     Selling, general and administrative expenses totaled $4,482,000 for the year ended September 30, 1999 versus $5,166,000 for the year ended September 30, 1998. This decrease reflects the sale of Aurora Technology and the rehabilitation business as well as a shift in business focus to the Opus Diagnostics product line of therapeutic drug monitoring assays (TDM).

     Loss on sale of the rehabilitation business of $1,461,000 reflects the accounting for the disposition of the rehabilitation center to Medical Diagnostics and Rehabilitation, LLC.

     Loss on the sale of the Aurora Technology of $2,096,000 reflects the loss on the sale to Pacific Republic Capital Corp.

     In fiscal 1998, research and development reflects the change in the Company's accounting treatment of AMS from equity to consolidation accounting. Purchased research and development reflects the portion of the AMS purchase price allocated to research and development projects in process.

     Write down of intangibles in 1998, in the amount of $1,900,000, reflects the reduction in goodwill related to the Company's Rehabilitation Services business based on a review of undiscounted future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had available cash and cash equivalents of $116,068 at September 30, 1999. The Company intends to utilize the funds for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits. The Company also intends to pursue efforts to identify additional funds through various funding options, including bridge loans, banking facilities and equity offerings. The ability to secure commercial or other borrowings could be more difficult due to the Company's delisting from NASDAQ. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 1999 financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

     The significant cash flows used in investing activities for the year ended September 30, 1999 consists primarily of $523,000 for the Opus Merger offset by the proceeds from the sale of the rehabilitation business and the Aurora Technology. Cash flows from financing activities include approximately $140,000 of proceeds from financing of long-term debt offset by principal payments on long-term debt and equipment debt of $839,000. Cash used in operations amounted to approximately $3,257,000.

     During the year ended September 30, 1999, the Company has funded its operations principally through the cash obtained from the sale of the Aurora technology business. Since the fiscal year end, the Company completed a short-term bridge loan of $600,000 through the issuance of loan notes due on February 29, 2000 and warrants which was used principally to pay the Oxis Note, retained an investment banker to assist the Company in raising further funds, has concluded agreements with Messrs. Nelson and Levy to extend the payment date for their severance payments through the issuance of notes to them, and is reviewing the possible disposition of The Strax Institute.

INFLATION

     To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through product sales volume of the diagnostic kit business.

YEAR 2000 SYSTEMS

     The Company had undertaken a review concerning the ability of its internal information systems to handle date information and to function appropriately from and after January 1, 2000. The total cost to address any changes required as a result of the so-called "Year 2000 Problem" will not be material. In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and to date there have not been any problems.

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in new product development, lack of market acceptance of new technology based products, changes in governmental regulations, and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

          Independent Auditor's Report

          Consolidated Balance Sheets at September 30, 1999 and 1998

          Consolidated Statements of Operations for the years ended September 30, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for years ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended September 30, 1999 and 1998

          Notes to Consolidated Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 1, 1998 the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). This merger resulted in RAE no longer having an office in the Boston area. The Company concluded that it would be appropriate to select a new accounting firm. At a meeting of the Audit Committee of the Company on June 3, 1998, it was approved that the Company would retain BDO to serve as its independent auditors, effective immediately. During the Company's two most recent fiscal years and through June 3, 1998, there had not been any disagreements between the Company and RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the audited financial statements for the two years prior to the termination of its services.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

     As of December 15, 1999, the directors and executive officers of the Company were:

NAME                           AGE          POSITION
----                           ---          --------

George Aaron                   47           Chairman of the Board,
                                            President & Chief Executive Officer


Jonathan Joels                 43           Chief Financial Officer, Treasurer,
                                            Secretary & Director

Elliott Koppel                 55           VP Sales & Marketing

Enrique Levy                   61           Director

Jack Nelson                    48           Director

Robert Spira, MD (1) (2)       50           Director

Sol Triebwasser, Ph.D. (1)(2)  77           Director

--------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation/Option Committee

     The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:

     GEORGE AARON. Mr. Aaron has been Chairman of the Board,  President & CEO of
     ------------
Caprius since June 1999. He also served as a Director on the Board of the Company from 1992 until 1996. From 1992 to 1998, Mr. Aaron was a co-founder and CEO of Portman Pharmaceuticals, Inc. which was engaged in therapeutic drug development and in 1994 he co-founded CBD Technologies, Inc. of which he remains a Director. From 1983 to 1988, Mr. Aaron was the founder and CEO of Technogenetics Inc. (a diagnostic company). Prior to 1983, Mr. Aaron was founder and partner in the Portman Group, Inc. and headed International Business Development at Schering Plough. Mr. Aaron also serves on the Board of Peptor Limited, the acquirer of Portman Pharmaceuticals, Inc. Mr. Aaron is a graduate of the University of Maryland.

     JONATHAN JOELS. Mr. Joels has been CFO, Treasurer, Secretary and a director
     --------------
of Caprius since June 1999. From 1992 to 1998, Mr. Joels was a co-founder and CFO of Portman Pharmaceuticals, Inc. and in 1994 he co-founded CBD Technologies, Inc. Mr. Joels' previous experience included a Partnership in Portman Group, Inc., CFO of London & Leeds Corp. and Chartered Accountant positions with both Ernst & Young and Hacker Young between 1977 and 1981. Mr. Joels qualified and was admitted as a Chartered Accountant to the Institute of Chartered Accountants in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London.

     ELLIOTT  KOPPEL.  Mr.  Koppel has been VP of Marketing and Sales since June
     ---------------
1999. From 1996 to 1999, he served as CEO of ELK Enterprises, a consulting and advertising company for the Medical Device industry. From1993 to1996, he was VP Sales and Marketing for Clark Laboratories Inc. From 1992 to1993 Mr. Koppel was Director of the Immunology Business Unit at Schiapparelli BioSystems. From1990 to1992 he was VP of Sales and Marketing at Enzo BioChem. From1986 to 1990, Mr. Koppel was VP of Clinical Sciences Inc. Between 1974 and 1986 he held the positions of Sales Representative, Regional Manager, and International Marketing Manager at Warner Lambert Diagnostics. Prior to 1974 Mr. Koppel was Sales Representative and Product Manager with Ortho Diagnostics. Mr. Koppel has a BS in Commerce from Rider University

     ENRIQUE  LEVY.  Mr. Levy has been a  consultant  to the Company  since June
     -------------
1999, having served as President and Chief Operating Officer of Caprius from October 1995 to June 1999, and he has been a Director of the Company since August 31, 1995. From May 1994 to October 1995 he was Manager/Manufacturing at Xerox Graphic Systems, Harrison, New York, a venture of Xerox Corporation. From April 1989 to May 1994, he was Executive Vice President of Worldwide Process Technologies, Allendale, New Jersey, a manufacturer of process systems and equipment for the web handling and film and paper coating industries. Prior to 1989, he was President and Chief Executive Officer of Polychrome Corporation, an international manufacturer of supplies to the graphic arts and printing industry. He holds a BS in Chemical Engineering from the Louisiana State University.

     JACK NELSON.  Mr.  Nelson has been a consultant  to the Company  since June
     -----------
1999, having served as Caprius' Chairman of the Board and CEO since June 1991 and Treasurer since November 1990. He has been a Director of the Company since September 1990. From 1976 through 1993, Mr. Nelson had been engaged in the private practice of law as senior partner with the law firm of Zaslowsky, Marx & Nelson in New York, New York. Mr. Nelson serves on the Board of Directors of Advanced Machine Vision, Inc., a publicly traded company (NASDAQ: AMVC). Mr. Nelson holds a BA degree from Yeshiva University and JD degree from Hofstra University School of Law.

     ROBERT SPIRA, M.D.,  F.A.C.P.  Dr. Spira has been a director of the Company
     ----------------------------
since September 1990 and Vice Chairman from February 1994 to June 28, 1999. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of both the New Jersey Society for Gastrointestinal Endoscopy and the New Jersey Society of Gastroenterology.

     SOL TRIEBWASSER,  PH.D. Dr.  Triebwasser has been a director of the Company
     ----------------------
since July 1984. Until 1996, Dr. Triebwasser was Director of Technical Journals and Professional Relations for IBM Corporation in Yorktown Heights New York and currently a Research Staff member emeritus. Since receiving his Ph.D. in physics from Columbia in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

     Mr. Aaron and Mr. Joels are brothers-in-law.

     The Board of Directors met, either in person or telephonically, nine times in fiscal 1999. Each of the directors attended or participated in 75% or more of the meetings.

     The  Board  of  Directors  has  standing   Audit  and   Compensation/Option
Committees.

     The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met twice during fiscal 1999.

     The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The Compensation/Option Committee met twice during fiscal 1999.

COMPLIANCE WITH SECTION 16 (A)
------------------------------

     Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 1999, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 1999.


                            ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                            -------------------                      ----------------------

                                                  AWARDS                        PAYOUTS
                                                  ------                        -------

                                                                                Securities
Name and                                            Other         Restricted    Underlying
Prinicpal                                           Annual          Stock        Options       LTIP        All Other
POSITION       YEAR          Salary      Bonus    Compensation     Award(s)       SARs       Payouts     Compensation
                              ($)         ($)          ($)            ($)         ($)          (#)              ($)

George         1999(1)         -0-         -0-          -0-           -0-           -0-        -0-           -0-(3)
Aaron
President/CEO


Jack Nelson    1999(2)(5)    193,875       -0-    39,263(6)           -0-           -0-        -0-        16,200(3)
               1998          258,500   158,000          -0-           -0-       125,000        -0-        16,200(3)
               1997          247,201       -0-          -0-           -0-           -0-        -0-
                                                                                                          16,200(3)


Enrique Levy   1999(4)(5)    185,625       -0-    39,340(6)           -0-           -0-        -0-         8,400(3)
               1998          247,500   125,000          -0-           -0-       100,000        -0-
               1997          242,740       -0-          -0-           -0-           -0-        -0-         8,400(3)
                                                                                                           8,400(3)


(1) Mr. Aaron was appointed by the Board effective June 28, 1999 as President and CEO. Mr. Aaron has agreed that the salary of $41,206 for the period be accrued and will be paid in 2000.
(2) Mr. Nelson was a full-time employee beginning January 1, 1994, and was Chairman and CEO until June 28, 1999 when he became a consultant.
(3) Paid to Messrs. Aaron, Nelson and Levy for the purpose of reimbursing each of them for transportation and other expenses. Expenses due to Mr. Aaron in the amount of $3,000 have been accrued for the period and will be paid in 2000.
(4)  Mr. Levy was  President  and COO  beginning  October 1, 1995 until June 28,
     1999.
(5) The Company had committed to issue Common Stock to Mr. Nelson and Mr. Levy in the amount of 125,000 and 100,000 shares respectively, and termination payments of $258,500 and $247,500 respectively pursuant to their Termination Agreement, see Part II/Item 6.
(6)  Paid to Messrs. Nelson and Levy for vacation (based on salary rate).

     The Company had an employment agreement with Jack Nelson (the "Nelson Employment Agreement"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer. The Agreement was originally entered into on December 20, 1995, whereby Mr. Nelson was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Nelson became employed full-time by the Company. The Nelson Employment Agreement included an aggregate base salary of $258,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Opus Merger, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Nelson terminating the Nelson Employment Agreement, terminating all options and he ceased serving as the Chairman and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Nelson is serving as a consultant to Caprius for a period of one year. Mr. Nelson received $45,734 in cash as payment of deferred compensation, will get 125,000 shares of Caprius Common Stock in 2000, and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, the severance obligation was converted into a Note repayable on October 1, 2000 subject to mandatory prepayment from the proceeds of the sale of The Strax Institute, and if not prepared by March 1, 2000, becomes secured by the assets of The Strax Institute. Any prepayments on the Note to Mr. Levy would be proposed with prepayments on the Note to Mr. Nelson.

     The Company had an employment agreement with Enrique Levy (the "Levy Employment Agreement") employing him as President and Chief Operating Officer. The Levy Employment Agreement included an aggregate base salary of $247,500 with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Merger with Opus, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Levy terminating the Levy Employment Agreement, terminating all options and he ceased serving as the President and Chief Operating Officer. Pursuant to the Severance Agreement, Mr. Levy is serving as a consultant to Caprius for a period of one year. Mr. Levy received $43,789 in cash as payment of deferred compensation, will get 100,000 shares of Caprius Common Stock in 2000 and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, the severance obligation was converted into a Note repayable on October 1, 2000 subject to mandatory prepayment from the proceeds of the sale of The Strax Institute, and if not prepared by March 1, 2000, becomes secured by the assets of The Strax
Institute. Any prepayments on the Note to Mr. Levy would be proposed with prepayments on the Note to Mr. Nelson.

     The Company does not have Employment Agreements for Messrs. Aaron, Joels and Koppel.

     The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                 Potential Realized
                                                                                  Value at Assumed       Alternative
                                                                                Annual Rates of Stock    to (f) and
                                      Individual                                Price Appreciation for   (g) Grant
                                        Grants                                      Option Term          Date Value

          (a)                (b)         (c)          (d)            (e)           (f)        (g)          (h)
                                         % of
                          Number of     Total
                         Securities    Options/     Exercise                                              Grant
                         Underlying      SARS       on Base       Expiration                              Date
          Name            Options/    Granted to     Price           Date        5% ($)     10% ($)      Present
                            SARs      mployee(s)     ($/Sh)                                              Value $
                         Granted (#)  in Fiscal
                                         Year

--------------------------------------------------------------------------------------------------------------------

         George Aaron        -0-          -0-         -0-            -0-          -0-          -0-         -0-

         Jack Nelson         -0-          -0-         -0-            -0-          -0-          -0-         -0-

         Enrique Levy        -0-          -0-         -0-            -0-          -0-          -0-         -0-

--------------------------------------------------------------------------------------------------------------------



                          FISCAL YEAR END OPTION VALUE

                    NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                   UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                  OPTIONS AT SEPT. 30, 1999                  AT SEPT. 30, 1999
NAME              EXERCISABLE/UNEXERCISABLE                   EXERCISABLE ($)
----              -------------------------                   ---------------

George Aaron              18,500/0                                 $-0-

Jack Nelson                  -0-                                   $-0-

Enrique Levy                 -0-                                   $-0-

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company are not paid any fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. Although non-employee Directors do not receive Board fees, they are entitled to Options to purchase shares of the Company's Common Stock. Each person that becomes a member of the Board is granted Options to purchase 15,000 shares of the Common Stock. Thereafter, a Director is granted Options to purchase 10,000 shares annually if that person has been a Director of the Company for more than six months. Pursuant to the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan"), which was amended in December 1997, the number of shares available under the 1993 Directors Plan has been increased to 200,000 shares. At September 30, 1999, options to purchase an aggregate of 54,000 shares of Common Stock at exercise prices ranging from $2.925 to $5.00 were outstanding under the 1993 Directors Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation/Option Committee are Robert Spira, M.D., F.A.C.P., and Sol Triebwasser, Ph.D., none of whom is an executive officer or employee of the company or its subsidiaries. The Compensation Committee met during Fiscal 1999 to review executive compensation and obtained approval from the Board of Directors for changes to executive compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 15, 1999, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:



                                                           Amount and Nature    Percentage of
Name of                      Position with                 of Beneficial        Common
Beneficial Owner             Company                       Ownership (1)        Stock
----------------------------------------------------------------------------------------------

George Aaron                 Chairman of the               3,108,689 (2)        22.9%
                             Board; Chief Executive
                             Officer;
                             President

Jonathan Joels               Director; Chief               3,089,489            22.8%
                             Financial Officer;
                             Treasurer;
                             Secretary




Elliott Koppel               VP Sales & Marketing                -0-                *

Jack Nelson                  Director                        157,500 (3)         1.2%

Enrique Levy                 Director                        112,000 (4)            *

Robert Spira, M.D.           Director                         14,000 (5)            *

Sol Triebwasser, Ph.D.       Director                         17,000 (6)            *

All Directors and Executive

Officers as a group          %
(7 persons)                  (1)(2)(3)(4)(5)(6)            6,498,678             47.1




---------------
*    Less than one percent (1%).

(1) All shares of Caprius Common Stock are beneficially owned, and the sole voting and investment power is held by the persons named, except as set forth in the notes below. A person is deemed to be the beneficial owner of shares that can be acquired within 60 days of the date of this table upon exercise of options or warrants.

(2) Includes 18,500 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 1,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

(3) Includes 125,000 shares to be issued in 2000 pursuant to Severance Agreement. Excludes 30,200 shares owned by Mr. Nelson's wife and children, as to which shares he disclaims beneficial ownership.

(4)  Includes  100,000  shares  to be  issued  in  2000  pursuant  to  Severance
     Agreement.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 regarding conversion of severance payment obligations of the Company to Messrs. Nelson and Levy into Securred Promissory Notes.

                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits, including those incorporated by reference.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

2.1 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, Medial Diagnostics, Inc. ("MDI"), MDI Acquisition Corporation and US Diagnostic Inc. (incorporated by reference to Exhibit 1 to Registrant's Form 8-K filed January 23, 1997).

2.2 Agreement and Plan of Merger, dated as of June 23, 1997, among Registrant, ANMR/AMS Merger Corp. and Advanced Mammography Systems, Inc. ("AMS") (incorporated by reference to Annex A to the Joint Proxy Statement Prospectus that formed part of Registrant's Registration Statement of Form S-4 filed on October 9, 1997 ("Registrant's Form S-4")).

2.3 Agreement and Plan of Merger dated as of June 28, 1999 among Registrant, Caprius Merger Sub, Opus Diagnostics Inc. ("Opus"), George Aaron and Jonathan Joels (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K, filed July 1, 1999 (the "July 1000 Form 8-K")).

3.1 Certificate of Incorporation of Registrant. (incorporated by reference to Exhibit 3 filed with Registrant's Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 2084785 ("Registrant's Form S-2")).

3.2 Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant's Form S-4).

3.3 Amendment to Certificate of Incorporation of Registrant, filed August 31, 1995, (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K for an event of August 31, 1995 (the "August 1995 Form 8-K")).

3.4 Amendment to Certificate of Incorporation of Registrant, filed September 21, 1995 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the nine months ended September 30, 1995 (the "ANMR 1995 Form10-K")).

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

4.3.2 Form of Supplemental Agreement relating to Registrant's assumption of MDI's Obligations under the Warrant Agreement between MDI and Jacob by reference to Exhibit 4.3.2 to Registrant's Form S-4).

4.4 Form of Warrant Certificate, dated as of March 6, 1994, issued to Dominick & Dominick Incorporated (incorporated by reference to Exhibit 4.4 to Registrant's Form S-4).

4.5 Certificate of Designation of Series A Preferred Stock of the Registrant (incorporated by reference to the Registrant's Form 8-K, filed on March 31, 1996.

4.6 Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Registrant's Form 8-K, filed September 2, 1997).

4.7 Warrant issued to Oxis Health Products, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's July 1999 Form 8-K).

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

10.4.1 Registration Rights Agreement, dated August 18, 1997, between the Registrant and General Electric Company ("GE") (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.2 Stockholders Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.3 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2,
                  1997).

10.4.4            License   Agreement,   dated  August  18,  1997,  between  the
                  Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.5.1 Employment Agreement between Registrant and Jack Nelson dated as of December 6, 1993 (incorporated by reference to Exhibit
                  10.5 filed with the ANMR 1994 Form 10-K).

10.5.2            Severance and  Consulting  Agreement  between  Registrant  and
                  Nelson (incorporated by reference to Exhibit 10.4 to the Registrant's July 1999 Form 8-K).

10.6.1 Employment Agreement among Registrant, Advanced Mammography Systems, Inc. ("AMS") and Enrique Levy dated September 17, 1995 (incorporated by reference to Exhibit 10.6 to Registrants ANMR September 1995 Form 10K)

10.6.2 Severance and Consulting Agreement between Registrant and Levy (incorporated by reference to Exhibit 10.5 to the Registrant's July 1999 Form 8-K).

10.7 Lease Agreement between Registrant and John T. Spinelli, dated May 5, 1991 (incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.8 Key Employment Agreement between MVA Rehabilitation Associates and Eric T. Shebar, M.D. dated as of January 31, 1995 (incorporated by reference to Exhibit 10(b) to MDI's Form 8-K filed on February 15, 1995 (File No. 0-19736)).

10.9              Amended  and  Restated   Agreement  of   Partnership   of  MVA
                  Rehabilitation   Associates   (incorporated  by  reference  to
                  Exhibit 10(a) to MDI's Form 8-K filed on February 15, 1995).

10.10 Form of Regulation S Securities Subscription Agreement relating to the Company's Series A Preferred Stock (incorporated by reference to the Registrant's Form 8-K, dated March 31, 1996).

10.11 Interest Transfer Agreement by and among Middlesex MRI Center Inc. ("Middlesex") and MDI Rehab Inc. and Medical Diagnostics and Rehabilitation, LLC ("MDR") the sole general partners of MVA Rehabilitation Associates ("MVA") for the transfer of Middlesex and MDR's partnership interests in MVA.(incorporated by Reference to Exhibit 2.1 to Registrant's Form 8-K dated March 11, 1999).

10.12 Asset Purchase Agreement between Registrant and Pacific Republic Capital Corp. for the sale of Aurora breast scanner technology related assets (incorporated by reference to
                  Exhibit  2.1 to the  Registrant's  Form 8-K  dated  April  27,
                  1999).

10.13.1 Asset Purchase Agreement dated as of June 28, 1999, among Opus, Oxis Health Products, Inc. and Oxis International, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's July 1999 Form 8-K).

10.13.2 Secured Promissory Note of Opus issued to Oxis Health Products, Inc. in the initial principal amount of $565,000 (incorporated by reference to Exhibit 10.1 to Registrant's July 1999 Form 8-K).

10.13.3 Services Agreement, dated as of June 30, 1999, between Opus and Oxis Health Products, Inc. (incorporated by reference to
                  Exhibit 10.3 to Registrant's July 1999 Form 8-K).

10.14* Settlement Agreement, General Release and Covenant Not to Sue ("Agreement") between MVA Rehabilitation Associates, MDI Rehab Inc. Middlesex MRI Center and Eric T. Shebar, M.D., dated December 27, 1999.

10.15* Promissory Notes issued for bridge loan in the aggregate amount of $600,000 (November 1999 and December 1999).

10.16.1* Securred Promissory Note, dated as of December 28, 1999 from Registrant to Jack Nelson.

10.16.2* Securred Promissory Note, dated as of December 28, 1999 from Registrant to Enrique Levy.

10.16.3* Security Agreement, dated as of December 28, 1999 from Registrant to Enrique Levy, as agent.

21*               List of Company's subsidiaries.
23.1*             Consent of BDO Seidman,  LLP,  independent  public accountants for Company.
27*               Financial Data Schedule

----------
*  Filed herewith

(b)  Reports on Form 8-K:
            None

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January 2000.

  CAPRIUS, INC.

  BY:    /S/JONATHAN JOELS
         --------------------------------------------------
         Jonathan Joels, CFO, Treasurer & Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

  SIGNATURE                           TITLE                         DATE
  ---------                           -----                         ----

  /s/George Aaron            Chairman of the Board,               Jan. 11, 2000
  -------------------        President & CEO
  George Aaron


  /s/Jonathan Joels          Director, CFO, Treasurer             Jan. 11, 2000
  -------------------        & Secretary
  Jonathan Joels


 /s/ Jack Nelson
  -------------------        Director                             Jan. 14, 2000
  Jack Nelson


 /s/ Enrique Levy                                                 Jan. 14, 2000
  -------------------        Director
  Enrique Levy


 /s/Robert Spira             Director                             Jan. 8, 2000
 --------------------
 Robert Spira, M.D.


 /s/ Sol Triebwasser         Director                             Jan. 11, 2000
  -------------------
  Sol Triebwasser, Ph.D.

                         CAPRIUS, INC. AND SUBSIDIARIES



                                    I N D E X






Independent Auditors' Report                                         F-2


Consolidated Balance Sheets                                          F-3


Consolidated Statements of Operations                                F-4


Consolidated Statements of Stockholders' Equity                      F-5


Consolidated Statements of Cash Flows                                F-6


Notes to Consolidated Financial Statements                           F-7


                                       F1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Caprius, Inc.

         We have audited the accompanying consolidated balance sheets of Caprius, Inc. (formerly Advanced NMR Systems, Inc.) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



BDO Seidman, LLP
----------------
BDO Seidman, LLP
Boston, Massachusetts

December 7, 1999


                                       F2

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30, 1999        September 30, 1998
                                                   --------------------      --------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $       116,068           $     1,791,476
     Accounts receivable, net of reserve
          for bad debts of $25,669 at
          September 30, 1999 and $663,314 at
          September 30, 1998                                   537,510                 2,899,282
     Inventories                                               210,983                   720,858
     Other current assets                                       91,723                   584,875
                                                   --------------------      --------------------
         Total current assets                                  956,284                 5,996,491
                                                   --------------------      --------------------

PROPERTY AND EQUIPMENT:
     Medical equipment                                         314,320                 2,145,674
     Office furniture and equipment                            188,001                   251,199
     Other equipment                                               -                   1,518,874
     Leasehold improvements                                        950                 1,153,576
                                                   --------------------      --------------------
                                                               503,271                 5,069,323
     Less:  accumulated depreciation
          and amortization                                     151,348                 1,824,946
                                                   --------------------      --------------------
         Net property and equipment                            351,923                 3,244,377
                                                   --------------------      --------------------

OTHER ASSETS:
     Goodwill, net of accumulated
          amortization of $45,006 at
          September 30, 1999 and
          $2,357,703 at September 30, 1998                     675,176                 1,053,797
     Other intangibles, net of
          accumulated amortization of
          $29,880 at September 30, 1999
          and $371,698 at September 30, 1998                 2,360,493                 1,240,678
     Other                                                       9,314                    32,037
                                                   --------------------      --------------------
         Total other assets                                  3,044,983                 2,326,512
                                                   --------------------      --------------------
                                                       $     4,353,190          $     11,567,380
                                                   ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $       342,204           $       810,990
     Accrued expenses                                          465,941                   964,922
     Accrued compensation                                      652,153                   388,748
     Other current liabilities                                     -                      53,664
     Current maturities of long-term debt
          and capital lease obligations                        703,100                   915,608
                                                   --------------------      --------------------
         Total current liabilities                           2,163,398                 3,133,932

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     NET OF CURRENT MATURITIES                                 180,623                 1,207,624
                                                   --------------------      --------------------

TOTAL LIABILITIES                                            2,344,021                 4,341,556
                                                   --------------------      --------------------

Commitments and contingencies                                      -                         -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
          Authorized - 1,000,000 shares
          Issued and outstanding - Series A,
          none; Series B, convertible, 27,000
          shares at September 30, 1999 and
          September 30, 1998.
          Liquidation preference $2,700,000                  2,700,000                 2,700,000
     Common stock, $.01 par value
          Authorized - 50,000,000 shares
          Issued -  13,548,017 shares at
          September 30, 1999 and 7,369,040
          shares at September 30, 1998                         135,480                    73,690
     Additional paid-in capital                             64,778,855                63,561,672
     Accumulated deficit                                   (65,602,916)              (59,107,288)
     Treasury stock (22,500 common shares,
      at cost)                                                  (2,250)                   (2,250)
                                                   --------------------      --------------------
         Total stockholders' equity                          2,009,169                 7,225,824
                                                   --------------------      --------------------
                                                       $     4,353,190          $     11,567,380
                                                   ====================      ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       F3

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          Year Ended September 30,
                                                    1999                           1998
                                          -------------------------       ------------------------
REVENUES:
     Net patient service revenues               $       2,882,818             $       3,764,189
     Net product sales                                    391,373                           -
                                          -------------------------       ------------------------
          Total revenues                                3,274,191                     3,764,189
                                          -------------------------       ------------------------

OPERATING EXPENSES:
     Cost of operations                                 2,079,613                     3,616,331
     Selling, general and administrative                4,482,038                     5,166,042
     Research and development                             496,480                     2,950,578
     Purchased research and development                       -                       7,097,566
     Provision for bad debt and
          collection costs                                149,297                       340,426
     Loss on sale of imaging business                      12,670                       265,791
     Loss on sale of rehabilitation business            1,461,121                           -
     Loss on sale of Aurora Technology                  2,096,057                           -
     Write down of intangibles                                -                       1,900,000
                                          -------------------------       ------------------------
          Total operating expenses                     10,777,276                    21,336,734
                                          -------------------------       ------------------------
          Operating loss from continuing
          operations                                   (7,503,085)                  (17,572,545)

Interest income                                            33,939                       328,235
Interest expense                                         (135,482)                     (219,338)
Other income                                                9,000                         3,050
                                          -------------------------       ------------------------

     Loss from continuing operations
     before equity in net loss of
     unconsolidated subsidiary                         (7,595,628)                  (17,460,598)


Equity in net loss of unconsolidated
subsidiary                                                    -                         (67,358)
                                          -------------------------       ------------------------

     Loss from continuing operations
     before provision for income taxes                 (7,595,628)                  (17,527,956)


Provision for income taxes                                    -                         (98,177)
                                          -------------------------       ------------------------

     Loss from continuing operations                   (7,595,628)                  (17,626,133)


Income on disposal of discontinued
operation                                               1,100,000                       107,430
                                          -------------------------       ------------------------

Net Loss                                        $      (6,495,628)            $     (17,518,703)
                                          =========================       ========================

Income (loss) per basic and diluted
common share:
     Loss from continuing operations                       $(0.85)                       $(2.51)
     Income on disposal of discontinued
          operation                                          0.12                          0.02
                                         --------------------------       ------------------------
     Net loss per share                                    $(0.73)                       $(2.49)
                                          =========================       ========================

Weighted average number of common shares
     outstanding, basic and diluted                     8,971,411                     7,025,802
                                          =========================       ========================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       F4

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                    Preferred Stock                 Common Stock
                             ----------------------------------------------------------
                              Number                        Number                  Additional
                                of                           of         $0.01         Paid-in      Accumulated
                              Shares        Amount          Shares    Par Value       Capital       Deficit
                             ---------------------------------------------------------------------------------------
BALANCE,
 SEPTEMBER 30, 1997            27,000    $ 2,700,000      4,374,763   $   43,748   $56,170,271  $(41,588,585)


Issuance of common stock
   related to AMS merger            -              -      2,956,741       29,567     7,362,287             -
Conversion of note payable          -              -         27,429          274        20,725             -
Exercise of stock options           -              -         10,107          101         8,389             -
Net loss                            -              -              -            -             -   (17,518,703)
                             -----------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998    27,000      2,700,000      7,369,040       73,690    63,561,672   (59,107,288)

Issuance of common stock
   related to Opus merger           -              -      6,178,977       61,790     1,217,183             -
Net loss                            -              -              -            -             -    (6,495,628)
                             -----------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999    27,000    $ 2,700,000     13,548,017   $  135,480   $64,778,855  $(65,602,916)
                             ===================================================================================



                              Treasury Stock
                            --------------------
                             Number                     Total
                              of        $0.01       Stockholders'
                            Shares    Par Value        Equity
                            ----------------------------------------

BALANCE,
 SEPTEMBER 30, 1997           22,500    $ (2,250)   $ 17,323,184


Issuance of common stock
   related to AMS merger           -           -       7,391,854
Conversion of note payable         -           -          20,999
Exercise of stock options          -           -           8,490
Net loss                           -           -     (17,518,703)
                            -------------------------------------

BALANCE, SEPTEMBER 30, 1998   22,500      (2,250)      7,225,824

Issuance of common stock
   related to Opus merger          -           -       1,278,973
Net loss                           -           -      (6,495,628)
                            -------------------------------------

BALANCE, SEPTEMBER 30, 1999   22,500    $ (2,250)   $  2,009,169
                            =====================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       F5

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended September 30,
                                                                            1999                     1998
                                                                     -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $   (6,495,628)        $  (17,518,703)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                      787,389              2,352,068
          Equity in net loss of unconsolidated subsidiary                        -                   67,358
          Gain on disposal of discontinued business                       (1,100,000)                   -
          Loss (gain) on sale of Aurora Technology                         2,096,057                    -
          Loss (gain) on sale of rehabilitation business                   1,461,121                    -
          Loss (gain) on sale of imaging business                             12,670                    -
          Purchased research and development                                     -                7,097,566
          Changes in operating assets and liabilities:
               Accounts receivable, net                                     (204,907)              (207,425)
               Inventories                                                  (213,763)                87,976
               Other current assets                                          147,617               (293,435)
               Accounts payable and accrued expenses                         252,856                 36,156
                                                                     -------------------   ------------------
                    Net cash used in operating activities                 (3,256,588)            (8,378,439)
                                                                     -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of rehabilitation business                           762,804                    -
     Proceeds from sale of equipment                                          13,693                    -
     Proceeds from sale of imaging business                                  (12,670)                   -
     Proceeds from disposal of discontinued operations                     1,100,000                    -
     Proceeds from sale of Aurora Technology                                 952,367                    -
     Cash used in Opus merger                                               (522,940)
     Cash used in AMS merger                                                     -                 (128,406)
     Advances to unconsolidated subsidiaries                                     -                 (479,673)
     Purchase of equipment, furniture and leasehold improvements             (12,803)            (1,981,001)
                                                                     -------------------   ------------------
                    Net cash provided by (used in) investing
                    activities                                             2,280,451             (2,589,080)
                                                                     -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Exercise of stock options                                                   -                    8,490
     Proceeds from issuance of long-term debt                                140,216              2,105,921
     Repayment of long-term debt and capital lease obligations              (839,487)              (853,151)
                                                                     -------------------    -----------------
                    Net cash provided by (used in) financing
                    activities                                              (699,271)             1,261,260
                                                                     -------------------   ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,675,408)            (9,706,259)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,791,476             11,497,735
                                                                     -------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $      116,068         $    1,791,476
                                                                     ===================   ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                         $       38,112         $      203,876
                                                                     ===================   ==================

     Common stock issued in AMS merger                                $          -           $    7,391,854
                                                                     ===================   ==================

     Common stock issued in Opus merger                               $    1,278,973         $          -
                                                                     ===================   ==================

     Additions to capital leases                                      $      215,676         $          -
                                                                      ===================  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       F6

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE A) - Business and Basis of Presentation
---------------------------------------------

     Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays. The Company continues to own and operate a comprehensive imaging center located in Lauderhill, Florida.

         Upon the merger (the "Opus Merger") between Opus and Caprius' newly-formed wholly-owned subsidiary Caprius Merger Sub Inc., the Opus stockholders received an aggregate of 6,178,977 shares of Caprius Common Stock, par value $.01 per share, which constituted approximately 45.6% of the outstanding shares after the Merger.

         The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the "Warrant"), exercisable after six months for a period of five years. This note is secured by substantially all assets of Opus. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius Common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999. As of December 8, 1999, the principal sum due under the Oxis Note was paid in full and under an Amended and Restated Warrant, a warrant for 617,898 shares of Caprius Common Stock was issued, exercisable at $.0875 per share in replacement of the Warrant.

     George Aaron and Jonathan Joels formed Opus in 1999 for the purpose of effecting the Opus Merger and the Oxis Purchase Agreement.

         Opus produces and sells 14 diagnostic assays, calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Pursuant to the Oxis Purchase Agreement, Opus acquired the assets relating to the Oxis reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus through September 30, 2000.

         On April 27, 1999, pursuant to an Asset Purchase Agreement among Caprius, Caprius Systems, Inc., a wholly owned subsidiary of Caprius ("Systems" and, together with Caprius, the "Sellers") and Pacific Republic Capital Corp. ("Pacific" the Buyer), the Sellers consummated the sale of their Aurora breast scanner technology ("Aurora Technology") and related assets to Pacific for $854,490 in cash and the assumption by Pacific of certain obligations associated with the transferred assets. The assets and obligations transferred included all the shares of Caprius' wholly owned subsidiary, Caprius Imaging Corp., various patents relating to the Aurora technology and assets of Systems, including hospital equipment contracts and equipment leases. Caprius was relieved of an equipment debt that exceeded $1.1 million.


                                       F7

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



         In March 1999, the Company transferred its interest in its rehabilitation center to an unrelated limited liability company in exchange for $900,000, of which $850,000 was paid as of September 30, 1999. In addition, the acquiring group assumed certain liabilities totaling approximately $400,000. The cash received of $900,000 was used in part to pay a balance of approximately $372,000 to the former owner of the center, which was the remaining amount due from the Company's acquisition of its interest in the center.

         In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

         In August 1997, the Company and General Electric Company ("GE") entered into a Purchase Agreement (the "GE Purchase Agreement") whereby GE purchased all inventory, equipment and other assets, and assumed liabilities relating to the Company's high field MRI systems and InstaScan business, in exchange for $2,432,580 in cash and the purchase by GE of $2.7 million stated value of a newly issued class of Series B Convertible Redeemable Preferred Stock. The Company and GE entered into a Settlement and Release Agreement terminating and releasing their prior obligations to each other.

         Effective November 10, 1997, the Company completed a merger (the "AMS Merger") with Advanced Mammography Systems, Inc. ("AMS"), whereby AMS merged into AMS Merger Corp., a wholly owned subsidiary of the Company, and became a wholly owned subsidiary. Upon the AMS Merger, the Company changed its name to Caprius, Inc. AMS was originally formed on July 2, 1992 as a wholly owned subsidiary of Caprius to develop a dedicated breast MRI system and at the time of the AMS Merger, the Company owned approximately 14% of the outstanding AMS stock.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred substantial losses in recent years which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include one adjustment that might result from the outcome of this uncertainty. The Company had available cash and cash equivalents of $116,068 at September 30, 1999. The Company intends to utilize the funds for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits. The Company also intends to pursue efforts to identify additional funds through various funding options, including bridge loans, banking facilities and equity offerings. The ability to secure commercial or other borrowings could be more difficult due to the Company's delisting from NASDAQ. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.


(NOTE B) - Summary of Significant Accounting Policies
-----------------------------------------------------

         [1] Principles of consolidation
             ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         [2] Revenue recognition
             -------------------

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

         Revenue from the sale of a comprehensive line of assays for therapeutic drug monitoring is recognized when the products are shipped to the customer.


                                       F8

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



          [3]  Cash equivalents
               ----------------

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          [4]  Inventories
               -----------

         Inventories are accounted for at the lower of cost or market using the first-in, first-out ("FIFO") method.

          [5]  Equipment, furniture and leasehold improvements
               -----------------------------------------------

         Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, if applicable. Assets are written off when they become fully depreciated.

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

         Asset Classification                        Useful Lives
         --------------------                        ------------

         Medical and other equipment                 5-8 years
         Office furniture and equipment              3-5 years
         Other equipment                             5 years
         Leasehold improvements                      Term of lease

          [6]  Goodwill and other intangibles
               ------------------------------

         At September 30, 1999, goodwill is related to the Opus Diagnostics business and to The Strax Institute. At September 30, 1998, goodwill is related to the company's rehabilitation services business and its breast care center. Goodwill and other intangibles are amortized over their estimated useful lives. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows. Other intangibles include trademarks, technical know how and distributor agreements. Goodwill and other intangibles are being amortized over twenty years.

         [7]  Net loss per share
              ------------------

         Net loss per share is computed in accordance with Statement of Financial Standards No. 128, "Earning Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.


                                       F9

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



         Basic net loss per common share was computed using the weighted average common shares outstanding during the period. Outstanding warrants and options had an anti-dilutive effect and were therefore excluded from the computation of diluted net loss per common share.

         [8]  Income taxes
              ------------

         The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

         [9]   Use of Estimates
               ----------------

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

         [10]  Recent pronouncements
               ---------------------

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

         Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards has no effect on the Company's financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 and 137. (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and (SFAS No. 137) "Accounting for Derivative Instruments and


                                      F10

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 and SFAS No. 137 require companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of ( i ) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has no derivatives and does not expect the pronouncement to materially effect future financial statements and disclosures.

(NOTE C) - Acquisitions
-----------------------

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

     Effective June 28, 1999, the Company merged with Opus Diagnostics Inc. coincident with the closing of the asset purchase agreement between Opus and Oxis Health Products, Inc. As consideration related to the purchase, the Company paid $500,000 in cash, issued a secured promissory note in the amount of $586,389 and a warrant for up to 10% equity interest in Opus. The Company issued 6,178,977 shares of the Company's common stock to the shareholders of Opus Diagnostics Inc., related to the merger of the companies. The asset purchase agreement was accounted for under the purchase method of accounting. Costs in excess of net assets of approximately $930,000 are being amortized over 20 years. Other intangibles in the sum of $2,360,493 are included in the Balance Sheet as of September 30, 1999.


(NOTE D) - Inventory
--------------------

         At September 30, 1999, inventory represents completed medical diagnostic assays. At September 30, 1998 inventory represented materials used to manufacture the Aurora system.


                                      F11

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE E) - Long-term Debt and Capital Lease Obligations
-------------------------------------------------------

          Long-term debt and capital lease obligations at September 30, 1999 and 1998 consisted of the following:


                                                         1999          1998
                                                         ----          ----
Notes payable to major
 supplier of medical diagnostic assays.                $588,460     $        -
Principal repayment due November 30, 1999.
Notes payable to various leasing companies,             295,263      1,542,046
 secured by the respective medical equipment, interest rates ranging from 10.0% - 12.7%, Monthly payments of principal and interest ranging from $1,107 to $3,621, maturities ranging from November 2000 to July 2004.

Note payable to former minority owner of                      -        337,500
 rehabilitation  business,  interest at 12%,
 quarterly principal  payments of $137,500
 plus interest  through  October 1998 with a
 balloon payment of $200,000, collateralized
 by certain assets of the rehabilitation
 business.
Note payable to a hospital for leasehold                      -
 improvements,  interest at 11%,  Monthly
 payments of principal and interest of $4,685
 payable through August 2005
                                                              -        243,686
                                                        -------        -------
Total long-term debt and capital lease obligations      883,723      2,123,232


Less:  current maturities                               703,100        915,608
                                                        -------        -------
                                                       $180,623     $1,207,624
                                                       ========       ========




Future minimum debt payments for the next five years are as follows:

         Fiscal Year
         2000                                                 $703,100
         2001                                                  106,844
         2002                                                   51,893
         2003                                                   11,944
         2004                                                    9,942
                                                          ------------
                                                              $883,723
                                                            ==========


                                      F12

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE F) - Income Taxes
------------------------

         At September 30, 1999, the Company had a deferred tax asset totaling approximately $17,680,000 due to net operating loss carryovers. A valuation allowance has been established for the full amount of this asset due to uncertainty as to the realization of the benefit.

         At September 30, 1999 and September 30, 1998, the Company had available net operating loss carryforwards for tax purposes, expiring through 2015 of approximately $52,000,000 and $30,000,000 respectively. The Internal Revenue Code contains provisions which may limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

         The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the loss from continuing operations:


                                                Year Ended September 30,
                                                   1999              1998

         Loss from continuing operations: $(6,495,628) $(17,420,526) Loss attributable to AMS
           prior to merger                          -                67,358
         Loss attributable to Aurora
           Systems prior to sale                   9,918            -
                                            -------------     --------------
                                             $(6,485,710)      $(17,353,168)
                                            =============     ==============

         Expected tax (benefit) at 34%       $(2,205,000)       $(5,900,077)

         Adjustment due to
           increase in valuation reserve       2,205,000          3,600,000

         Non-deductible purchased
           R&D Costs                               -              2,300,077

         Other                                     -                (98,177)
                                            ------------     --------------

         Tax benefit (expense) per
           financial statements             $      -               $(98,177)
                                            ============     ==============


                                      F13

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE G) - Commitments and Contingencies
----------------------------------------


         [1]  Operating leases
              ----------------

         The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2003. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totaled approximately $197,412 and $528,000 for the years ended September 30, 1999 and 1998.

         Future basic rental commitments under operating leases are as follows.


                       Fiscal Year                        Amount
           --------------------------------------------------------------------
             2000                                         121,798
             2001                                         120,115
             2002                                         123,719
             2003                                         127,430
                                                        ---------
                                                        $ 493,062
                                                        =========

          [2]  Legal proceedings
               -----------------

         On January 7, 1998, the Company and Jack Nelson, the Company's former Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it had reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius made a cash payment of $150,000 and agreed to issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Consequently, on April 27, 1999, the additional payment was made and the additional shares will be issued. For the year ended September 30, 1999, the Company reported $207,323 as total settlement costs, which included $82,323 for the market value of the shares to be issued.

                                      F14

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


         On October 19, 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and sought damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies upon default of the Note. The ruling on the injunction was denied. Consequently, the final Note payment of $347,000 was paid as part of the sale of the MVA. The new Caprius management negotiated a settlement agreement between the Company and Eric T. Shebar, M.D. that was entered into on December 27, 1999, wherein the Company agreed to pay $60,000 immediately and a further $20,000 over the next two years. Upon the initial payment, the Company was released from all claims and actions relating to this matter.


(NOTE H) - Capital Transactions
--------------------------------

          [1]  Preferred Stock - Class B
               -------------------------

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


         [2]  Warrants
              --------

          At September 30, 1998, in connection with various transactions including the acquisition of MDI and the AMS Merger, the Company had outstanding warrants to purchase 996,987 shares of the Company's common stock at exercise prices ranging from $4.20 to $106.30 per share and have a weighted average exercise price of $16.83.
  The warrants expire at various dates from January 31, 2000 to May 31, 2001.

         At September 30, 1999, in connection with the Opus Diagnostics Inc. merger, the Company issued a warrant to purchase 617,898 shares of the company's common stock at an exercise price of $.0875. The warrant expires on June 28, 2004.


                                      F15

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



          [3]   Stock options
                -------------

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

         Stock option transactions under the above plan for the past two fiscal periods are as follows:
                                       Number of           Option Price
                                        Shares              Per Share
                                        ------              ---------

Balance, September 30, 1997              4,500              $5.00 - $31.30
Repriced Options:
    Original                            (2,000)             $3.13
    Repriced                             2,000              $0.84
Cancelled in 1998                       (2,500)             $5.00
                                       -------

Balance, September 30, 1998              2,000              $0.84
Cancelled in 1999                       (2,000)             $0.84
                                        -------

Balance, September 30, 1999                0
                                           =

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


         During 1998 certain options were cancelled and replaced with options exercisable at the then fair market value. Stock option transactions under the 1993 plans are as follows:


                                      F16

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



                                         Number of            Option Price
                                           Shares              Per Share
                                           ------              ---------

Balance, September 30, 1997               181,767             $2.80 - $52.50
Granted in 1998                           576,510             $0.84 - $1.46
Granted pursuant to AMS Merger            454,000             $0.84 - $20.00
Exercised in 1998                        ( 10,107)            $0.84
Repriced Options:
   Original                              (182,141)            $5.00 - $8.00
   Repriced                               182,141             $0.84
Cancelled in 1998                        (292,849)            $0.84 - $42.50
                                        ---------

Balance, September 30, 1998               909,321             $0.84 - $33.80
                                          -------
Cancelled in 1999                        (762,685)            $0.84 - $25.60
                                        ---------

Balance, September 30, 1999               146,636             $0.84 - $25.60
                                          =======




Stock option transactions not covered under the option plans in 1998, 1997 and 1996 are as follows:

                                         Number of            Option Price
                                           Shares              Per Share
                                           ------              ---------

Balance, September 30, 1997                81,032             $7.90 - $33.80
Repriced Options:
   Original                               (6,000)             $5.00
   Repriced                                6,000              $0.84
Cancelled in 1998                         (4,000)             $14.10
                                          -------

Balance, September 30, 1998                77,032             $0.84 - $20.10
                                           ------
Balance, September 30, 1999                77,032             $0.84 - $20.10
                                           ======



Under all plan and non-plan stock options, as of September 30, 1999, options to purchase 1,055,364 shares were available for grant and options to purchase 226,827 shares at a weighted average price of $5.35 per share were exercisable. The outstanding options expire at various dates within ten years from the date of grant.


                                      F17

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting or Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1999 or 1998. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                              Year Ended September 30,
                                               1999              1998
                                               ----              ----

         Net loss:

            As reported                     $(6,495,628)     $(17,518,703)
            Pro forma                       $(6,495,945)     $(17,600,935)

         Net loss per share:

            As reported                           $(.73)           $(2.49)
            Pro forma                             $(.73)           $(2.51)


         The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998: dividend yield of 0%; expected volatility of 0.50; risk free interest rates of 5.59%-7.78%; and an expected holding period of 10 years.

         The Company did not grant options during fiscal year 1999. The weighted-average grant-date fair value of options granted was $0.44 per share for the year ended September 30, 1998.

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


                                      F18

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE I) - Unconsolidated Subsidiary (AMS):
-------------------------------------------


         On November 10, 1997, the shareholders of Caprius and AMS agreed to merge, and AMS became a wholly-owned subsidiary of the Company (see Note A).

         The following unaudited pro forma financial information sets for the results of the Company as if the AMS merger had occurred October 1, 1997. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1997 or results that may occur in the future. The pro forma information does not include the expense for the purchased research and development costs.


                                                                Year ended
                                                            September 30, 1998
                                                                 (000's)
         Net revenues                                            $  3,764
         Operating expenses                                       (15,005)
                                                                   ------
         Operating loss from continuing operations               $(11,241)
         Net loss                                                $(11,395)
         Net loss per common share                               $  (1.55)


(NOTE J) - Discontinued Operations
----------------------------------

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


                                      F19

                         CAPRIUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(NOTE K) -Pro Forma Information
-------------------------------


         The following unaudited pro forma financial information sets forth the results of the Company as if the merger with Opus has occurred as of October 1, 1997. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1997 or results that may occur in the future.

                                                  Year ended September 30,
                                                    1999               1998
Net Revenues                                 $ 4,352,991        $ 5,202,589
Operating expenses                            11,505,901         22,367,334
Operating loss from                          (6,643,398)       (17,164,745)
 continuing operations
Loss from continuing operations              (6,735,941)       (17,218,333)
Loss per common share                              (.77)             (2.45)


(NOTE L) - Segment Information
------------------------------

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information'. SFAS No. 131 established standards for the way that public enterprises report information about operating segments. Due to the significant restructuring of the Company during the years ended September 30, 1999 and September 30, 1998, it is impracticable and would not be meaningful to financial statement users to provide such information at this time.


                                      F20