Form 10QSB
period 1999-12-31
CAPRIUS INC
filed 2000-02-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

               [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


               [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-11914


                                  CAPRIUS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                22-2457487
           --------                                -----------
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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No
                  -----    -----

          Indicate the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at December 31, 1999
Common Stock. Par value $0.01                        13,525,517 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets - December 31, 1999                    3
               and September 30, 1999

          Consolidated Statements of Operations - for the                    4
               three months ended December 31, 1999 and December 31, 1998

          Consolidated Statement of Stockholders' Equity                     5

          Consolidated Statements of Cash Flows - for the three              6
               months ended December 31, 1999 and December 31, 1998

          Notes to Consolidated Financial Statements                         7


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                10


PART II - OTHER INFORMATION                                                  11

 ITEM 1.  LEGAL PROCEEDINGS                                                  11


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   12


SIGNATURES                                                                   13


EXHIBIT INDEX

     27   Financial data Schedule                                            14

                         CAPRIUS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                 December 31,           September 30,
                                                                                    1999                    1999
                                                                              ------------------     -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $ 107,078               $ 116,068
     Accounts receivable, net of reserve for bad debts of $25,669 at
         December 31, 1999 and $25,669 at September 30, 1999                            582,711                 537,510
     Inventories                                                                        287,097                 210,983
     Other current assets                                                                31,058                  91,723
                                                                              ------------------     -------------------
         Total current assets                                                         1,007,944                 956,284
                                                                              ------------------     -------------------

Property and Equipment:
     Medical equipment                                                                  314,318                 314,320
     Office furniture and equipment                                                     188,617                 188,001
     Other equipment                                                                          -                       -
     Leasehold improvements                                                                 950                     950
                                                                              ------------------     -------------------
                                                                                        503,886                 503,271
     Less:  accumulated depreciation and amortization                                   183,156                 151,348
                                                                              ------------------     -------------------
         Net property and equipment                                                     320,730                 351,923
                                                                              ------------------     -------------------

Other Assets:
     Goodwill, net of accumulated amortization of $53,991 at
         December 31, 1999 and $45,006 at September 30, 1999                            666,191                 675,176
     Other intangibles, net of accumulated amortization of $59,759 at
         December 31, 1999 and $29,880 at September 30, 1999                          2,330,614               2,360,493
     Other                                                                               13,048                   9,314
                                                                              ------------------     -------------------
         Total other assets                                                           3,009,853               3,044,983

                                                                              ------------------     -------------------
Total Assets                                                                        $ 4,338,527             $ 4,353,190
                                                                              ==================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                 $ 558,424               $ 342,204
     Accrued expenses                                                                   433,079                 465,941
     Accrued compensation                                                               718,434                 652,153
     Other current liabilities                                                                -                       -
     Current maturities of long-term debt and capital lease obligations                 697,203                 703,100
                                                                              ------------------     -------------------
         Total current liabilities                                                    2,407,139               2,163,398

Long-term Debt and Capital Lease Obligations, Net of Current Maturities                 169,751                 180,623

                                                                              ------------------     -------------------

Total Liabilities                                                                     2,576,891               2,344,021
                                                                              ------------------     -------------------

Commitments and contingencies                                                                 -                       -

Stockholders' Equity:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued and outstanding - Series A, none; Series B, convertible,
         27,000 shares at December 31, 1999 and September 30, 1999.
         Liquidation preference $2,700,000                                            2,700,000               2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 13,548,017 shares at December 31, 1999
         and 13,548,017 shares at September 30, 1999                                    135,480                 135,480
     Additional paid-in capital                                                      64,778,855              64,778,855
     Accumulated deficit                                                            (65,850,449)            (65,602,916)
     Treasury stock (22,500 common shares, at cost)                                      (2,250)                 (2,250)
                                                                              ------------------     -------------------
         Total stockholders' equity                                                   1,761,636               2,009,169
                                                                              ------------------     -------------------
                                                                                    $ 4,338,527             $ 4,353,190
                                                                              ==================     ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three Months Ended December 31,
                                                                                  1999                          1998
                                                                         ------------------------     -------------------------

Revenues:
      Net patient service revenues                                                     $ 433,247                   $ 1,144,529
      Net product sales                                                                  473,812                             -
                                                                         ------------------------     -------------------------
           Total revenues                                                                907,059                     1,144,529
                                                                         ------------------------     -------------------------

Operating Expenses:
      Cost of operations                                                                 475,338                       970,675
      Selling, general and administrative                                                665,172                       869,398
      Research and development                                                                 -                       425,002
      Provision for bad debt and collection costs                                          1,376                       123,020
      Loss on sale of imaging business                                                         -                        12,670
                                                                         ------------------------     -------------------------
           Total operating expenses                                                    1,141,885                     2,400,765
                                                                         ------------------------     -------------------------

           Operating loss from continuing operations                                    (234,826)                   (1,256,236)

Interest income                                                                                -                        16,158
Interest expense                                                                         (12,706)                      (58,922)
                                                                         ------------------------     -------------------------

      Loss from continuing operations before provision
      for income taxes                                                                  (247,532)                   (1,299,000)

Provision for income taxes                                                                     -                             -
                                                                         ------------------------     -------------------------

      Loss from continuing operations                                                   (247,532)                   (1,299,000)


Income on disposal of discontinued operation                                                   -                     1,100,000
                                                                         ------------------------     -------------------------

      Net Loss                                                                        $ (247,532)                   $ (199,000)
                                                                         ========================     =========================

Income (loss) per basic and diluted common share:
      Loss from continuing operations                                                     $(0.02)                       $(0.18)
      Income on disposal of discontinued operation                                             -                          0.15
                                                                         ------------------------     -------------------------
      Net loss per share                                                                  $(0.02)                       $(0.03)
                                                                         ========================     =========================

Weighted average number of common shares outstanding,
      basic and diluted                                                               13,525,517                     7,369,040
                                                                         ========================     =========================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOKHOLDERS' EQUITY
                                   (Unaudited)



                                          Preferred Stock                Common Stock
                                    ---------------------------------------------------------- Additional
                                        Number                       Number         $0.01        Paid-in
                                      of Shares       Amount       of Shares      Par Value      Capital
                                    ----------------------------------------------------------------------

Balance, September 30, 1998           27,000     $  2,700,000      7,369,040    $    73,690   $ 63,561,672

Issuance of common stock
related to Opus merger                  --            --           6,178,977         61,790      1,217,183
Net loss                                --            --             --                 --         --
                                    ----------------------------------------------------------------------

Balance, September 30, 1999           27,000        2,700,000     13,548,017        135,480     64,778,855

Net Loss
                                    ----------------------------------------------------------------------

Balance, December 31, 1999            27,000     $  2,700,000     13,548,017    $   135,480   $ 64,778,855

                                                         Treasury Stock
                                                    ------------------------         Total
                                   Accumulated           Number       $0.01       Stockholders'
                                     Deficit           of Shares    Par Value        Equity
                                   ------------------------------------------------------------

Balance, September 30, 1998        $(59,107,288)        22,500    $    (2,250)    $  7,225,824

Issuance of common stock
related to Opus merger                  --                 --             --         1,278,973
Net loss                             (6,495,628)           --             --        (6,495,628)
                                   ------------------------------------------------------------

Balance, September 30, 1999         (65,602,916)        22,500         (2,250)       2,009,169

Net Loss                               (247,532)
                                   ------------------------------------------------------------

Balance, December 31, 1999         $(65,850,448)        22,500    $    (2,250)    $  1,761,636
                                   ============================================================


       The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended December 31,
                                                                                1999                 1998
                                                                         ------------------   -------------------
Cash Flows from Operating Activities:
     Net Loss                                                                   $ (247,532)           $ (199,000)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                               70,672               333,203
        Equity in net loss of unconsolidated subsidiary                                  -                     -
        Gain on disposal of discontinued business                                        -            (1,100,000)
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                  4,799               110,365
           Inventories                                                             (76,114)                  (70)
           Other current assets                                                     10,665               (55,333)
           Accounts payable and accrued expenses                                   245,905              (393,614)
                                                                         ------------------   -------------------
              Net cash used in operating activities                                  8,395            (1,304,449)
                                                                         ------------------   -------------------

Cash Flows from Investing Activities:

     Proceeds from disposal of discontinued operations                                   -             1,100,000
     Purchase of equipment, furniture and leasehold improvements                      (616)             (159,186)
                                                                         ------------------   -------------------
              Net cash provided by (used in) investing activities                     (616)              940,814
                                                                         ------------------   -------------------

Cash Flows from Financing Activities:

     Proceeds from issuance of long-term debt                                            -               297,484
     Repayment of long-term debt and capital lease obligations                     (16,769)             (203,281)
                                                                         ------------------   -------------------
              Net cash provided by (used in) financing activities                  (16,769)               94,203
                                                                         ------------------   -------------------

Net decrease in cash and cash equivalents                                           (8,990)             (269,432)

Cash and cash equivalents, beginning of year                                       116,068             1,791,476
                                                                         ------------------   -------------------

Cash and cash equivalents, end of year                                           $ 107,078           $ 1,522,044
                                                                         ==================   ===================


Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest during the period                                     $ 12,706              $ 79,228
                                                                         ==================   ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (unaudited)

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

          The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10KSB for the fiscal year ended September 30, 1999.

NOTE 2 - THE COMPANY
--------------------

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

NOTE 3 - PREFERRED STOCK  - SERIES B
------------------------------------

          On August 18, 1997, the Company entered into various agreements with General Electric Company ("GE") including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000.

          The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock. It has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is initially convertible into 1,597,930 shares of Common Stock, subject to customary anti-dilution provisions. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

NOTE 4 - PATENT INFRINGEMENT SETTLEMENT
---------------------------------------

          During the three months ended December 31, 1998 the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.

NOTE 5 - RELATED  PARTY TRANSACTION
-----------------------------------

          The Company had an employment agreement with Jack Nelson (the "Nelson Employment Agreement"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer. The Agreement was originally entered into on December 20, 1995, whereby Mr. Nelson was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Nelson became employed full-time by the Company. The Nelson Employment Agreement included an aggregate base salary of $258,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Opus Merger, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Nelson terminating the Nelson Employment Agreement, terminating all options and he ceased serving as the Chairman and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Nelson is serving as a consultant to Caprius for a period of one year. Mr. Nelson received $45,734 in cash as payment of deferred compensation, will get 125,000 shares of Caprius Common Stock in 2000, and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of The Strax Institute, and if not repaid by March 1, 2000, becomes secured by the assets of The Strax Institute. Any prepayments on the Notes to Mr. Nelson would be prorated with prepayments on the Note to Mr. Levy.

          The Company had an employment agreement with Enrique Levy (the "Levy Employment Agreement") employing him as President and Chief Operating Officer. The Levy Employment Agreement included an aggregate base salary of $247,500 with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Merger with Opus, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Levy terminating the Levy Employment Agreement, terminating all options and he ceased serving as the President and Chief Operating Officer. Pursuant to the Severance Agreement, Mr. Levy is serving as a consultant to Caprius for a period of one year. Mr. Levy received $43,789 as cash plus payment of deferred compensation, will get 100,000 shares of Caprius Common Stock in 2000 and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of the Strax Institute, and if not repaid by March 1, 2000, becomes secured by the assets of The Strax Institute. Any prepayments on the note to Mr. Levy would be prorated with prepayments on the Note to Mr. Nelson.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

          Due to significant changes in the nature of operations of the Company during the past two years, comparisons of results of operations between years may not be meaningful.

RESULTS OF OPERATIONS

          The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1999.

          Net patient service revenues totaled $433,247 for the three months ended December 31, 1999 versus $ 1,144,529 for the three months ended December 31, 1998. Cost of patient service operations totaled $273,371 for the three months ended December 31,1999 versus $970,675 for the three months ended December 31, 1998. The decreases from 1998 to 1999 are primarily due to the sale of the Aurora Technology and the rehabilitation business, partially offset by the additional net patient revenues and operating expenses for the Strax Institute.

          Net product sales revenues for the three months ended December 31, 1999 totaled $473,812. The cost of goods for the Opus business for this period was $201,967 and is included in cost of operations. The Company acquired Opus' therapeutic drug monitoring products in June 1999.

          Selling, general and administrative expenses totaled $665,172 for the three months ended December 31, 1999 versus $869,398 for the three months ended December 31, 1998. This decrease reflects the sale of Aurora Technology and the rehabilitation business as well as a shift in business focus to the Opus Diagnostics product line of therapeutic drug monitoring assays (TDM).

          In 1998, research and development reflects the change in the accounting treatment of AMS from equity to consolidation accounting.


LIQUIDITY AND CAPITAL RESOURCES

          The Company had available cash and cash equivalents of $ 107,078 at December 31, 1999. The Company intends to utilize the funds for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits. The Company is currently pursuing efforts to identify additional funds through various funding options, including bridge loans, banking facilities and equity offerings. The ability to secure commercial or other borrowings could be more difficult due to the Company's delisting from NASDAQ. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the September 30, 1999 financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

          There was no significant cash flows used in investing activities for the three months ended December 31, 1999 nor were there any cash flows from financing activities. Net cash used in operations amounted to $8,395.

          During the year ended September 30, 1999, the Company funded its operations principally through the cash obtained from the sale of the Aurora technology business. Since the fiscal year end, the Company completed a short-term bridge loan of $600,000 through the issuance of loan notes due on February 29, 2000 and warrants, which was used principally to pay the Oxis Note, retained an investment banker, has concluded agreements with Mr. Nelson and Mr. Levy to extend the payment date for their severance payments through the issuance of notes to them, and is reviewing the possible disposition of The Strax Institute.

INFLATION

          To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through product sales volume of the diagnostic kit business.


YEAR 2000 SYSTEMS

          The Company had undertaken a review concerning the ability of its internal information systems to handle date information and to function appropriately from and after January 1, 2000. The total cost to address any changes required as a result of the so-called "Year 2000 Problem" was not material. In addition, the Company evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and to date there have not been any problems.

FORWARD LOOKING STATEMENTS

          The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in new product development, lack of market acceptance of new technology based products, changes in governmental regulations, and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     27   Financial Data Schedule


          Settlement Agreement, General Release and Covenant Not to Sue ("Agreement") between MVA Rehabilitation Associates, MDI Rehab Inc. Middlesex MRI Center and Eric T. Shebar, M.D., dated December 27, 1999 (incorporated by reference to Exhibit 10.14 to Registrant's September 30, 1999 Form 10-KSB).

          Promissory Notes issued for bridge loan in the aggregate amount of $600,000 (November 1999 and December 1999)
          (incorporated by reference to Exhibit 10.15 to Registrant's September 30, 1999 Form 10-KSB).

          Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Jack Nelson (incorporated by reference to Exhibit 10.16.1 to Registrant's September 30, 1999 Form 10-KSB.

          Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Enrique Levy (incorporated by reference to Exhibit 10.16.2 to Registrants September 30, 1999 Form 10-KSB.

          Form of Security Agreement, dated as of December 28, 1999, by Registrant to Enrique Levy as Agent (incorporated by reference to Exhibit 10.16.3 to Registrant's September 30, 1999 Form 10-KSB.


(b)  Reports of Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Caprius, Inc.
                                        -------------
                                        (Registrant)


Date: February 11, 2000                 /s/George Aaron
                                        -------------------------
                                        George Aaron
                                        President & Chief Executive Officer


Date: February 11, 2000                 /s/Jonathan Joels
                                        -------------------------
                                        Jonathan Joels
                                        Chief Financial Officer