Form 10QSB
period 2000-03-31
CAPRIUS INC
filed 2000-05-15
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

             [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
                                      None

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No
                   -----       ----

         Indicate the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at April 27, 2000
Common Stock. Par value $0.01                        15,700,517  shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2000 and
         September 30, 1999 ................................................ 3

         Consolidated Statements of Operations - for the three and
         six months ended March 31, 2000 and 1999 .......................... 4

         Consolidated Statement of Stockholders' Equity .................... 5

         Consolidated Statements of Cash Flows - for the six months ended March 31, 2000 and 1999 ..................................... 6

         Notes to Consolidated Financial Statements ........................ 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................10


PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................13



SIGNATURES .................................................................14

EXHIBIT INDEX

     27  Financial data Schedule ...........................................15

                         CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                         March 31, 2000    September 30, 1999
                                         --------------    ------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents             $   1,391,081       $     116,068
   Accounts receivable, net
     of reserve for bad debts
     of $25,669 at March 31,
     2000 and September 30,
     1999                                      585,721             537,510
   Inventories                                 303,524             210,983
   Other current assets                         36,332              91,723
                                         -------------       -------------
       Total current assets                  2,316,658             956,284
                                         -------------       -------------

PROPERTY AND EQUIPMENT:
   Medical equipment                           314,320             314,320
   Office furniture and equipment              200,873             188,001
   Leasehold improvements                          950                 950
                                         -------------       -------------
                                               516,143             503,271
   Less: accumulated depreciation              212,690             151,348
                                         -------------       -------------
       Net property and equipment              303,453             351,923
                                         -------------       -------------

OTHER ASSETS:
   Goodwill, net of accumulated
     amortization of $62,976 at
     March 31, 2000 and $45,006
     at September 30, 1999                     657,206             675,176
   Other intangibles, net of
     accumulated amortization
     of $89,639 at March 31, 2000
     and $29,880 at September
     30, 1999                                2,300,734           2,360,493
   Other                                        22,645               9,314
                                         -------------       -------------
       Total other assets                    2,980,585           3,044,983
                                         -------------       -------------

TOTAL ASSETS                             $   5,600,696       $   4,353,190
                                         =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                      $     443,463       $     342,204
   Accrued expenses                            346,400             465,941
   Accrued compensation                        795,180             652,153
   Current maturities of
    long-term debt and capital
    lease obligations                          546,722             703,100
                                         -------------       -------------
       Total current liabilities             2,131,765           2,163,398

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, NET OF CURRENT
  MATURITIES                                   137,655             180,623
                                         -------------       -------------

TOTAL LIABILITIES                            2,269,420           2,344,021
                                         -------------       -------------

COMMITMENTS AND CONTINGENCIES                        -                   -

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value
       Authorized - 1,000,000 shares
       Issued and outstanding - Series A,
         none; Series B, convertible,
         27,000 shares at March 31,
         2000 and September 30, 1999
         Liquidation preference
         $2,700,000                          2,700,000           2,700,000
   Common stock, $.01 par value
       Authorized - 50,000,000 shares
       Issued - 15,126,017 shares at
         March 31, 2000 and 13,548,017
         shares at September 30, 1999          151,260             135,480
   Additional paid-in capital               66,387,130          64,778,855
   Accumulated deficit                     (65,904,864)        (65,602,916)
   Treasury stock (22,500 common shares,
     at cost)                                   (2,250)             (2,250)
                                         -------------       -------------
       Total stockholders' equity            3,331,276           2,009,169
                                         -------------       -------------
                                         $   5,600,696       $   4,353,190
                                         =============       =============




  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                              Three Months Ended          Six Months Ended
                            March 31,    March 31,     March 31,    March 31,
                              2000         1999          2000         1999
                          ------------ ------------  ------------  -----------

REVENUES:
   Net patient
    service revenues      $    377,532  $   928,762  $    810,780  $ 2,073,291
   Net product sales           457,186            -       930,998            -
                          ------------  -----------  ------------  -----------
       Total revenues          834,718      928,762     1,741,778    2,073,291
                          ------------  -----------  ------------  -----------

OPERATING EXPENSES:
   Cost of operations          344,804      887,926       820,142    1,858,601
   Selling, general
    and administrative         502,604    1,142,589     1,167,776    2,011,987
   Research and
    development                      -       71,478             -      496,480
   Provision for bad
    debt and collection
    costs                           62       (8,486)        1,438      114,534
   Loss on sale of
    imaging business                 -            -             -       12,670
   Loss on sale of
    rehabilitation
    business                         -    1,427,487             -    1,427,487
                          ------------  -----------  ------------  -----------
       Total operating
        expenses               847,470    3,520,994     1,989,356    5,921,759
                          ------------  -----------  ------------  -----------
       Operating loss
        from continuing
        operations             (12,752)  (2,592,232)     (247,578)  (3,848,468)
Interest income                  7,486        9,684         7,486       25,842
Interest expense               (49,150)     (60,454)      (61,856)    (119,376)
Other income                         -        9,000             -        9,000
                          ------------  -----------  ------------  -----------
   Loss from continuing
    operations before
    provision for income
    taxes                      (54,416)  (2,634,002)     (301,948)  (3,933,002)

Provision for income taxes           -            -             -            -
                          ------------  -----------  ------------  -----------

   Loss from continuing
    operations                 (54,416)  (2,634,002)     (301,948)  (3,933,002)


Income on disposal of
 discontinued operation              -            -             -    1,100,000
                          ------------  -----------  ------------  -----------
   Net loss               $    (54,416) $(2,634,002) $   (301,948) $(2,833,002)
                          ============  ===========  ============  ===========
Income (loss) per basic and
 diluted common share:
   Loss from continuing
    operations                  $(0.00)      $(0.36)       $(0.02)      $(0.53)
   Income on disposal of
    discontinued operation           -            -             -         0.15
                          ------------  -----------  ------------  -----------
   Net loss per share           $(0.00)      $(0.36)       $(0.02)      $(0.38)
                          ============  ===========  ============  ===========
Weighted average number of
 common shares outstanding,
 basic and diluted          13,619,539    7,369,040    13,572,271    7,369,040
                          ============  =========== ============= ============




  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)




                       Preferred Stock         Common Stock
                 ------------------------------------------------   Additional
                    Number                  Number      $0.01        Paid-in
                  of Shares    Amount     of Shares    Par Value      Capital
                 --------------------------------------------------------------

BALANCE,
 SEPTEMBER
 30, 1999          27,000   $ 2,700,000   13,548,017   $ 135,480   $ 64,778,855

Issuance of
 common stock
 and warrants
 for proceeds
 from private
 placement                                 1,353,000      13,530      1,339,470

Issuance of
 common stock
 in satisfaction
 of accrued
 liabilities                                 225,000       2,250         41,805

Fair value of
 warrants issued
 in connection
 with bridge
 fincnaing                                                              227,000

Net loss
                 --------------------------------------------------------------

BALANCE,
 MARCH 31, 2000    27,000   $ 2,700,000   15,126,017   $ 151,260   $ 66,387,130
                 ==============================================================



                                             Treasury Stock
                                       -------------------------     Total
                       Accumulated       Number         $0.01     Stockholders'
                         Deficit        of Shares      Par Value     Equity
                      ---------------------------------------------------------

BALANCE,
 SEPTEMBER 30,
 1999                 $(65,602,916)       22,500      $ (2,250)    $ 2,009,169

Issuance of
 common stock and
 warrants for
 proceeds from
 private placement                                                   1,353,000

Issuance of common
 stock in satisfaction
 of accrued
 liabilities                                                            44,055

Fair value of
 warrants issued
 in connection
 with bridge
 financing                                                             227,000

Net loss                  (301,948)                                   (301,948)
                      ---------------------------------------------------------

BALANCE,
MARCH 31, 2000        $(65,904,864)       22,500      $ (2,250)    $ 3,331,276
                      =========================================================




 The accompanying notes are an integral part of these consolidated financial statements.




                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                        Six Months Ended March 31,
                                       2000               1999
                                   -------------      -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                          $    (301,948)     $  (2,833,002)
 Adjustments to
  reconcile net
  loss to net
  cash used in
  operating
  activities:
    Depreciation
     and amortization                    139,070            678,401
    Gain on disposal
     of discontinued
     operations                                -         (1,100,000)
    Loss on sale of
     rehabilitation
     business                                  -          1,427,487
    Gain on sale of
     imaging business                          -            (12,670)
    Changes in operating
     assets and
     liabilities:
       Accounts receivable,
        net                                1,789            113,272
      Inventories                        (92,541)              (536)
      Other current assets                 5,391             25,903
      Other assets                       (13,331)                 -
      Accounts payable and
       accrued expenses                  168,802           (275,348)
                                   -------------      -------------
         Net cash used in
          operating activities           (92,768)        (1,976,493)
                                   -------------      -------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:

 Proceeds from sale of
  rehabilitation business                      -            266,438
 Proceeds from sale of
  imaging business                             -             12,670
 Proceeds from disposal
  of discontinued operations                   -          1,100,000
 Purchase of equipment,
  furniture and leasehold
  improvements                           (12,873)          (164,600)
                                   -------------      -------------
         Net cash provided by
          (used in) investing
          activities                     (12,873)         1,214,508
                                   -------------      -------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:

 Proceeds from stock issuance          1,353,000                  -
 Proceeds from issuance of debt          670,000            297,484
 Repayment of debt and capital
  lease obligations                     (642,346)          (733,325)
                                   -------------      -------------
         Net cash provided by
          (used in) financing
          activities                   1,380,654           (435,841)
                                   -------------      -------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             1,275,013         (1,197,826)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     116,068          1,791,476
                                   -------------      -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     $   1,391,081      $     593,650
                                   =============      =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

 Cash paid for interest
  during the period                $      61,856      $      12,727
                                   =============      =============



During the six months ended March 31, 2000, $44,055 of accrued expenses was converted to common stock of the company.

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

         Upon the merger (the "Opus Merger") between Opus and Caprius' newly formed wholly-owned subsidiary Caprius Merger Sub Inc., the Opus stockholders received an aggregate of 6,178,977 shares of Caprius Common Stock, par value
$.01 per share, which constituted approximately 45.6% of the outstanding shares after the Merger.

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

         In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast-imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

NOTE 3 - BRIDGE FINANCING
-------------------------

         Subsequent to the year ended September 30, 1999, the Company had secured short term bridge financing in the aggregate of $670,000. The bridge loan holders received interest on their loans together with warrants. These funds were primarily used to pay the Oxis Note. In April 2000, all of the bridge loans were repaid from the proceeds of the equity private placement.

NOTE 4 - CAPITAL TRANSACTIONS
-----------------------------

PREFERRED STOCK - SERIES B
--------------------------

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

EQUITY PRIVATE PLACEMENT
------------------------

         In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit.
Each unit was comprised of three shares of Common Stock, four Series A Warrants exercisable at $0.50 per share and are callable by the Company if the Common
Stock of the Company  trades above $3.00 for 15  consecutive  days, two Series B
Warrants exercisable at $0.75 per share and are callable by the Company if the Common Stock trades above $5.00 for 15 consecutive days. All of the warrants are exercisable for a period of five years.




NOTE 5 - PATENT INFRINGEMENT SETTLEMENT
---------------------------------------

         During  the six months  ended  March 31,  1999,  the  Company  received
$1,100,000 from a major MRI manufacturer to resolve outstanding patent issues unrelated to the patents protecting its Aurora technology.

NOTE 6 - RELATED PARTY TRANSACTION
----------------------------------

         The Company had an employment  agreement  with Jack Nelson (the "Nelson
Employment Agreement"),  employing him as Chairman of the Board, Chief Executive
Officer and Treasurer. The Agreement was originally entered into on December 20, 1995, whereby Mr. Nelson was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Nelson became employed full-time by the Company. The
Nelson Employment Agreement included an aggregate base salary of $258,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Opus Merger, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Nelson terminating the Nelson Employment
Agreement, terminating all options and he ceased serving as the Chairman and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Nelson is serving as a consultant to Caprius for a period of one year. Mr. Nelson received
$45,734 in cash as payment of deferred  compensation,  125,000 shares of Caprius
Common Stock, and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of The Strax Institute, and if not repaid by March 1, 2000, became secured by the assets of The Strax Institute. On April 4, 2000, the Note to Mr. Nelson together with all outstanding interest thereon was paid in full.
Mr. Nelson resigned as a Director of the Company on April 4, 2000.

         The Company had an  employment  agreement  with Enrique Levy (the "Levy
Employment  Agreement")  employing him as President and Chief Operating Officer.
The Levy Employment Agreement included an aggregate base salary of $247,500 with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Merger with Opus, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Levy terminating the Levy Employment
Agreement, terminating all options and he ceased serving as the President and Chief Operating Officer. Pursuant to the Severance Agreement, Mr. Levy is serving as a consultant to Caprius for a period of one year. Mr. Levy received
$43,789 as cash plus payment of deferred compensation, 100,000 shares of Caprius
Common Stock, and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of the Strax Institute, and if not repaid by March 1, 2000, became secured by the assets of The Strax Institute. On April 4, 2000, the Note to Mr. Levy together with all outstanding interest thereon was paid in full. Mr.
Levy resigned as a Director of the Company on April 4, 2000.




ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         RESULTS OF OPERATIONS


         Due to significant changes in the nature of operations of the Company during the past two years, comparisons of results of operations between years may not be meaningful.

         The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1999.

         Due to the sale of the rehabilitation business in March 1999 and the Aurora Technology in April 1999, many of the categories in the statements of operations for the three and six months ended March 31, 1999 will not be comparable with the three and six months ended March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


         Net patient service revenues totaled $377,532 for the three months ended March 31, 2000 versus $928,762 for the three months ended March 31, 1999.
Cost of operations totaled $344,804 for the three months ended March 31, 2000 versus $887,926 for the three months ended March 31, 1999. The decreases from 1999 to 2000 are primarily due to the sale of the rehabilitation business and the Aurora Technology, partially offset by the additional net patient revenues and operating expenses for the Strax Institute.

         Net product  sales  revenues for the three  months ended March  31,2000 totaled  $457,186.  The cost of goods for the Opus  business for this period was
$88,891  and is  included  in cost of  operations.  Due to the  product  mix and production  volumes,  the cost of goods for the three month  period to March 31,
2000 includes an additional credit from Opus' contract manufacturer. The Company acquired Opus' therapeutic drug monitoring products in June 1999.

          Selling, general and administrative expenses totaled $502,604 for the three months ended March 31, 2000 versus $1,142,589 for the three months ended
March 31, 1999. This decrease reflects the sale of the rehabilitation business and the Aurora Technology, a reduction in corporate overhead, as well as a shift in business focus to the Opus Diagnostics product line of therapeutic drug monitoring assays (TDM).

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         Net patient service  revenue totaled  $810,780 for the six months ended
March 31, 2000 versus $2,073,291 for the six months ended March 31, 1999. Cost of operations totaled $820,142 for the six months ended March 31, 2000 versus
$1,858,601 for the six months ended March 31, 1999. The decreases from 1999 to 2000 are primarily due to the sale of the rehabilitation business and the Aurora
Technology, partially offset by the additional net patient revenues and operating expenses for the Strax Institute.

         Net product sales revenues for the six months ended March 31, 2000 totaled $930,998. The cost of goods for the Opus business for this period was $290,859 and is included in cost of operations. The Company acquired Opus' therapeutic drug monitoring products in June 1999.

         Selling, general and administrative expenses totaled $1,167,776 for the six months ended March 31, 2000 versus $2,011,987 for the six months ended March
31, 1999. This decrease reflects the Company's efforts to streamline costs as well as the change in the business mix of the Company.




LIQUIDITY AND CAPITAL RESOURCES

         In March and April 2000 the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note 4 to the Financial Statements. The Company intends to utilize the funds for the repayements mentioned below and the balance for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company is currently pursuing efforts to identify additional funds through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. The Company is currently reviewing the possible disposition of the Strax Institute. The ability to secure commercial or other borrowings could be more difficult due to the Company's delisting from NASDAQ. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the September 30, 1999 financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

         Cash flows from financing activities increased significantly from the proceeds of the sale of Common Stock. There were no significant cash flows used in investing activities for the three months ended March 31, 2000. Net cash used in operations amounted to $92,768.

         During the year ended September 30, 1999, the Company funded its operations principally through the cash obtained from the sale of the Aurora technology business. Since the fiscal year end, the Company retained an investment banker and completed a series of short-term bridge loans aggregating
$670,000  through the issuance of loan notes due on April 17, 2000 and warrants.
These funds were primarily used to pay the Oxis Note. Upon the completion of the equity private placement in April 2000, the Company paid off the Notes due to Messers Nelson and Levy in the aggregate of $506,500 plus accrued interest, repaid the short term bridge loans of $670,000, and paid $233,250 in accrued compensation to two executive officers who purchased an aggregate of 50,000
$3.00 units in the equity private placement.


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




FORWARD LOOKING STATEMENTS

         The Company is including  the  following  cautionary  statement in this
Form 10-QSB to make applicable and take advantage of the safe harbor  provisions of the Private Securities  Litigation Reform Act of 1995 for any forward-looking statements  made by, or on behalf of, the  Company.  Forward-looking  statements include  statements  concerning plans,  objectives,  goals,  strategies,  future events or performance and underlying  assumptions and other statements which are other than statements of historical facts.  Certain statements  contained herein are forward-looking  statements and accordingly involve risks and uncertainties, which could cause  actual  results or outcomes to differ  materially  from those expressed in the forward-looking statements. The Company's expectations, beliefs and  projections  are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation,  management's examination of historical  operating  trends,  data  contained in the Company's  records and other data  available  from third  parties,  but there can be no assurance  that management's  expectation,  beliefs or projections will result or be achieved or accomplished.  In addition to other  factors  and  matters  discussed  elsewhere herein,  the following  are important  factors that, in the view of the Company, could cause  actual  results to differ  materially  from those  discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform,  including reimbursement programs,  capital needs to fund any delays or  extensions  of research  programs,  delays in new product development, lack of market acceptance of new technology based products, changes
in  governmental   regulations,   and  the  availability  of  capital  on  terms
satisfactory to the Company.  The Company disclaims any obligation to update any forward-looking  statements to reflect  events or  circumstances  after the date hereof.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         In Nicholas  Kessler by and through his  Guardian ad Litem,  Saundra J.
Kessler and Saundra J. Kessler  Plaintiffs vs. Caprius,  Inc.  formerly known as
Advanced Mammography Systems, Inc. Jack Nelson, an individual,  Defendants. Case
No.  SA CV  99-193  DOC  (EE)(U.S.D.C.  Central  District  of  California),  the
Plaintiffs, a mother and her minor son, presented eight claims for relief, including claims for violation of the Securities Act of 1933, violation for certain rules governing the sale of securities, for fraud, for negligent misrepresentation, for negligence, for rescission on behalf of both Plaintiffs and for breach of written contract. In March 1999, upon motion by the Defendants, the Court dismissed with prejudice the claims for violation of the Securities Act of 1933, violation for certain rules governing the sale of securities, for fraud, for negligent misrepresentation. The Plaintiffs have voluntarily dismissed their claims for rescission, leaving only the claims for negligence on behalf of the son and for breach of written contract on behalf of both Plaintiffs pending. In April 2000, the Defendants answered the Complaint, denying the remaining allegations, and they brought claims against Saundra
Kessler and her former husband, Paul Kessler for fraud, negligent misrepresentation, breach of written contract and for indemnity. Ms. Kessler has answered the claims brought by the Company and Mr. Nelson, by denying them, but Mr. Kessler has not yet done so.

         The parties had attempted to settle the claims but have not been able to achieve resolution. Due to the preliminary nature of this matter, the Company is unable to express an opinion as to its possible outcome.




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         The Company sold 451,000 units in an equity private placement in accordance with Section 4(2) of the Securities Act of 1933 (refer to Note 4 of the Notes to Consolidated Financial Statements.)

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

                                            Caprius, Inc.
                                            -------------
                                            (Registrant)



Date: May 15, 2000                          /s/George Aaron
                                            --------------------
                                            George Aaron
                                            President & Chief Executive Officer


Date:  May 15, 2000                         /s/Jonathan Joels
                                            --------------------
                                            Jonathan Joels
                                            Chief Financial Officer




                               EXHIBIT INDEX

    Exhibit             Description
    -------             -----------

      27                Financial Data Schedule


