Form 10-Q
period 2000-06-30
CAPRIUS INC
filed 2000-08-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

          [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

          Class                                   Outstanding at June 30, 2000
Common Stock. Par value $0.01                          16,384,714 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets - June 30, 2000 and
               September 30, 1999                                              3

               Consolidated Statements of Operations - for the three
               and nine months ended June 30, 2000 and 1999                    4

               Consolidated Statements of Stockholders' Equity - for
               the nine months ended June 30, 2000                             5

               Consolidated Statements of Cash Flows - for the nine
               months ended June 30, 2000 and 1999                             6

               Notes to Consolidated Financial Statements                      7


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              11
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              13

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      13

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               13


SIGNATURES                                                                    14


EXHIBIT INDEX

     27   Financial data Schedule                                             15

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30, 2000   September 30, 1999
                                                        ----------------- ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $     411,572     $     116,068
  Accounts receivable, net of reserve for bad debts
    of $25,669 at June 30, 2000 and September 30, 1999          512,624           537,510
  Inventories                                                   247,902           210,983
  Other current assets                                           24,510            91,723
                                                          --------------    --------------
    Total current assets                                      1,196,608           956,284
                                                          --------------    --------------

PROPERTY AND EQUIPMENT:
  Medical equipment                                             314,320           314,320
  Office furniture and equipment                                209,870           188,001
  Leasehold improvements                                            950               950
                                                          --------------    --------------
                                                                525,140           503,271
  Less:  accumulated depreciation                               242,776           151,348
                                                          --------------    --------------
    Net property and equipment                                  282,364           351,923
                                                          --------------    --------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $118,461
    at June 30, 2000 and $56,631 at September 30, 1999        1,531,721         1,593,551
  Other intangibles, net of accumulated amortization of
    $73,019 at June 30, 2000 and $18,255 at
    September 30, 1999                                        1,387,354         1,442,118
  Other                                                          22,644             9,314
                                                          --------------    --------------
    Total other assets                                        2,941,719         3,044,983
                                                          --------------    --------------
TOTAL ASSETS                                              $   4,420,691     $   4,353,190
                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $     348,821     $     342,204
  Accrued expenses                                              307,780           465,941
  Accrued compensation                                           77,564           652,153
  Current maturities of long-term debt and capital
    lease obligations                                           103,096           703,100
                                                          --------------    --------------
    Total current liabilities                                   837,261         2,163,398

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF
CURRENT MATURITIES                                              111,941           180,623
                                                          --------------    --------------
TOTAL LIABILITIES                                               949,202         2,344,021
                                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES                                      -                 -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares
    Issued and outstanding - Series A, none; Series B,
    convertible, 27,000 shares at June 30, 2000 and
    September 30, 1999.
    Liquidation preference $2,700,000                         2,700,000         2,700,000
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued - 16,384,714 shares at June 30, 2000
    and 13,548,017 shares at September 30, 1999                 163,847           135,480
  Additional paid-in capital                                 67,068,068        64,778,855
  Accumulated deficit                                       (66,458,176)      (65,602,916)
  Treasury stock (22,500 common shares, at cost)                 (2,250)           (2,250)
                                                          --------------    --------------
    Total stockholders' equity                                3,471,489         2,009,169
                                                          --------------    --------------
TOTAL LIABILITIES                                         $   4,420,691     $   4,353,190
                                                          ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended   For the Nine Months Ended
                                                             June 30,                    June 30,
                                                        2000          1999          2000          1999
                                                    ------------- ------------- ------------- -------------
REVENUES:
  Net patient service revenues                      $    350,806  $    436,915  $  1,161,586  $  2,510,206
  Net product sales                                      464,760          -        1,395,758          -
                                                    ------------- ------------- ------------- -------------
    Total revenues                                       815,566       436,915     2,557,344     2,510,206
                                                    ------------- ------------- ------------- -------------

OPERATING EXPENSES:
  Cost of operations                                     398,139       308,719     1,218,281     2,167,320
  Selling, general and administrative                    741,440     1,331,377     1,909,216     3,343,364
  Research and development                                  -             -             -          496,480
  Provision for bad debt and collection costs                  4         3,083         1,442       117,617
  Loss on sale of imaging business                          -             -             -           12,670
  Loss on sale of rehabilitation business                   -           33,634          -        1,461,121
  Loss on sale of Aurora Technology                         -        2,096,057          -        2,096,057
                                                    ------------- ------------- ------------- -------------
    Total operating expenses                           1,139,583     3,772,870     3,128,939     9,694,629
                                                    ------------- ------------- ------------- -------------
    Operating loss from continuing operations           (324,017)   (3,335,955)     (571,595)   (7,184,423)

Interest income                                            5,884         7,599        13,370        33,441
Interest expense                                        (235,179)       (8,542)     (297,035)     (127,918)
Other income                                                -             -             -            9,000
                                                    ------------- ------------- ------------- -------------
  Loss from continuing operations before provision
  for income taxes                                      (553,312)   (3,336,898)     (855,260)   (7,269,900)

Provision for income taxes                                  -             -             -             -
                                                    ------------- ------------- ------------- -------------
  Loss from continuing operations                       (553,312)   (3,336,898)     (855,260)   (7,269,900)

Income on disposal of discontinued operation                -             -             -        1,100,000
                                                    ------------- ------------- ------------- -------------
  Net loss                                          $   (553,312) $ (3,336,898) $   (855,260) $ (6,169,900)
                                                    ============= ============= ============= =============
Income (loss) per basic and diluted common share:
  Loss from continuing operations                         $(0.04)       $(0.44)       $(0.06)       $(0.98)
  Income on disposal of discontinued operation               -             -             -            0.15
                                                    ------------- ------------- ------------- -------------
  Net loss per share                                      $(0.04)       $(0.44)       $(0.06)       $(0.83)
                                                    ============= ============= ============= =============
Weighted average number of common shares
  outstanding, basic and diluted                      15,726,185     7,572,743    14,302,650     7,437,442
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

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                          Preferred Stock           Common Stock
                                      ------------------------------------------------- Additional
                                         Number                  Number                  Paid-in
                                        of Shares   Amount      of Shares    Amount      Capital
                                      -------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999               27,000  $  2,700,000  13,548,017  $  135,480  $64,778,85

Issuance of common stock and
warrants for proceeds from private
placement                                                        1,950,000      19,500   1,930,500

Issuance of common stock in
satisfaction of accrued liabilities                                225,000       2,250      41,805

Issuance of common stock in satisfaction
of accrued class action settlement                                 425,000       4,250      78,073

Issuance of common stock in exchange
for services                                                       236,697       2,367      11,835

Fair value of warrants issued in
connection with bridge financing                                                           227,000


Net loss
                                      -------------------------------------------------------------
BALANCE, JUNE 30, 2000                    27,000  $  2,700,000  16,384,714  $  163,847 $67,068,068
                                      =============================================================

                                                       Treasury Stock
                                                   ---------------------    Total
                                       Accumulated   Number             Stockholders'
                                         Deficit    of Shares   Amount      Equity
                                      ------------------------------------------------
BALANCE, SEPTEMBER 30, 1999            $(65,602,916)  22,500  $  (2,250)  $  2,009,169

Issuance of common stock and
warrants for proceeds from private
placement                                                                    1,950,000

Issuance of common stock in
satisfaction of accrued liabilities                                             44,055

Issuance of common stock in satisfacti
of accrued class action settlement                                              82,323

Issuance of common stock in exchange
for services                                                                    14,202

Fair value of warrants issued in
connection with bridge financing                                               227,000


Net loss                                   (855,260)                          (855,260)
                                      -------------------------------------------------
BALANCE, JUNE 30, 2000                 $(66,458,176)  22,500  $  (2,250)  $  3,471,489
                                      =================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended June 30,
                                                                   2000              1999
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $    (855,260)    $  (6,169,900)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Discount on Bridge Financing                                    227,000              -
    Depreciation and amortization                                   208,022           717,230
    Gain on disposal of discontinued operations                        -           (1,100,000)
    Loss on sale of Aurora Technology                                  -            2,096,057
    Loss on sale of rehabilitation business                            -            1,461,121
    Loss on sale of imaging business                                   -               12,670
    Changes in operating assets and liabilities:
      Accounts receivable, net                                       24,886            70,672
      Inventories                                                   (36,919)           (2,780)
      Other current assets                                           17,213            53,565
      Other assets                                                  (13,330)             -
      Accounts payable and accrued expenses                        (585,553)         (158,881)
                                                              --------------    --------------
        Net cash used in operating activities                    (1,013,941)       (3,020,246)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Payment received on note receivable                                50,000              -
  Proceeds from sale of rehabilitation business                        -              712,804
  Proceeds from disposal of discontinued operations                    -            1,100,000
  Proceeds from sale of Aurora Technology                              -              952,367
  Cash used in Opus merger                                             -             (681,400)
  Purchase of equipment, furniture and leasehold improvements       (21,869)         (163,920)
                                                              --------------    --------------
      Net cash provided by (used in) investing activities            28,131         1,919,851
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          1,950,000              -
  Proceeds from issuance of debt                                    670,000           297,484
  Repayment of debt and capital lease obligations                (1,338,686)         (790,339)
                                                              --------------    --------------
      Net cash provided by (used in) financing activities         1,281,314          (492,855)
                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                295,504        (1,593,250)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      116,068         1,791,476
                                                              --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     411,572     $     198,226
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period                    $      70,035     $      44,115
                                                              ==============    ==============

  During the nine months ended June 30, 2000, $140,580 of accrued expenses was converted to common stock of the company.


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

          The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the "Warrant"), exercisable after six months for a period of five years. This note was secured by substantially all assets of Opus. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius Common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999. As of December 8, 1999, the principal sum due under the Oxis Note was paid in full and under an Amended and Restated Warrant, a warrant for 617,898 shares of Caprius Common Stock was issued, exercisable at $.0875 per share in replacement of the Warrant.

          George Aaron and Jonathan Joels formed Opus in 1999 for the purpose of effecting the Opus Merger and the Oxis Purchase Agreement.

          Opus produces and sells 14 diagnostic assays, calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Pursuant to the Oxis Purchase Agreement, Opus acquired the assets relating to the Oxis reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus through September 30, 2000. The operations of Opus are classified under the TDM Business segment.

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

          In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast-imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that treats approximately 15,000 patients per year offering x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The operations of Strax are classified under the Imaging and Rehabilitation Services business segment.

NOTE 3 - BRIDGE FINANCING
-------------------------

          Subsequent to the year ended September 30, 1999, the Company had secured short term bridge financing in the aggregate of $670,000. The bridge loan holders received interest on their loans together with warrants. These funds were primarily used to pay the Oxis Note. Prior to June 30, 2000, all of the previously outstanding bridge loans were repaid from the proceeds of the equity private placement, see Note 4.

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

EQUITY PRIVATE PLACEMENT
------------------------

          On April 27, 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit. Each unit was comprised of three shares of Common Stock, four Series A Warrants exercisable at $0.50 per share and callable by the Company if the Common Stock of the Company trades above $3.00 for 15 consecutive days, two Series B Warrants exercisable at $0.75 per share and callable by the Company if the Common Stock trades above

$5.00 for 15 consecutive days. All of the warrants are exercisable for a period of five years. As part of the equity private placement, Shrikant Mehta, one of the principal investors, and Sanjay Mody, a designee of Shrikant Mehta, were appointed to the Company's Board of Directors.

NOTE 5 - PATENT INFRINGEMENT SETTLEMENT
---------------------------------------

          In August 1996, the Company's Board of Directors adopted a formal plan to discontinue its Imaging Systems business segment. The segment was accounted for as a discontinued operation in accordance with APB 30; which among other provisions, requires the plan of disposal to be carried out within one year. The Company's estimated loss on disposal was less than anticipated resulting in income in fiscal 1998 amount to approximately $107,000. In December 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues related to the discontinued business segment, which is included in income on disposal of discontinued operation for the nine months ended June 30, 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

          The Company had an employment agreement with Jack Nelson (the "Nelson Employment Agreement"), employing him as Chairman of the Board, Chief Executive Officer and Treasurer. The Agreement was originally entered into on December 20, 1995, whereby Mr. Nelson was employed by both the Company and AMS. Effective with the AMS Merger, Mr. Nelson became employed full-time by the Company. The Nelson Employment Agreement included an aggregate base salary of $258,500, with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Opus Merger, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Nelson terminating the Nelson Employment Agreement, terminating all options and he ceased serving as the Chairman and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Nelson was serving as a consultant to Caprius for a period of one year. Mr. Nelson received $45,734 in cash as payment of deferred compensation, 125,000 shares of Caprius Common Stock, and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of The Strax Institute, and if not repaid by March 1, 2000, becoming secured by the assets of The Strax Institute. On April 4, 2000, the Note to Mr. Nelson together with all outstanding interest thereon was paid in full. Mr. Nelson resigned as a Director of the Company on April 4, 2000.

          The Company had an employment agreement with Enrique Levy (the "Levy Employment Agreement") employing him as President and Chief Operating Officer. The Levy Employment Agreement included an aggregate base salary of $247,500 with any additional increases in base salary thereafter being instituted by the Board of Directors. Upon the Merger with Opus, effective June 28, 1999, Caprius entered into a Severance Agreement with Mr. Levy terminating the Levy Employment Agreement, terminating all options and he ceased serving as the President and Chief Operating Officer. Pursuant to the Severance Agreement, Mr. Levy was serving as a consultant to Caprius for a period of one year. Mr. Levy received $43,789 as cash plus payment of deferred compensation, 100,000 shares of Caprius Common Stock, and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined therein). As of December 28, 1999, this severance obligation was converted into a Note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of the Strax Institute, and if not repaid by March 1, 2000, becoming secured by the assets of The Strax Institute. On April 4, 2000, the Note to Mr. Levy together with all outstanding interest thereon was paid in full. Mr. Levy resigned as a Director of the Company on April 4, 2000.

NOTE 7 - INDUSTRY SEGMENTS
--------------------------

          The Company operations are classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM" Business).

          The following table shows sales, operating loss from continuing operations and other financial information by industry segment:

                                      IMAGING AND
                                     REHABILITATION       TDM
                                        SERVICES        BUSINESS    CONSOLIDATED
                                        --------        --------    ------------
Three months ended June 30, 2000
--------------------------------
Sales                                 $    350,806   $    464,760   $   815,566
                                      =============  =============  ============
Loss from continuing operations       $    (73,884)  $   (479,428)  $ ( 553,312)
                                      =============  =============  ============
Identifiable assets at June 30, 2000  $ 1, 158,175   $  3,262,516   $ 4,420,691
                                      =============  =============  ============

Three months ended June 30, 1999
--------------------------------
Sales                                 $    436,915   $          -   $   436,915
                                      =============  =============  ============
Loss from continuing operations       $ (3,336,898)  $          -   $(3,336,898)
                                      =============  =============  ============
Identifiable assets at June 30, 1999  $  1,421,826   $  2,835,635   $ 4,257,461
                                      =============  =============  ============

Nine months ended June 30, 2000
-------------------------------
Sales                                 $  1,161,586   $  1,395,758   $ 2,557,344
                                      =============  =============  ============
Loss from continuing operations       $   (155,120)  $   (700,140)  $  (855,260)
                                      =============  =============  ============

Nine months ended June 30, 1999
-------------------------------
Sales                                 $  2,510,206   $          -   $ 2,510,206
                                      =============  =============  ============
Loss from continuing operations       $ (7,269,900)  $          -   $(7,269,900)
                                      =============  =============  ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          Due to significant changes in the nature of operations of the Company during the past two years, comparisons of results of operations between years may not be meaningful.

          The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 1999.

          Due to the sale of the rehabilitation business in March 1999 and the Aurora Technology in April 1999, many of the categories in the statements of operations for the three and nine months ended June 30, 1999 will not be comparable with the three and nine months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

          Net patient service revenues totaled $350,806 for the three months ended June 30, 2000 versus $436,915 for the three months ended June 30, 1999. Cost of operations totaled $398,139 for the three months ended June 30, 2000 versus $308,719 for the three months ended June 30, 1999.

          Net product sales for the three months ended June 30, 2000 totaled $464,760. The cost of goods for the Opus business for this period was $161,216 and is included in cost of operations. The Company acquired Opus' therapeutic drug monitoring products in June 1999.

          Selling, general and administrative expenses totaled $741,440 for the three months ended June 30, 2000 versus $1,331,377 for the three months ended June 30, 1999. This decrease reflects the sale of the rehabilitation business and the Aurora Technology, a reduction in corporate overhead, as well as a shift in business focus to the Opus Diagnostics product line of therapeutic drug monitoring assays (TDM).

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

          Net patient service revenues totaled $1,161,586 for the nine months ended June 30, 2000 versus $2,510,206 for the nine months ended June 30, 1999. Cost of operations totaled $1,218,281 for the nine months ended June 30, 2000 versus $2,167,320 for the nine months ended June 30, 1999. The decreases from 1999 to 2000 are primarily due to the sale of the rehabilitation business and the Aurora Technology, partially offset by the additional net patient service revenues and operating expenses for the Strax Institute.

          Net product sales for the nine months ended June 30, 2000 totaled $1,395,758. The cost of goods for the Opus business for this period was $452,074 and is included in cost of operations. Due to the product mix and production volumes, the cost of goods for the nine month period ended June 30, 2000 includes an additional credit from Opus' contract manufacturer. The Company acquired Opus' therapeutic drug monitoring products in June 1999.

          Selling, general and administrative expenses totaled $1,909,216 for the nine months ended June 30, 2000 versus $3,343,364 for the nine months ended June 30, 1999. This decrease reflects the Company's efforts to streamline costs as well as the change in the business mix of the Company.

LIQUIDITY AND CAPITAL RESOURCES

          On April 27, 2000 the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in
Note 4 to the Financial Statements. The Company utilized the funds for the repayments mentioned below and is using the balance for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company is currently reviewing the possible disposition of the Strax Institute. The Company continues to pursue additional capital through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. The ability to secure equity financing could be more difficult due to the Company's Common Stock being traded on the OTC Bulletin Board. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the September 30, 1999 financial statements contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

          Cash flows from financing activities increased significantly from the proceeds of the sale of Common Stock. There were no significant cash flows used in investing activities for the nine months ended June 30, 2000. Net cash used in operations for the nine months ended June 30, 2000 amounted to $963,942.

          During the year ended September 30, 1999, the Company funded its operations principally through the cash obtained from the sale of the Aurora technology business. Since the fiscal year end, the Company retained an investment banker and completed a series of short-term bridge loans aggregating $670,000 through the issuance of loan notes due on April 17, 2000 and warrants. These funds were primarily used to pay the Oxis Note. Upon the completion of the equity private placement in April 2000, the Company paid off the Notes due to Messers Nelson and Levy in the aggregate of $506,500 plus accrued interest representing termination amounts due to them, repaid the short term bridge loans of $670,000, and paid $233,250 in accrued compensation to two executive officers who then subscribed for a total of 50,000 $3.00 units in the equity private placement.

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

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, a change in the manufacturer for the Company's products, for changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in new product development, lack of market acceptance of new technology based products, changes in governmental regulations, and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          In the case of Nicholas Kessler by and through his Guardian ad Litem, Saundra J. Kessler and Saundra J. Kessler Plaintiffs vs. Caprius, Inc. formerly known as Advanced Mammography Systems, Inc., Jack Nelson, an individual, Defendants, Case No. SA CV 99-193 DOC (EE)(U.S.D.C. Central District of California), on August 8, 2000, the Plaintiffs and Defendants orally agreed to enter into a settlement agreement whereby each party would grant the other a full release with respect to all present and future claims related to this matter. Upon execution and subsequent court approval of the settlement agreement, the Company will issue 25,000 shares of its common stock and grant warrants exercisable for three years at $.25 per share to purchase 60,000 shares of its common stock to each of Sandra Kessler and Nicholas Kessler (through his Guardian ad Litem).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

          The Company sold 650,000 units in an equity private placement in a transaction claim exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof and regulation D thereunder. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports of Form 8-K

     On April 28, 2000, the Company filed a Form 8-K reporting in Item 5 thereof that it had completed a private placement offering in which it sold 650,000 units and received gross proceeds of $1,950,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Caprius, Inc.
                                        -------------
                                        (Registrant)



Date:  August   , 2000                  /s/George Aaron
              --                        -----------------------------
                                        George Aaron
                                        President & Chief Executive Officer


Date:  August   , 2000                  /s/Jonathan Joels
              --                        -----------------------------
                                        Jonathan Joels
                                        Chief Financial Officer