Form 10KSB
period 2000-09-30
CAPRIUS INC
filed 2001-01-16
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     (Mark one)
                    X    Annual Report Pursuant to Section 13 or 15 (d) of the
                  -----  Securities Exchange Act of 1934
                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                                      -----
                         Transition Report Pursuant to Section 13 or 15 (d) of
                  -----  the of the Securities Exchange Act of 1934

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

 Securities to be registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $ .01 per Share
                      Warrants for purchase of Common Stock
                      -------------------------------------
                                (Title of Class)

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

     Revenues for the fiscal year ended September 30, 2000:  $3,398,582

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 15, 2000:
$ 1,693,732

     The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on December 15, 2000: 16,412,214 shares


--------------------------------------------------------------------------------
                   Documents Incorporated by Reference:  None
       Transitional Small Business Disclosure Format:  Yes     No  X
                                                           ---    ---

                                      INDEX

                                                                        Page No.


PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   7
Item 4.   Submission of Matters to a Vote of Securities Holders               7


PART II
Item 5.   Market for Common Equity and Related Stockholder Matters            8
Item 6. Management's Discussion and Analysis of Financial Conditions and 9 Results of Operations
Item 7.   Financial Statements                                               11
Item 8. Changes In and Disagreements with Accountants on Accounting and 11 Financial Disclosure


PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; 12 Compliance with Section 16 (a) of the Exchange Act.
Item 10.  Executive Compensation                                             15
Item 11.  Security Ownership of Certain Beneficial Owners and Management     16
Item 12.  Certain Relationships and Related Transactions                     18
Item 13.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                   25

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

     Upon the June 1999 merger (the "Opus Merger") between Opus and Caprius' merger subsidiary, the Opus stockholders received an aggregate of 6,178,977 shares of Caprius Common Stock, par value $.01 per share, which then constituted approximately 45.6% of the outstanding shares after the Merger.

     The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc. ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the Oxis "Warrant"), exercisable after six months for a period of five years. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius Common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999. As of December 8, 1999, the principal sum due under the Oxis Note was paid in full, and an Amended and Restated Oxis Warrant for 617,898 shares of Caprius Common Stock exercisable at $.0875 per share was issued. On November 10, 2000, Oxis exercised the Warrant.

     George Aaron and Jonathan Joels formed Opus in 1999 for the purpose of effecting the Opus Merger and the Oxis Purchase Agreement, and upon the Opus Merger they became executive officers and directors.

     Opus produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. Under the terms of the Oxis Health Products (Oxis) asset purchase agreement, Opus acquired from Oxis the assets relating to its know-how, patent, trademark and distribution network for the diagnostic assay business. Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus through December 31, 2000.

     On April 27, 2000, Caprius completed a private placement offering (April Placement) in which it sold 650,000 units and received gross proceeds of $1,950,000. Caprius offered the units at a price of $3.00 per unit, with each unit consisting of (i) three shares of common stock, $.01 par value, of the Company, (ii) four redeemable Series A Warrants and (iii) two redeemable Series B Warrants. Each Series A Warrant gives the holder the right to purchase one share of common stock at a price of $.50 and is exercisable for five years. Each Series B Warrant gives the holder the right to purchase one share of common stock at a price of $.75 and is exercisable for five years. Approximately $1,400,000 of the proceeds from the placement was used to repay outstanding indebtedness and accrued liabilities, including accrued salaries, and the balance is being used for working capital.

     As part of the agreements with the principal investors in the April Placement, Shrikant Mehta, one of the principal investors and Sanjay Mody a designee of the principal investors, were appointed to the Board of Directors. Pursuant to the terms of the Placement, Mr. Mehta and Mr. Mody replaced Jack Nelson and Enrique Levy as directors of the Company.

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

     In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that performs approximately 25,000 procedures per year comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

THERAPEUTIC DRUG MONITORING BUSINESS

     Therapeutic drug monitoring (TDM) is a tool to assess medication efficacy and safety of a given therapeutic drug in human body fluids, usually blood. This is critical for drugs that have a narrow range between therapeutic and toxic doses, such as digoxin and theophylene. Diagnostic kits that monitor serum levels to detect specific amounts of the therapeutic changes in the blood permit physicians to individualize therapeutic regimens for optimal patient benefit. The TDM kits sold by Opus generally are prescribed by physicians for their patients and then used in hospitals and labs. TDM combines the knowledge of pharmaceuticals, pharmacotherapy, pharmacokinetics and pharmacodynamics.

     Besides providing a method to continually evaluate effective therapeutic regimens, periodic evaluations of blood serum concentrations can help to identify problems with medication compliance. This is of particular importance in patients taking drugs for chronic conditions. With the trend towards promoting outpatient therapy and self-treatment, physicians need an independent evaluation of treatment. This is of particular importance with young children who do not readily accept the importance of medication. Later in adolescence, compliance is affected, among other issues, by a wish to demonstrate independence or even denial of a disease. Elderly patients are also in need of compliance evaluation.

     Opus Diagnostics sells a comprehensive line of assays for TDM, consisting of 14 assays, their calibrators and controls. The line of products includes two proprietary and exclusive tests; one to monitor Topiramate, a drug developed by Johnson & Johnson, and the other Teicoplanin, developed by Aventis.

     Our TDM products are sold under the trademark INNOFLUOR(R), which was acquired from Oxis. These products are designed to test the following medications:

                              ANTI-ASTHMATIC
                              --------------

                              Theophylline

                              ANTIARRHYTHMIC ASSAYS
                              ---------------------

                              Digoxin
                              Digitoxin
                              Quinidine

                              ANTIEPILEPTIC ASSAYS
                              --------------------

                              Carbamazepine
                              Phenobarbital
                              Phenytoin
                              Topiramate
                              Valproic Acid

                              ANTIBACTERIAL ASSAYS
                              --------------------

                              Amikacin
                              Gentamicin
                              Teicoplanin
                              Tobramycin
                              Vancomycin

     Opus competes with a variety of companies, many of which are considerably larger than Opus in the area of therapeutic drug monitoring. Among its competitors are Abbott Laboratories, Roche Diagnostics, Inc. and Sigma, Inc. Opus attempts to compete in its pricing of its kits. Both the Topiramate and Teicoplanin kits do not experience competition as the Company enjoys exclusivity on each.

     The Company determined that in order to remain cost efficient and to optimize the return on the use of its assets, it will contract its Research & Development to third parties. This strategy of using outside contractors extends also to manufacturing. Since there are numerous companies in the business of OEM manufacturing, it is the Company's intention to utilize this capacity for the manufacture of its products. This will eliminate the need to invest capital and will also permit the Company to maintain a low head count. Currently, all of the Company's manufacturing services have been contracted to Oxis International under a manufacturing contract which expired on September 30, 2000. The Company and Oxis International agreed to extend this contract until December 31,2000. The Company is currently negotiating a manufacturing agreement with another party. The Company does not intend, at this stage, to manufacture its goods in house unless volume or other considerations would make it necessary to do so.

     The Company intends to expand its product portfolio utilizing the TDM line as a marketing platform. In anticipation of new products that would require FDA regulatory approval, the Company consults with a law firm specializing in health care regulatory affairs and, where appropriate, the Company will patent any intellectual properties as they have in the past. Management has initiated discussions with several major drug companies to develop tests to monitor serum levels of certain of their drugs, and on November 13, 2000, Opus entered into a Development and License Agreement with Novartis Pharma AG, effective October 15, 2000, to develop and market internationally an assay to monitor Certican(TM). Certican(TM) is a Novartis drug candidate and is presently in the Phase III clinical trial process, as required by the FDA. When cleared by the FDA, Certican(TM) will be used initially to treat renal transplant patients. The Opus test to measure Certican is expected to be used regularly to monitor blood levels of the drug, guiding physicians as to correct dosage and patient compliance.

     Opus entered into an exclusive distribution agreement with Polymedco, Inc. to market the INNOFLUOR(R) products within the United States. Internationally, Opus distributes its products through distributors in 17 countries. There is an ongoing program to expand the distribution channels of the Company, with special emphasis on the international market. Approximately 60% of the sales are international. All sales, including international, are invoiced in U.S. dollars.

THE STRAX INSTITUTE BUSINESS

     The Strax Institute (Strax) was founded in 1979 to provide comprehensive breast care for patients. In July 1998, we acquired Strax, as part of our strategy to utilize and integrate our existing breast imaging technology with that of Strax and create an installed base for this business. Strax specializes in comprehensive breast care utilizing several imaging modalities. It specializes in comprehensive breast care utilizing several imaging modalities and a high level of hands-on patient care. Strax performs all imaging and diagnostic services in-house, including x-ray mammography, screening ultrasound, ultrasound, stereotactic biopsies, as well as performing bone densitometry to monitor osteoporosis. In addition, Strax administers in-house all patient screening, scheduling, billing and collections, managed care contracts, transcriptions, medical records and accounting and bookkeeping for its business.

     The Strax Institute is located in Lauderhill, Florida and performs more than 25,000 procedures annually. Strax specializes in comprehensive breast care utilizing three state-of-the-art Mammography Imaging Modalities (two Lorad units and one General Electric unit) and two Ultrasound Imaging Units, one of which is equipped with a color doppler (General Electric and Diasonics). For diagnostic purposes Strax is equipped with a Fisher Stereotactic Biopsy Unit. With the addition of a Halogic bond Densitometry Table, Strax is identified as a Specialized Women's Imaging Center. The Infocure Computer System (previously known as the Radman) allows Strax the convenience of an interactive database and electronic filing to all third party payers.

     The healthcare market in which The Strax Institute operates is beneficial for the services offered. Within its geographical area are a high percentage of elderly female patients, a substantial number of whom are repeat patients. This geographical area has a growing population base.

     The opportunities available to increase volume and profitability at Strax are designed around programs and initiatives to expand patient volume and particularly to increase the revenues obtained per patient. The purchase of a new ultrasound unit equipped with color doppler allows the Strax Institute to offer "stroke prevention" imaging and bundle this procedure together with the annual mammogram and bone densitometry tests directed to the same patient. The Company is currently evaluating the strategic alternatives for the Strax Institute.

EMPLOYEES

     As of December 15, 2000, the Company's breast imaging business had a staff of 17 full-time employees, including 1 senior manager, plus 2 part-time employees.

     As of December 15, 2000, the diagnostic business had 7 full-time employees, including 3 senior managers.

     None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

ITEM 2.   PROPERTIES

     The Company leases 2,758 square feet of office space in Fort Lee, New Jersey for sales and administrative personnel pursuant to a lease that expired on June 30, 2000 at a base monthly rental of approximately $6,665.

     The Company leases 8,400 square feet for its comprehensive breast-imaging center in Lauderhill, Florida, pursuant to a lease with current monthly base rental payment of $ 9,527. The lease expires on January 31, 2004.

ITEM 3.   LEGAL PROCEEDINGS

     In the case of Nicholas Kessler by and through his Guardian ad Litem, Saundra J. Kessler and Saundra J. Kessler Plaintiffs vs. Caprius, Inc. formerly known as Advanced Mammography Systems, Inc., Jack Nelson, an individual, Defendants, Case No. SA CV 99-193 DOC (EE)(U.S.D.C. Central District of California), as of August 1, 2000, the Plaintiffs and Defendants entered into a Settlement Agreement and mutual release of all claims whereby each party would grant the other a full release with respect to all present and future claims related to this matter. On September 11, 2000, the court approved of the Settlement Agreement and the Company issued 25,000 shares of its Common Stock and granted warrants exercisable for three years at $.25 per share to purchase 60,000 shares of its Common Stock to each of Sandra Kessler and Nicholas Kessler (through his Guardian ad Litem), and the mutual releases became effective.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has traded on the OTC Bulletin Board under the symbol CAPR since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market. From November 10, 1997, upon the Merger with AMS, until the close of business on June 7, 1999, the Common Stock traded on the NASDAQ Small Cap Market under the symbol "CAPR". Trading in the Warrants (NASDAQ:
CAPRW) commenced on August 31, 1995, after the closing of the merger with Medical Diagnostics, Inc. Prior to the AMS Merger, the Warrants traded under the symbol "ANMRW". The Warrants are now listed on the OTC Bulletin Board under the symbol CAPRW.

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

               Common Stock                              High            Low
                                                         ----            ---

               2000  (year ended September 30, 2000)
                      Fourth Quarter                   $0.4531        $ 0.2188
                      Third Quarter                     0.8750          0.2500
                      Second Quarter                    1.1250          0.0938
                      First Quarter                     0.1562          0.0625

               1999   (year ended September 30, 1999)
                      Fourth Quarter                   $0.3125        $ 0.1250
                      Third Quarter                     2.0000          0.1250
                      Second Quarter                    0.4375          0.0625
                      First Quarter                     1.0625          0.2500


     The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

     On September 30, 2000, there were approximately 1,650 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2000 and 1999.

GENERAL

     Due to significant changes in the nature of operations of the Company in June 1999, comparisons of results of operations between the past two years may not be meaningful.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Net patient service revenue at Strax totaled $1,479,000 for the year ended September 30, 2000 ("Fiscal 2000") versus $2,883,000 for the year ended September 30, 1999 ("Fiscal 1999"). Cost of service operations totaled $965,000 for Fiscal 2000 versus $1,973,000 for Fiscal 1999. The decreases from Fiscal 1999 to Fiscal 2000 are due to the sale of the Aurora Technology and the rehabilitation business, partially offset by the additional net patient revenues and operating expenses for the Strax Institute.

     Included in revenues for Fiscal 2000 are $1,920,000 of net sales revenues for Opus therapeutic drug monitoring assays versus $391,000 for Fiscal 1999. The cost of operations for the Opus business for Fiscal 2000 was $620,000 versus $107,000 for the prior year. The Company acquired Opus' therapeutic drug monitoring products in June 1999 and therefore the results for the Fiscal 1999 reflect only a three-month period.

     Included in interest expense for Fiscal 2000 is the sum of $227,000. This represents a non-cash charge for the discount on the Bridge Loans which were issued and repaid during Fiscal 2000.

     During Fiscal 2000, the Company paid Notes together with all outstanding interest to Messrs. Nelson and Levy who resigned as Officers in 1999 and Directors in 2000.

     Selling, general and administrative expenses totaled $2,628,000 for Fiscal 2000 versus $4,482,000 for Fiscal 1999. This decrease reflects the sale of Aurora Technology and the rehabilitation business as well as a shift in business focus to the Opus Diagnostics product line of therapeutic drug monitoring assays
(TDM).

     Research and development expenses totaled $16,000 for Fiscal 2000 versus $496,000 for fiscal 1999. This decrease reflects the sale of the Aurora Technology that took place in April1999.

     Loss on sale of the rehabilitation business of $1,461,000 in Fiscal 1999 reflects the accounting for the disposition of the rehabilitation center to Medical Diagnostics and Rehabilitation, LLC.

     Loss on the sale of the Aurora Technology of $2,096,000 in Fiscal 1999 reflects the loss on the sale of the Aurora Technology to Pacific Republic Capital Corp.

     The operating loss from continuing operations totaled $833,000 for Fiscal 2000 versus $7,503,000 for Fiscal 1999. This decrease reflects the shift in business operations from the Aurora Technology to the TDM product line.

LIQUIDITY AND CAPITAL RESOURCES

     In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements. The Company utilized the net funds for the repayments mentioned below and the balance is being used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company is currently reviewing the possible disposition of the Strax Institute. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. The ability to secure commercial or other borrowings has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful, and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 2000 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     Cash flows from financing activities increased significantly from the proceeds of the sale of Common Stock. There were no significant cash flows used in investing activities for Fiscal 2000. Net cash used in operations for the year ended Fiscal 2000 amounted to $1,038,610.

     During Fiscal 1999, the Company funded its operations principally through the cash obtained from the sale of the Aurora technology business. Since Fiscal 2000, the Company retained an investment banker and completed a series of short-term bridge loans aggregating $670,000 through the issuance of loan notes due on April 17, 2000 and warrants. These funds were primarily used to pay a note issued in connection with the Oxis transaction. Upon the completion of the April Placement, the Company paid off the Notes due to Messrs. Nelson and Levy in the aggregate of $506,500 plus accrued interest, representing termination amounts due to them, repaid the short term bridge loans of $670,000, and paid $233,000 in accrued compensation to two executive officers who had purchased an aggregate of 50,000 $3.00 units in the April Placement.

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

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of development programs, delays in new product development, lack of market acceptance of new technology based products, changes in governmental regulations, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.   FINANCIAL STATEMENTS

                                                                          PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               NUMBER
------------------------------------------                               ------

     Independent Auditors' Report                                          F-2

     Consolidated Balance Sheets at September 30, 2000 and 1999            F-3

     Consolidated Statements of Operations for the years ended
     September 30, 2000 and 1999                                           F-4

     Consolidated Statements of Stockholders' Equity for years
     ended September 30, 2000 and 1999                                     F-5

     Consolidated Statements of Cash Flows for the years ended
     September 30, 2000 and 1999                                           F-6

     Notes to Consolidated Financial Statements                    F-7 to F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

     As of December 15, 2000, the directors and executive officers of the Company were:

Name                          Age            Position
----                          ---            --------

George Aaron                  48             Chairman of the Board,
                                             President & Chief Executive Officer

Jonathan Joels                44             Chief Financial Officer, Treasurer,
                                             Secretary & Director

Elliott Koppel                56             VP Sales & Marketing

Shrikant Mehta                56             Director

Sanjay Mody (1)(2)            41             Director

Robert Spira, MD (1)(2)       51             Director

Sol Triebwasser, Ph.D. (1)(2) 78             Director

--------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation/Option Committee

     The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:

     GEORGE AARON. Mr. Aaron has been Chairman of the Board, President and CEO
     ------------
of the Company since June 1999. He also served as a Director on the Board of the Company from 1992 until 1996. From 1992 to 1998, Mr. Aaron was the co-Founder and CEO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. of which he remains a Director. Mr. Aaron also serves on the Board of Directors of Peptor Limited which had acquired Portman Pharmaceuticals. From 1983 to 1988, Mr. Aaron was the Founder and CEO of Technogenetics Inc. (a diagnostic company). Prior to 1983, Mr. Aaron was Founder and Partner in the Portman Group, Inc. and headed international business development at Schering Plough. Mr. Aaron is a graduate of the University of Maryland.

     JONATHAN JOELS. Mr. Joels has been CFO, Treasurer and Secretary of the
     --------------
Company since June 1999. From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. Mr. Joels' previous experience included serving as a principal in Portman Group, Inc., CFO of London & Leeds Corp. and Chartered Accountant positions with both Ernst & Young and Hacker Young between 1977 and 1981. Mr. Joels qualified and was admitted as a Chartered Accountant to the Institute of Chartered Accountants in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London.

     SHRIKANT MEHTA. Mr. Mehta was appointed to the Board of Directors in June
     --------------
2000. He has been President and CEO of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1979. He has also served on the Board of Directors of various private companies. Mr. Mehta has a BS in Electrical

Engineering from Case Institute of Technology and an MS in Electrical Engineering from Wayne State University.

     SANJAY MODY. Mr. Mody was appointed to the Board of Directors in June 2000.
     -----------
Currently he is the President of a private company involved with website and portal development, WebPulse Consulting, Inc., a position he has held since October 1999. He is also a director of another public company, Distinctive Devices, Inc., a position he has held since March 2000. From July 1996 to February 2000, he served as a Vice President of Investment Advisory at Laidlaw Global Securities, Inc. From 1995 to 1996, he was a Financial Advisor at Morgan Stanley Dean Witter.

     ELLIOTT KOPPEL. Mr. Koppel has been VP of Marketing and Sales of the
     --------------
Company since June 1999. From 1996 to June 1999 he served as CEO of ELK Enterprises, a consulting and advertising company for the Medical Device industry. From 1993 to 1996, he was VP Sales and Marketing for Clark Laboratories Inc. From 1992 to 1993, Mr. Koppel was Director of the Immunology Business Unit at Schiapparelli BioSystems. From 1990 to 1992, he was VP of Sales and Marketing at Enzo BioChem. From 1986 to 1990, Mr. Koppel was VP of Clinical Sciences, Inc. Between 1974 and 1986 he held the positions of Sales Representative, Regional Manager, and International Marketing Manager at Warner Lambert Diagnostics. Prior to 1974 Mr. Koppel was Sales Representative and Product Manager with Ortho Diagnostics. Mr. Koppel has BS in Commerce from Rider University.

     ROBERT SPIRA, M.D., F.A.C.P. Dr. Spira was Vice Chairman of the Company
     ---------------------------
from February 1994 to June 1999. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School, a past president of both the New Jersey Society for Gastrointestinal Endoscopy and the New Jersey Society of Gastroenterology.

     SOL TRIEBWASSER, PH.D. Until 1996, Dr. Triebwasser was Director of
     ---------------------
Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights New York and currently a Research Staff member emeritus. Since receiving his Ph.D. in physics from Columbia in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

     Mr. Aaron and Mr. Joels are brothers-in-law, and Mr. Mehta is the uncle of Mr. Mody.

     The Board of Directors met, either in person or telephonically, seven times in fiscal 2000. Each of the Directors attended or participated in 75% or more of the meetings.

     The Board of Directors has standing Audit and Compensation/Option
Committees.

     The Audit Committee reviews with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met twice during fiscal 2000.

     The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. The
Compensation/Option Committee met twice during fiscal 2000.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company are not paid any fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. Although non-employee directors do not receive Board fees, they are entitled to options to purchase shares of the Company's common stock. Prior to the new fiscal year beginning on October 1, 1999, each person who became a member of the Board was granted options to purchase 15,000 shares of common stock at the then fair market price. Thereafter, a director was granted options to purchase 10,000 shares annually if that person had been a director of the Company for more than six months. In October 1999, the non-employee directors were given the right to receive (i) options for 50,000 shares of common stock or (ii) options for 25,000 shares of common stock and $5,000, which options would be exercisable for five years and at the market price at time of grant. The Company is currently reviewing our policies regarding the granting of options to directors and intends to have new policies in place shortly. Pursuant to the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan"), which was amended in December 1997, the number of shares available under the 1993 Directors Plan has been increased to 200,000 shares. On October 14, 1999, the Company granted to each Robert Spira and Sol Triebwasser under the 1993 Directors Plan options for 25,000 shares of common stock, a third of which will exercisable each year, beginning a year after the grant date, at $0.25 per share, for a period of ten years from the date of grant.

COMPLIANCE WITH SECTION 16 (A)
------------------------------

     Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2000, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2000.

               ANNUAL COMPENSATION                          LONG TERM COMPENSATION
               -------------------                          ----------------------

                                                            Awards           Payouts
                                                            ------           -------
                                                                      Securities
                                                 Other    Restricted  Underlying
Name and                                         Annual     Stock       Options    LTIP     All Other
Principal                   Salary     Bonus  Compensation  Award(s)     SARs     Payouts  Compensation
Position          Year       ($)        ($)       ($)        ($)         (#)        ($)        ($)
--------------- --------- ---------- -------- ----------- ---------- ----------- --------- -----------
George           2000       160,000     -0-       -0-        -0-       118,500      -0-        -0-
Aaron            1999 (1)    41,306
President/CEO
--------------- --------- ---------- -------- ----------- ---------- ----------- --------- -----------
Jonathan Joels   2000       112,000     -0-       -0-        -0-       100,000      -0-        -0-
CFO              1999 (2)    28,844
--------------- --------- ---------- -------- ----------- ---------- ----------- --------- -----------

(1) Mr. Aaron was appointed by the Board effective June 28, 1999 as President and CEO.
(2) Mr. Joels was appointed by the Board effective June 28, 1999 as CFO, Treasurer and Secretary.

     As of September 30,2000, the Company does not have any outstanding employment agreements with any of our employees. However, the Company intends to enter into employment agreements with Mr. Aaron and Mr. Joels, employing them as President and CEO and as Treasurer and Chief Financial Officer, respectively, for a term ending September 30, 2003, at annual base salaries of $160,000 and $112,000, respectively with an additional $1,000 per month and $750 per month, respectively, for automobile expenses. In addition, it is contemplated that each would receive bonuses based upon certain milestones yet to be determined, and would be eligible for discretionary bonuses as determined by the Compensation Committee. Under the contemplated employment agreements, should the termination of Mr. Aaron and Mr. Joels result from a change in control of the Company, as defined in their respective employment agreements, the termination payment for the individual terminated would be 2.99 times his annual base salary over the shorter of the past three years or the time accrued under his current employment agreement.

     During Fiscal 2000, the Company paid Notes together with all outstanding interest to Messrs. Nelson and Levy who resigned as Officers in 1999 and Directors in 2000.

     The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

-------------------------------------------------------------------------------------------------
OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                            Potential Realized
                                                                 Value at
                          Individual                          Assumed Annual
                            Grants                             Rates of Stock   Alternative to
                                                             Price Appreciation  (f) and (g)
                                                               for Option Term  Grant Date Value

  (a)            (b)         (c)          (d)        (e)       (f)      (g)          (h)
                            % of
               Number of    Total
  Name         Securities  Options/
               Underlying    SARS       Exercise                                  Grant
                Options/  Granted to    on Base   Expiration                      Date
                  SARs    Employee(s)    Price       Date     5% ($)   10% ($)   Present
               Granted(#)  in Fiscal    ($/Sh)                                    Value $
                             Year
-------------------------------------------------------------------------------------------------
George Aaron      -0-        -0-          -0-        -0-       -0-     -0-           -0-

-------------------------------------------------------------------------------------------------

                                  FISCAL YEAR END OPTION VALUE

                           NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                         OPTIONS AT SEPT. 30, 2000      AT SEPT. 30, 2000
NAME                     EXERCISABLE/UNEXERCISABLE       EXERCISABLE ($)
----                     -------------------------       ---------------

George Aaron                        0                         $-0-


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation/Option Committee are Robert Spira, M.D., F.A.C.P., and Sol Triebwasser, Ph.D. and Sanjay Mody, none of who is an executive officer or employee of the company or its subsidiaries. The Compensation Committee met during Fiscal 2000 to review executive compensation and obtained approval from the Board of Directors for changes to executive compensation.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 15, 2000, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                               Amount and Nature   Percentage of
Name of                  Position with         of Beneficial       Common
Beneficial Owner         Company               Ownership (1)       Stock
--------------------------------------------------------------------------------
George Aaron             Chairman of the       3,398,889(2)        19.4%
                         Board; Chief
                         Executive Officer;
                         President

Jonathan Joels           Director; Chief       3,283,239(3)        19.2%
                         Financial Officer;
                         Treasurer;
                         Secretary

Elliott Koppel           VP Sales &              311,000(4)          *
                         Marketing

Shrikant Mehta           Director              4,100,000(5)         7.3%

Sanjay Mody              Director               500,000 (6)          *

Robert Spira, M.D.       Director                39,000 (7)          *

Sol Triebwasser, Ph.D.   Director                42,500 (8)          *

All executive officers and                    11,700,628(9)        45.9%
Directors as a group (7
persons)

---------------------------
*       Less than one percent (1%).

1. Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2000 pursuant to stock options, warrants and convertible securities.

2. Includes (i) 7,050 shares in retirement accounts, (ii) 193,750 shares subject to warrants, (iii) 960,000 shares as trustee for his children (iv) 100 shares jointly owned with his wife and (v) 18,500 shares underlying options presently exercisable and excludes 100,000 shares underlying options, which are currently not exercisable.

3. Includes (i) 960,000 shares as trustee for his children and (ii) 133,750 shares subject to warrants and excludes 100,000 shares underlying options, which are currently not exercisable.

4. Includes (i) 11,000 shares subject to warrants and (ii) 300,000 shares subject to options.

5. Includes (i) 2,400,000 shares subject to warrants and (ii) 500,000 shares subject to options.

6.   Includes 500,000 shares subject to options.

7. Includes 39,000 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 1,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

8. Includes 42,500 shares underlying options presently exercisable granted the 1993 Directors Plan and excludes 1,500 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

9. Includes (i) 2,749,500 shares subject to warrants and (ii) 1,399,500 shares subject to options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2000, Messrs. Aaron, Joels and Koppel loaned $25,000, $25,000 and $20,000, respectively to the Company in order to facilitate shipment of sales products from Oxis. These loans were repayable at the earlier of 90 days or upon the closing of a securities placement, and bore interest at the rate of 12% per annum, payable on maturity. In addition, for each $1.00 principal amount loaned, the Company granted a warrant to purchase .55 shares of common stock at an exercise price of $1.00 per share exercisable for five years. These loans were repaid in April 2000, and Caprius granted to the three persons warrants to purchase an aggregate of 38,500 shares of Common Stock.

     In consideration of their participation in the April Placement, the Company separately agreed to give the principal investors (including Mr. Mehta, who subsequently became a director) in the placement preemptive rights for a period of three years with respect to their interest in the Company, such that, to the extent of their current interest in the Company, these principal investors each have the right to participate in any sale, for cash, by the Company of Common Stock or shares of preferred stock or other securities that are exercisable for, convertible into or exchangeable for shares of Common Stock in a private placement transaction the Company may enter into pursuant to the exemption from registration under Regulation D of the Securities Act of 1933, subject to certain exceptions.

     The Company also agreed to provide these principal investors with most favorable investors rights, such that if any greater rights are received by the holders of the next rounds of equity financing by the Company occurring within one year after the date of purchase, subject to certain exceptions, the Company would put the principal investors in the same position as the holders of any subsequent investments. Furthermore, in the event that any subsequent investment is at a price per share of less than the equivalent of $0.722 per share of Common Stock (i.e., less than $0.722 per share of equity security, (including exercise price, if any) exercisable for or convertible into one share of Common Stock), then the Company would issue to Mr. Mehta, without additional consideration, the number of shares of Common Stock that he would have received if he had made his investment in the April Placement on the terms of any subsequent investment within the year.

     Additionally, in consideration for his participation in the April Placement, the Company separately agreed to grant Mr. Mehta options to purchase 500,000 shares of Common Stock, exercisable at $1.00 per share for a period of three years. Mr. Mody, who subsequently became a director, received an option to purchase 500,000 shares of Common Stock, exercisable at $1.00 per share for a period of three years, in connection with his services in procuring investors for the April Private Placement.

     Upon the Opus merger, the Company entered into Severance and Consulting Agreements (the "Severance Agreement") with Jack Nelson and Enrique Levy, who were Chairman/Chief Executive Officer and President/Chief Operating Officer, respectively, and directors, and terminated their employment and commenced consulting arrangements for a period of one year. Pursuant to his Severance Agreement, Mr. Nelson received $45,734 in cash as payment of deferred compensation and 125,000 shares of Common Stock in Fiscal 1999, and was to have received a $258,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined in his severance agreement). On December 28, 1999, this severance obligation was converted into a note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of the Strax Institute, and if not repaid by March 1, 2000, became secured by the assets of the Strax. On April 4, 2000, the note to Mr. Nelson together with all outstanding interest thereon was paid in full. Mr. Nelson resigned as a director.

     Pursuant to his Severance Agreement, Mr. Levy received $43,789 in cash plus payment of deferred compensation, 100,000 shares of Common Stock, and was to have received a $247,500 payment upon the earlier of December 28, 1999 or the consummation of a Business Transaction (as defined in his severance agreement). On December 28, 1999, this severance obligation was converted into a note repayable on September 1, 2000 subject to mandatory repayment from the proceeds of the sale of the Strax Institute, and if not repaid by March 1, 2000, became secured by the assets of the Strax Institute. On April 4, 2000, the note to Mr. Levy together with all outstanding interest thereon was paid in full, and Mr. Levy resigned as a director.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits, including those incorporated by reference.

Exhibit No.    Description
----------     -----------

2.1 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, Medial Diagnostics, Inc. ("Strax"), Strax Acquisition Corporation and US Diagnostic Inc. (incorporated by reference to Exhibit 1 to Registrant's Form 8-K filed January 23,
               1997).

2.2 Agreement and Plan of Merger, dated as of June 23, 1997, among Registrant, ANMR/AMS Merger Corp. and Advanced Mammography Systems, Inc. ("AMS") (incorporated by reference to Annex A to the Joint Proxy Statement Prospectus that formed part of Registrant's Registration Statement of Form S-4 filed on October 9, 1997 ("Registrant's Form S-4")).

2.3 Agreement and Plan of Merger dated as of June 28, 1999 among Registrant, Caprius Merger Sub, Opus Diagnostics Inc. ("Opus"), George Aaron and Jonathan Joels (incorporated by reference to
               Exhibit 2.1 to Registrant's Form 8-K, filed July 1, 1999 (the "July 1999 Form 8-K")).

2.4 Agreement and Plan of Merger among Opus, Aaron, Joels, Caprius and Merger Sub dated as of June 28, 1999. (incorporated by reference to Exhibit 2.2 to the July 1999 Form 8-K).

2.5 Asset Purchase Agreement among Opus, Oxis and Oxis International Inc. (solely for the purposes of Article 10 thereof) dated as of June 28, 1999 (incorporated by reference to Exhibit 2.4 to the July 1999 Form 8-K).

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

3.5 Certificate of Designation of Series A Preferred Stock of the Registrant (incorporated by reference to the Registrant's Form 8-K, filed on March 31, 1996.

3.6 Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K, filed September 2, 1997).

3.7 Certificate of Merger, filed on June 28, 1999 with the Secretary of State of the State of Delaware. (Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 28, 1999).

3.8 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).

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

4.3.1 Form of Supplemental Agreement relating to Registrant's assumption of obligations under the Warrant Agreement between First Albany Corporation and Janney Montgomery Scott, Inc. (incorporated by reference to Exhibit 4.3.1 to Registrant's Form S-4).

4.3.2 Form of Supplemental Agreement relating to Registrant's assumption Obligations under the Warrant Agreement between Strax and Jacob by reference to Exhibit 4.3.2 to Registrant's Form S-4).

4.4 Form of Warrant Certificate, dated as of March 6, 1994, issued to Dominick & Dominick Incorporated (incorporated by reference to
               Exhibit 4.4 to Registrant's Form S-4).

4.5 Warrant issued to Oxis Health Products, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's July 1999 Form 8-K).

4.6            Form of Warrant regarding Registrant's Bridge Financing in
               December 1999.

4.7 Form of Warrant issued to certain employees in connection with the Registrant's Employee Bridge Financing in March 2000.

4.8 Form of Series A Warrant from the Registrant's April 2000 private placement of Units (the "April Private Placement"). (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed April 28, 2000 (the "April 2000 Form 8-K")).

4.9            Form of Series B Warrant from the April Private Placement.
               (incorporated by reference to Exhibit 10.3 to Registrant's April 2000 Form 8-K).

4.10* Form of Warrant issued to each of Sandra Kessler and Nicholas Kessler, by and through his Guardian ad litem (collectively the "Claimants"), in connection with the Settlement Agreement among the Registrant, the Claimants and others in August 2000.

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

10.4.1 Registration Rights Agreement, dated August 18, 1997, between Registrant and General Electric Company ("GE") (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed September 2, 1997).

10.4.2 Stockholders Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.3 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.4 License Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.5.1 Employment Agreement between Registrant and Jack Nelson dated as of December 6, 1993 (incorporated by reference to Exhibit 10.5 filed with the ANMR 1994 Form 10-K).

10.5.2 Severance and Consulting Agreement dated as of June 28, 1999 between Registrant and Nelson (incorporated by reference to Exhibit 10.4 to the Registrant's July 1999 Form 8-K).

10.5.3 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Nelson. (incorporated by reference to Exhibit
               10.16.1 to Registrant's September 1999 Form 10-KSB).

10.6.1 Employment Agreement among Registrant, Advanced Mammography Systems, Inc. ("AMS") and Enrique Levy dated September 17, 1995 (incorporated by reference to Exhibit 10.6 to Registrants ANMR September 1995 Form 10-K)

10.6.2 Severance and Consulting Agreement between Registrant and Levy, dated as of June 28, 1999 (incorporated by reference to Exhibit
               10.5 to the Registrant's July 1999 Form 8-K).

10.6.3 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Enrique Levy. (incorporated by reference to Exhibit 10.16.2 to Registrant's September 1999 Form 10-KSB).

10.6.4 Form of Security Agreement, dated as of December 28, 1999, by Registrant to Enrique Levy as Agent. (incorporated by reference to Exhibit 10.16.3 to Registrant's September 1999 Form 10-KSB).

10.7.1 Key Employment Agreement between MVA Rehabilitation Associates and Eric T. Shebar, M.D. dated as of January 31, 1995 (incorporated by reference to Exhibit 10(b) to Strax's Form 8-K filed on February 15, 1995 (File No. 0-19736)).

10.7.2 Settlement Agreement, General Release and Covenant Not to Sue ("Agreement") between MVA Rehabilitation Associates, Strax Rehab Inc. Middlesex MRI Center and Eric T. Shebar, M.D., dated December 27, 1999. (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-KSB filed on January 20, 2000 for the year ending September 31, 1999 (the "September 1999 Form 10-KSB")].

10.8 Amended and Restated Agreement of Partnership of MVA Rehabilitation Associates (incorporated by reference to Exhibit 10(a) to Strax's Form 8-K filed on February 15, 1995).

10.10 Interest Transfer Agreement by and among Middlesex MRI Center Inc. ("Middlesex") and Strax Rehab Inc. and Medical Diagnostics and Rehabilitation, LLC ("MDR") the sole general partners of MVA Rehabilitation Associates ("MVA") for the transfer of Middlesex and MDR's partnership interests in MVA.(incorporated by Reference to Exhibit 2.1 to Registrant's Form 8-K dated March 11, 1999).

10.11 Asset Purchase Agreement between Registrant and Pacific Republic Capital Corp. for the sale of Aurora breast scanner technology related assets (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated April 27, 1999).

10.12.1 Asset Purchase Agreement dated as of June 28, 1999, among Opus, Oxis Health Products, Inc. and Oxis International, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's July 1999 Form 8-K).

10.12.2 Secured Promissory Note of Opus issued to Oxis Health Products, Inc. in the initial principal amount of $565,000 (incorporated by reference to Exhibit 10.1 to Registrant's July 1999 Form 8-K).

10.12.3 Services Agreement, dated as of June 30, 1999, between Opus and Oxis Health Products, Inc. (incorporated by reference to Exhibit
               10.3 to Registrant's July 1999 Form 8-K).

10.13 Promissory Notes issued for bridge loan in the aggregate amount of $600,000 (November 1999 and December 1999). (incorporated by reference to Exhibit 10.15 to Registrant's September 1999 Form 10-KSB).

10.14.1 Form of Stock Purchase Agreement regarding the April Private Placement. (incorporated by reference to Exhibit 10.1 to Registrant's April 2000 Form 8-K).

10.14.2 Letter Agreement, dated March 27, 2000, between the Company and certain purchasers. (incorporated by reference to Exhibit 10.4 to Registrant's April 2000 Form 8-K).

10.14.3 Letter Agreement, dated March 29, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.5 to Registrant's April 2000 Form 8-K).

10.15 Form of Subscription Agreement regarding Registrant's December 1999 Bridge Financing [incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form SB-2, File No. 333-02222(the "2000 Form SB-2")].

10.16 Form of Option granted to Sanjay Mody with respect to the April Private Placement (incorporated by reference to Exhibit 10.16 to Registrant's 2000 Form SB-2)

10.17 Form of Option granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit
               10.17 to Registrant's 2000 Form SB-2).

10.18 Form of Settlement Agreement between the Registrant and the Claimants dated August 8, 2000 (incorporated by reference to
               Exhibit 10.17 to Registrant's 2000 Form SB-2).

21*            List of Company's subsidiaries.

23.1*          Consent of BDO Seidman, LLP, independent public accountants.

27*            Financial Data Schedule

------------------------
*  Filed herewith

(b)  Reports on Form 8-K:
          None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of January 2001.

CAPRIUS, INC.

By: /s/ Jonathan Joels
    -----------------------------------
    Jonathan Joels, CFO,
    Treasurer & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ George Aaron              Chairman of the Board,             Jan. 16, 2001
------------------------      President & CEO
George Aaron


/s/ George Aaron              Director, CFO, Treasurer           Jan. 16, 2001
------------------------      & Secretary
Jonathan Joels


/s/ Sanjay Mody               Director                           Jan. 16, 2001
------------------------
Sanjay Mody


/s/ Robert Spira              Director                           Jan. 16, 2001
------------------------
Robert Spira, M.D., F.A.C.P.


/s/ Sol Triebwasser           Director                           Jan. 16, 2000
------------------------
Sol Triebwasser, Ph.D.

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

Notes to Consolidated Financial Statements                          F-7 to F-17

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Caprius, Inc.

     We have audited the accompanying consolidated balance sheets of Caprius, Inc and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred substantial losses in recent years which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             /s/BDO Seidman, LLP
                                                             -------------------
                                                                BDO Seidman, LLP
Boston, Massachusetts
November 10, 2000

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2000  September 30, 1999
                                                                ------------------  ------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $       349,998     $      116,068
     Accounts receivable, net of reserve for bad debts of
       $26,000 at September 30, 2000 and September 30, 1999              503,922             537,510
     Inventories                                                         283,683             210,983
     Other current assets                                                  8,661              91,723
                                                                 ----------------    ----------------
        Total current assets                                           1,146,264             956,284
                                                                 ----------------    ----------------

PROPERTY AND EQUIPMENT:
     Medical equipment                                                   317,718             314,320
     Office furniture and equipment                                      217,583             188,001
     Leasehold improvements                                                  950                 950
                                                                 ----------------    ----------------
                                                                         536,251             503,271
     Less:  accumulated depreciation                                     275,299             151,348
                                                                 ----------------    ----------------
        Net property and equipment                                       260,952             351,923
                                                                 ----------------    ----------------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $139,071
        at September 30, 2000 and $56,631 at September 30, 1999        1,511,111           1,593,551
     Other intangibles, net of accumulated amortization of
        $91,273 at September 30, 2000 and $18,255 at
        September 30, 1999                                             1,369,100           1,442,118
     Other                                                                22,644               9,314
                                                                 ----------------    ----------------
        Total other assets                                             2,902,855           3,044,983
                                                                 ----------------    ----------------
TOTAL ASSETS                                                     $     4,310,071     $     4,353,190
                                                                 ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $       403,681     $       342,204
     Accrued expenses                                                    460,152             465,941
     Accrued compensation                                                 35,861             652,153
     Current maturities of long-term debt and capital
       lease obligations                                                 105,174             703,100
                                                                 ----------------    ----------------
        Total current liabilities                                      1,004,868           2,163,398

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
NET OF CURRENT MATURITIES                                                 84,070             180,623
                                                                 ----------------    ----------------

TOTAL LIABILITIES                                                      1,088,938           2,344,021
                                                                 ----------------    ----------------

COMMITMENTS AND CONTINGENCIES                                               -                   -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
        Authorized - 1,000,000 shares
        Issued and outstanding - Series A, none; Series B,
        convertible, 27,000 shares at September 30, 2000
        and September 30, 1999.
        Liquidation preference $2,700,000                              2,700,000           2,700,000
     Common stock, $.01 par value
        Authorized - 50,000,000 shares
        Issued - 16,434,714 shares at September 30, 2000
        and 13,548,017 shares at September 30, 1999                      164,347             135,480
     Additional paid-in capital                                       67,081,568          64,778,855
     Accumulated deficit                                             (66,722,532)        (65,602,916)
     Treasury stock (22,500 common shares, at cost)                       (2,250)             (2,250)
                                                                 ----------------    ----------------
        Total stockholders' equity                                     3,221,133           2,009,169
                                                                 ----------------    ----------------
 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $     4,310,071     $     4,353,190
                                                                 ================    ================

        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years ended September 30,
                                                              ---------------------------------
                                                                    2000                1999
                                                              --------------       -------------
REVENUES:
     Net patient service revenues                             $   1,478,875        $  2,882,818
     Net product sales                                            1,919,707             391,373
                                                              --------------       -------------
         Total revenues                                           3,398,582           3,274,191
                                                              --------------       -------------
OPERATING EXPENSES:
     Cost of service operations                                     965,290           1,972,777
     Cost of product sales                                          620,432             106,836
     Selling, general and administrative                          2,627,935           4,482,038
     Research and development                                        15,563             496,480
     Provision for bad debts and collection costs                     2,062             149,297
     Loss on sale of imaging business                                     -              12,670
     Loss on sale of rehabilitation business                              -           1,461,121
     Loss on sale of Aurora Technology                                    -           2,096,057
                                                              --------------       -------------
         Total operating expenses                                 4,231,282          10,777,276
                                                              --------------       -------------
         Operating loss from continuing operations                 (832,700)         (7,503,085)

Interest income                                                      17,749              33,939
Interest expense                                                   (304,665)           (135,482)
Other income                                                              -               9,000
                                                              --------------       -------------
     Loss from continuing operations                             (1,119,616)         (7,595,628)

Income on disposal of discontinued operation                              -           1,100,000
                                                              --------------       -------------
     Net loss                                                 $  (1,119,616)       $ (6,495,628)
                                                              ==============       =============

Income (loss) per basic and diluted common share:

     Loss from continuing operations                                 $(0.08)             $(0.85)
     Income on disposal of discontinued operation                         -                0.12
                                                              --------------       -------------
     Net loss per share                                              $(0.08)             $(0.73)
                                                              ==============       =============

Weighted average number of common shares outstanding,
     basic and diluted                                           14,907,896           8,971,411
                                                              ==============       =============


       The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock      Common Stock                                Treasury Stock
                                  ----------------------------------------- Additional             -------------------    Total
                                   Number               Number     $0.01     Paid-in   Accumulated  Number     $0.01  Stockholders'
                                  of Shares  Amount   of Shares  Par Value   Capital     Deficit   of Shares Par Value    Equity
                                  -------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998        27,000  $2,700,000  7,369,040  $ 73,690 $63,561,672 $(59,107,288)  22,500  $(2,250) $ 7,225,824

Issuance of common stock
related to Opus merger               -           -     6,178,977    61,790   1,217,183         -        -        -       1,278,973

Net loss                             -           -          -         -           -      (6,495,628)    -        -      (6,495,628)
                                  -------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999        27,000   2,700,000 13,548,017   135,480  64,778,855  (65,602,916)  22,500   (2,250)   2,009,169

Issuance of common stock and
 warrants for proceeds from private
 placement                           -           -     1,950,000    19,500   1,930,500         -        -        -       1,950,000

Issuance of common stock in
satisfaction of accrued liabilities  -           -       225,000     2,250      41,805         -        -        -          44,055

Issuance of common stock in
 connection with class action        -           -       425,000     4,250      78,073         -        -        -          82,323

Issuance of common stock in
 connection with KSH Investment
 Group agreement                     -           -       236,697     2,367      11,835         -        -        -          14,202

Issuance of common stock in
  connection with legal settlement   -           -        50,000       500      13,500         -        -        -          14,000

Fair value of warrants issued in
connection with bridge financing     -           -           -        -        227,000         -        -        -         227,000

Net loss                             -           -          -         -           -      (1,119,616)    -        -      (1,119,616)
                                 --------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000        27,000  $2,700,000 16,434,714 $ 164,347 $67,081,568 $(66,722,532)  22,500  $(2,250)  $3,221,133
                                 ==================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended September 30,
                                                                2000            1999
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $ (1,119,616)   $ (6,495,628)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Discount on Bridge Financing                                 227,000            -
    Depreciation and amortization                                279,409         787,389
    Gain on disposal of discontinued operations                     -         (1,100,000)
    Loss on sale of Aurora Technology                               -          2,096,057
    Loss on sale of rehabilitation business                         -          1,461,121
    Gain on sale of imaging business                                -            (12,670)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                    33,588        (204,907)
      Inventories                                                (72,700)       (213,763)
      Other assets                                                19,732         147,617
      Accounts payable and accrued expenses                     (406,023)        252,856
                                                           --------------  --------------
        Net cash used in operating activities                 (1,038,610)     (3,281,928)
                                                           --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Payment received on note receivable                             50,000            -
  Proceeds from sale of rehabilitation business                     -            762,804
  Proceeds from sale of equipment                                   -             13,693
  Proceeds from sale of imaging business                            -             12,670
  Proceeds from disposal of discontinued operations                 -          1,100,000
  Proceeds from sale of Aurora Technology                           -            952,367
  Cash used in Opus merger                                          -           (522,940)
  Purchase of equipment, furniture and leasehold improvements    (32,981)        (12,803)
                                                           --------------  --------------
        Net cash provided by investing activities                 17,019       2,305,791
                                                           --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                       1,950,000            -
  Proceeds from issuance of debt                                 670,000         140,216
  Repayment of debt and capital lease obligations             (1,364,479)       (839,487)
                                                           --------------  --------------
        Net cash provided by (used in) financing activities    1,255,521        (699,271)
                                                           --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             233,930      (1,675,408)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     116,068       1,791,476
                                                           --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $    349,998    $    116,068
                                                           ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period                  $     77,665    $     38,112
                                                           ==============  ==============
  Common stock issued in Opus merger                        $       -       $  1,278,973
                                                           ==============  ==============
  Additions to capital leases                               $       -       $    215,676
                                                           ==============  ==============

  During the year ended September 30, 2000, $154,580 of accrued expenses was converted to common stock of the company.


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

     The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) payable on November 30, 1999, and a warrant granting Oxis the right to acquire up to 10% equity interest in Opus (on a pre-Merger basis) (the "Warrant"), exercisable after six months for a period of five years. This note is secured by substantially all assets of Opus. Upon the Opus Merger, the Warrant became exercisable for 617,898 shares of Caprius Common Stock at an exercise price equal to 80% of the average bid and asked prices for the Common Stock for the five trading days immediately preceding December 28, 1999. As of December 8, 1999, the principal sum due under the Oxis Note was paid in full and under an Amended and Restated Warrant, a warrant for 617,898 shares of Caprius Common Stock was issued, exercisable at $.0875 per share in replacement of the Warrant. On November 10, 2000 Oxis exercised the warrant.

     George Aaron and Jonathan Joels formed Opus in 1999 for the purpose of effecting the Opus Merger and the Oxis Purchase Agreement.

     Opus produces and sells 14 diagnostic assays, calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Pursuant to the Oxis Purchase Agreement, Opus acquired the assets relating to the Oxis reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis is manufacturing the products of the TDM Business of Opus through December 31, 2000.

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

     In March 1999, the Company transferred its interest in its rehabilitation center to an unrelated limited liability company in exchange for $900,000, of which $850,000 was paid as of September 30, 1999, with the balance paid in fiscal year 2000. In addition, the acquiring group assumed certain liabilities totaling approximately $400,000. The cash received of $900,000 was used in part to pay a balance of approximately $372,000 to the former owner of the center, which was the remaining amount due from the Company's acquisition of its interest in the center.

     In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that provides various services, including x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses in recent years which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company had available cash and cash equivalents of $349,998 at September 30, 2000. The Company intends to utilize the funds for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits. The Company also intends to pursue efforts to identify additional funds through various funding options including bridge loans, banking facilities and equity offerings. The ability to secure commercial or other borrowings could be more difficult due to the Company's delisting from NASDAQ. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.

(NOTE B) - Summary of Significant Accounting Policies
-----------------------------------------------------

     [1] Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     [2] Revenue recognition

     The breast imaging center recognizes revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMO's and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided.

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

     Equipment under capital lease is stated at the lower of the fair market value or the net present value of the minimum lease payments at the inception of the lease. Capitalized lease equipment is amortized over the term of the lease or the estimated useful life.

     Asset Classification                              Useful Lives
     --------------------                              ------------

     Medical and other equipment                       5-8 years
     Office furniture and equipment                    3-5 years
     Other equipment                                   5 years
     Leasehold improvements                            Term of lease


     [6] Goodwill and other intangibles

     At September 30, 2000 and September 30, 1999, Goodwill results from the excess of cost over the fair value of net assets acquired related to the Opus Diagnostics business and to The Strax Institute. Other intangibles include trademarks, technical know how and distributor agreements. Goodwill and other intangibles are amortized on a straight-line basis over twenty years. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows.

     [7] Net loss per share

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

     [10] Recent pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 and 137. (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 and SFAS No. 137 require companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has no derivatives and does not expect the pronouncement to materially effect future financial statements and disclosures.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's current revenue recognition policies and practices are materially consistent with this statement. SAB101 is required to be implemented no later than the fourth quarter of fiscal year 2001.

     [11] Industry Segments

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance (see Note K).

     [12] Concentration of Credit Risk and Significant Customers

     Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. Although collateral is not required, the Company periodically reviews its accounts receivable and provides estimated reserves for potential credit losses.

     The Company currently buys all of its' medical diagnostic assays from one supplier. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

(NOTE C) - Acquisitions (See also NOTE J)
-----------------------------------------

     Effective June 28, 1999, the Company merged with Opus Diagnostics Inc. coincident with the closing of the asset purchase agreement between Opus and Oxis Health Products, Inc. As consideration related to the purchase, the Company paid $500,000 in cash, issued a secured promissory note in the amount of $586,389 and a warrant for up to 10% equity interest in Opus. The Company issued 6,178,977 shares of the Company's common stock to the shareholders of Opus Diagnostics Inc., related to the merger of the companies. The asset purchase agreement was accounted for under the purchase method of accounting. Costs in excess of net assets of approximately $930,000 are being amortized over 20 years. Other intangibles in the sum of $1,369,100 and $1,442,118, which include assets relating to the Oxis reagent patent and trademark and distribution network for the TDM business, are included in the accompanying consolidated balance sheets as of September 30, 2000 and 1999, respectively.

     The consolidated statements of operations and cash flows for the year ended September 30, 2000 includes the results of operations and cash flows of Opus for the entire year.

     The consolidated statements of operations and cash flows for the year ended September 30, 1999 includes the results of operations and cash flows of Opus for the period June 28, 1999 to September 30, 1999.

(NOTE D) - Inventory
--------------------

     At September 30, 2000 and 1999 inventory represents completed medical diagnostic assays.

(NOTE E) - Long-term Debt and Capital Lease Obligations
-------------------------------------------------------

     Long-term debt and capital lease obligations at September 30, 2000 and 1999 consisted of the following:

                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2000            1999
                                                       ----            ----
Notes payable to major supplier of medical
diagnostic assays.  Notes were repaid in Fiscal
year 2000.                                           $        -      $  588,460

Notes payable to various leasing companies, secured
by the respective medical equipment, interest rates
ranging from 10.0% - 12.7%, Monthly payments of
principal and interest ranging from $1,107 to
$3,621, maturities ranging from November  2000 to
July 2004.                                              189,244         295,263
                                                     ----------      ----------

Total long-term debt and capital lease obligations      189,244         883,723
Less:  current maturities                               105,174         703,100
                                                     ----------      ----------
                                                     $   84,070      $  180,623
                                                     ==========      ==========

     Future minimum debt payments for the next five years are as follows:

                               Fiscal Year
                               2001                         $113,002
                               2002                           65,490
                               2003                           24,799
                               2004                           11,611
                                                            --------
               Total minimum lease payments                  214,902
               Less amount representing interest             (25,658)
                                                            --------
               Present value of capital lease obligations   $189,244
                                                            ========

     Included in property and equipment is leased equipment having a net book value at September 30, 2000 and 1999 of approximately $191,000 and $282,000, respectively.

(NOTE F) - Income Taxes
-----------------------

     At September 30, 2000, the Company had a deferred tax asset totaling approximately $17,972,000 due primarily to net operating loss carryovers. A valuation allowance has been established for the full amount of this asset due to uncertainty as to the realization of the benefit.

     At September 30, 2000 the Company had available net operating loss carryforwards for tax purposes, expiring through 2020 of approximately $52,860,000. The Internal Revenue Code contains provisions which may limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

     The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the loss from continuing operations:

                                                     Year Ended September 30,
                                                       2000             1999
                                                       ----             ----
          Loss from continuing operations:          $(1,119,616)    $(7,595,628)
          Income on disposal of discontinued              -           1,100,000
          operations
          Loss attributable to Aurora

            Systems prior to sale                         -               9,918
                                                    -----------     -----------
                                                    $(1,119,616)    $(6,485,710)
                                                    ===========     ===========

          Expected tax (benefit) at 34%             $(  380,669)    $(2,205,141)

          Adjustment due to
            increase in valuation reserve               380,669       2,205,141
                                                    -----------     -----------
          Tax benefit (expense) per
            financial statements                    $     -         $     -
                                                    ===========     ===========

(NOTE G) - Commitments and Contingencies
----------------------------------------

     [1] Operating leases

     The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Rental expenses totaled approximately $183,000 and $197,000 for the years ended September 30, 2000 and 1999, respectively.

     Future basic rental commitments under operating leases are as follows.

               Fiscal Year                 Amount
          ------------------------------------------------------
                    2001                $  200,097
                    2002                   203,701
                    2003                   207,412
                    2004                   122,874
                    2005                    51,988
                                        ----------
                    Total               $  786,072
                                        ==========

     [2] Legal proceedings

     On January 7, 1998, the Company and Jack Nelson, the Company's former Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contains claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it had reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius made a cash payment of $150,000 and agreed to issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Upon the sale of its Aurora Technology in April 1999, the additional payment was made. For the year ended September 30, 1999, the Company reported $207,323 as total settlement costs, which included $82,323 for the market value of the shares to be issued. During the year ended September 30, 2000, the Company issued 425,000 shares of common stock to the plaintiffs, thereby completing the settlement.

     On October 19, 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleges breach of contract and certain misrepresentations and sought damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies upon default of the Note. The ruling on the injunction was denied. Consequently, the final Note payment of $347,000 was paid as part of the sale of the MVA. The new Caprius management negotiated a settlement agreement between the Company and Eric T. Shebar, M.D. that was entered into on December 27, 1999, wherein the Company agreed to pay $60,000 immediately and a further $20,000 over the next two years. Upon the initial payment, the Company was released from all claims and actions relating to this matter. As of September 30, 2000 and 1999, the Company had a liability of $20,000 and $80,000, respectively, included in accrued expenses in the accompanying consolidated balance sheets relating to this matter.

     In Nicholas Kessler by and through his Guardian ad Litem, Saundra J. Kessler and Saundra J. Kessler Plaintiffs vs. Caprius, Inc. formerly known as Advanced Mammography Systems, Inc., Jack Nelson, an individual, Defendants, Case No. SA CV 99-193 DOC (EE)(U.S.D.C. Central District of California), the Plaintiffs, a mother and her minor son, presented eight claims for relief, including claims for violation of the Securities Act of 1933, violation for certain rules governing the sale of securities, for fraud, for negligent misrepresentation, for negligence, for rescission on behalf of both Plaintiffs and for breach of written contract. As of August 1, 2000, the Plaintiffs and Defendants entered into a settlement agreement and mutual release of all claims whereby each party would grant the other a full release with respect to all present and future claims related to this matter. On September 11, 2000, the court approved of the Settlement Agreement and the Company issued 25,000 shares of its common stock and granted warrants exercisable for three years at $0.25 per share to purchase 60,000 shares of its common stock to each of Sandra

Kessler and Nicholas Kessler (through his Guardian ad Litem), and the mutual releases became effective. For the year ended September 30, 2000, the Company recorded $14,000 for settlement costs, representing the market value of the shares issued. The market value of the warrants issued was not recorded as it was immaterial to the financial statements.

(NOTE H) - Capital Transactions
-------------------------------

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

     [2] Warrants
         --------

     Prior to fiscal year 1999, the Company issued warrants in connection with the AMS Merger. As of September 30, 2000, the Company had outstanding warrants to purchase 101,500 shares of common stock at exercise prices ranging from $6.25 to $25.00, with a weighted average exercise price of $10.41. These warrants expire at various dates through May 2001.

     During fiscal year 1999, in connection with the Opus Diagnostics Inc. merger, the Company issued a warrant to purchase 617,898 shares of the company's common stock at an exercise price of $.0875. The warrant was fully exercised in November 2000.

     In connection with various bridge financing agreements entered into during fiscal year 2000, the Company issued warrants to purchase 368,500 shares of common stock at exercise prices ranging from $0.20 to $1.00, with a weighted average exercise price of $0.28. These warrants expire at various dates through March 2005. Warrants to purchase 68,750 shares at $0.20 per share were exercised in October 2000.

     In connection with the equity placement completed during fiscal year 2000, the Company issued 2,600,000 Series A warrants and 1,300,000 Series B warrants. These warrants are to purchase shares of common stock at prices ranging from $0.50 to $0.75, with a weighted average exercise price of $0.58. These warrants expire in March 2005.

     In connection with a legal settlement entered into during fiscal year 2000, the Company issued warrants to purchase 120,000 shares of common stock at $0.25. The market value of the warrants issued was not recorded as it was immaterial to the financial statements. These warrants expire in August 2003.

     [3] Equity Private Placement
         ------------------------

     On April 27, 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit. Each unit was comprised of three shares of Common Stock, four Series A Warrants exercisable at $0.50 per share and are callable by the Company if the Common Stock of the Company trades above $3.00 for 15 consecutive days, two Series B Warrants exercisable at $0.75 per share and are callable by the Company if the Common Stock trades above $5.00 for 15 consecutive days. All of the warrants are exercisable for a period of five years. In addition, the Company issued options to two individuals who assisted with the financing. One individual received options to purchase 500,000 shares of common stock at $0.75 through June 2005. Another individual received options to purchase 500,000 shares of common stock at $1.00 through June 2005.

     [4] Stock options
         -------------

     The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. There were no options outstanding under this plan as of September 30, 2000 and 1999, respectively.

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

     Stock option transactions under the 1993 plans are as follows:

                                                                Weighted Average
                                       Number of   Option Price  Exercise Price
                                        Shares      Per Share      Per Share
                                        ------      ---------      ---------

Balance, September 30, 1998             909,321   $0.84- $33.80      $2.62

Cancelled in 1999                      (762,685)  $0.84- $25.60       2.48
                                      ---------   -------------      -----

Balance, September 30, 1999             146,636   $0.84- $25.60       4.40

Granted in 2000                         660,000   $0.15- $ 0.19       0.15

Cancelled in 2000                       (41,136)  $0.84- $25.60       9.87
                                      ---------   -------------      -----

Balance, September 30, 2000             765,500   $0.15- $ 5.00      $0.52
                                      =========   =============      =====


     Stock option transactions not covered under the option plans in the fiscal years 1999 and 2000 are as follows:

                                                                Weighted Average
                                       Number of   Option Price  Exercise Price
                                        Shares      Per Share      Per Share
                                        ------      ---------      ---------

Balance, September 30, 1998 and 1999     77,032   $0.84- $20.10      $7.83

Granted in 2000                       1,050,000   $0.10- $ 1.00       0.83

Cancelled in 2000                       (31,000)  $0.84- $ 5.00       4.20
                                      ---------   -------------      -----

Balance, September 30, 2000           1,096,032   $0.10- $20.10      $1.23
                                      =========   =============      =====


                                                    Range of       Weighted
Options exercisable                    Number of    Price Per    Average Price
at September 30, 2000                   Shares        Share        Per Share
----------------------------------  ------------ --------------- --------------
Plan shares                             136,835   $0.19- $ 5.00      $2.14

Non-plan shares                       1,051,031   $0.10- $20.10      $1.28

The following table summarizes information about stock options outstanding at September 30, 2000:
                                   Outstanding Options
                        -----------------------------------------
                                         Weighted-
                            Number         Average     Weighted-
        Range of         Outstanding at  Remaining     Average
        Exercise         September 30,   Contractual   Exercise
         Prices              2000       Life (years)     Price
    -------------------------------------------------------------

     $0.10 - $0.19            710,000        8.4       $    0.15
      0.75 - 1.00           1,017,000        4.5            0.87
          2.93                 78,000        5.9            2.93
      5.00 - 7.90              45,089        1.9            7.22
     15.80 - 20.10             11,443        2.0           17.46
    -------------------------------------------------------------

     $0.10 - $20.10         1,861,532        5.9       $    0.94
    =============================================================

                                    Exercisable Options
                        -----------------------------------------
                                           Weighted-
                               Number       Average     Weighted-
          Range of         Outstanding at  Remaining     Average
          Exercise         September 30,  Contractual   Exercise
           Prices               2000     Life (years)     Price
    -------------------------------------------------------------

     $0.10 - $0.19             47,334        3.9       $    0.17
      0.75 - 1.00           1,006,000        4.5            0.87
          2.93                 78,000        5.9            2.93
      5.00 - 7.90              45,089        1.9            7.22
     15.80 - 20.10             11,443        2.0           17.46
    -------------------------------------------------------------

     $0.10 - $20.10         1,187,866        4.4       $    1.38
    =============================================================


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting or Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in fiscal 1999 or 2000. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                        Year Ended September 30,
                                         2000               1999
                                         ----               ----
Net loss:
   As reported                         $(1,119,616)        $(6,495,628)
   Pro forma                           $(1,124,539)        $(6,495,945)

Net loss per share:
   As reported                              $(0.08)             $(0.73)
   Pro forma                                $(0.08)             $(0.73)

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000: dividend yield of 0%; expected volatility of 0.80; risk free interest rates of 5.59%-7.78%; and an expected holding period of 10 years.

     The weighted-average grant-date fair value of options granted was $0.18 per share for the year ended September 30, 2000. The Company did not grant options during fiscal year 1999.

(NOTE I) - Disposals and Discontinued Operations
------------------------------------------------

     Disposals
     ---------

     During fiscal 1999, the Company sold certain businesses and technology which were part of the Company's imaging and rehabilitation services business segment. In April 1999, the Company consummated the sale of its Aurora Technology and related assets. The Company incurred a loss on the sale of $2,096,057, which is included in the accompanying consolidated statements of operations for the year ended September 30, 1999.

     In March 1999, the Company transferred its interest in its rehabilitation center to an unrelated limited liability company in exchange for $900,000. In conjunction with the transfer of its interest in the rehabilitation center, the Company incurred a loss on the sale of $1,461,121, which is included in the accompanying consolidated statements of operations for the year ended September 30, 1999.

     Discontinued Operation
     ----------------------

     In August 1996, the Company's Board of Directors adopted a formal plan to discontinue its Imaging Systems business segment. The segment was accounted for as a discontinued operation in accordance with APB 30; which among other provisions, requires the plan of disposal to be carried out within one year. The Company's estimated loss on disposal was less than anticipated resulting in income in fiscal 1998 amounting to approximately $107,000. In December 1998, the Company received $1,100,000 from a major MRI manufacturer to resolve outstanding patent issues related to the discontinued business segment, which is included in income on disposal of discontinued operation for the year ended September 30, 1999.

(NOTE J) -Pro Forma Information
-------------------------------

     The following unaudited pro forma financial information sets forth the results of the Company as if the merger with Opus and the disposition of Aurora technology and rehabilitation business had occurred as of October 1, 1998. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition or sale been made as of October 1, 1998 or results that may occur in the future.

                                                                      Year ended
                                                               September 30,1999
                                                               -----------------
Net revenues                                                         $ 3,125,094
Operating expenses                                                     2,621,952
Operating income from continuing operations                              503,142
Income from continuing operations                                        468,224
Income per common share from
 continuing operations                                                      0.03

(NOTE K) - Industry Segments
----------------------------

     The Company operations are classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM Business").

     The following table shows sales, operating income (loss) from continuing operations and other financial information by industry segment:

                                             Imaging and
                                           Rehabilitation        TDM
                                              Services         Business      Consolidated
                                              --------         --------      ------------
September 30, 2000
Sales                                      $     1,478,875  $   1,919,707   $    3,398,582
                                           ===============  =============   ==============
Income (loss) from continuing operations   $     (244,935)  $   (874,681)   $  (1,119,616)
                                           ===============  =============   ==============
Capital Expenditures                       $        12,343  $      20,638   $       32,981
                                           ===============  =============   ==============
Depreciation and Amortization              $       155,867  $     123,542   $      279,409
                                           ===============  =============   ==============
Identifiable assets at September 30, 2000  $     1,077,002  $   3,233,069   $    4,310,071
                                           ===============  =============   ==============
September 30, 1999
Sales                                      $     2,882,818  $     391,373   $    3,274,191
                                           ===============  =============   ==============
Income (loss) from continuing operations   $   (7,805,759)  $     210,131   $  (7,595,628)
Capital Expenditures                       $        12,803  $           -   $       12,803
                                           ===============  =============   ==============
Depreciation and Amortization              $       636,074  $     151,315   $      787,389
                                           ===============  =============   ==============
Identifiable assets at September 30, 1999  $     1,370,279  $   2,982,911   $    4,353,190
                                           ===============  =============   ==============

     Geographic Information
     ----------------------

     The following table shows revenues by geographic location for the year ended September 30, 2000. Revenues are attributed to countries based on location of customer.

                             United States   $2,254,030
                             Europe           1,008,498
                             Japan              136,054
                                             ----------
                                  Total      $3,398,582
                                             ==========

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
-------

21        Subsidiaries of the Registrant

23.1      Independent Auditors' Consent

27        Financial Data Schedule