Form 10QSB
period 2000-12-21
CAPRIUS INC
filed 2001-02-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

               [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

            Class                               Outstanding at December 31, 2000
Common Stock. Par value $0.01                           17,098,862 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

  ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets - December 31, 2000 and
          September 30, 2000                                               3

          Consolidated Statements of Operations - for the three months     4
          ended December 31, 2000 and December 31, 1999

          Consolidated Statement of Stockholders' Equity -for the          5
          three months ended December 31, 2000

          Consolidated Statements of Cash Flows - for the three            6
          months ended December 31, 2000 and December 31, 1999

          Notes to Consolidated Financial Statements                       7


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                9
          CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                11


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 11


  SIGNATURES                                                               12

                         CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31, 2000        September 30, 2000
                                                   -----------------        ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $    80,220              $    349,998
  Accounts receivable, net of reserve for bad
    debts of $26,000 at December 31, 2000 and
    September 30, 2000                                     441,284                   503,922
  Inventories                                              396,110                   283,683
  Other current assets                                       8,206                     8,661
                                                       -----------              ------------
    Total current assets                                   925,820                 1,146,264
                                                       -----------              ------------

PROPERTY AND EQUIPMENT:
  Medical equipment                                        320,414                   317,718
  Office furniture and equipment                           220,290                   217,583
  Leasehold improvements                                       950                       950
                                                       -----------              ------------
                                                           541,654                   536,251
  Less:  accumulated depreciation                          308,762                   275,299
                                                       -----------              ------------
    Net property and equipment                             232,892                   260,952
                                                       -----------              ------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of
    $159,681 at December 31, 2000 and $139,071 at
    September 30, 2000                                   1,490,501                 1,511,111
  Other intangibles, net of accumulated
    amortization of $109,528 at December 31, 2000
    and $91,273 at September 30, 2000                    1,350,845                 1,369,100
  Other                                                     22,644                    22,644
                                                       -----------              ------------
    Total other assets                                   2,863,990                 2,902,855
                                                       -----------              ------------
TOTAL ASSETS                                           $ 4,022,702              $  4,310,071
                                                       ===========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $       381,386              $    403,681
  Accrued expenses                                         219,453                   460,152
  Accrued compensation                                      64,790                    35,861
  Current maturities of long-term debt and
    capital lease obligations                               97,029                   105,174
                                                       -----------              ------------
    Total current liabilities                              762,658                 1,004,868

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET
OF CURRENT MATURITIES                                       72,252                    84,070

                                                       -----------              ------------

TOTAL LIABILITIES                                          834,910                 1,088,938
                                                       -----------              ------------

COMMITMENTS AND CONTINGENCIES                                 -                         -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares
    Issued and outstanding - Series A, none;
    Series B, convertible, 27,000 shares at
    December 31, 2000 and September 30, 2000.
    Liquidation preference $2,700,000                    2,700,000                 2,700,000
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued - 17,121,362 shares at December 31, 2000
    and 16,434,714 shares at September 30, 2000            171,214                   164,347
    Additional paid-in capital                          67,142,517                67,081,568
    Accumulated deficit                                (66,823,689)              (66,722,532)
    Treasury stock (22,500 common shares, at cost)          (2,250)                   (2,250)
                                                       -----------              ------------
      Total stockholders' equity                         3,187,792                 3,221,133
                                                       -----------              ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $ 4,022,702              $  4,310,071
                                                       ===========              ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                         For the Three Months Ended December 31,
                                                  2000              1999
                                             ---------------   ---------------

REVENUES:
  Net patient service revenues               $      412,341    $       433,247
  Net product sales                                 386,614            473,812
                                             --------------    ---------------
    Total revenues                                  798,955            907,059
                                             --------------    ---------------

OPERATING EXPENSES:
  Cost of service operations                        208,290            273,371
  Cost of product sales                             140,188            201,967
  Selling, general and administrative               520,468            665,172
  Research and development                           20,800               -
  Provision for bad debts and collection costs        8,299              1,375
                                             --------------    ---------------
    Total operating expenses                        898,045          1,141,885
                                             --------------    ---------------

    Operating loss                                  (99,090)          (234,826)

Interest income                                       2,985               -
Interest expense                                     (5,052)           (12,706)
                                             --------------    ---------------

  Net loss                                   $     (101,157)   $      (247,532)
                                             ==============    ===============

Net loss per basic and diluted common share          $(0.01)            $(0.02)
                                             ==============    ===============

Weighted average number of common shares
  outstanding, basic and diluted                 16,921,240         13,525,517
                                             ==============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                  Preferred Stock          Common Stock
                              ------------------------------------------------   Additional
                                Number                  Number        $0.01       Paid-in
                              of Shares     Amount     of Shares    Par Value     Capital
                              --------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000      27,000  $ 2,700,000    16,434,714  $  164,347  $ 67,081,568

Exercise of warrants issued in
connection with bridge financing      -            -        68,750         688        13,062

Exercise of warrants issued in
connection with Oxis Agreement        -            -       617,898       6,179        47,887

Net loss                              -            -          -           -             -
                               -------------------------------------------------------------

BALANCE, DECEMBER 31, 2000       27,000  $ 2,700,000    17,121,362     171,214  $ 67,142,517
                               =============================================================

                                                Treasury Stock
                                             -------------------      Total
                                 Accumulated   Number    $0.01    Stockholders'
                                   Deficit   of Shares  Par Value    Equity
                               ------------------------------------------------

BALANCE, SEPTEMBER 30, 2000      $(66,722,532)  22,500  $ (2,250)  $ 3,221,133

Exercise of warrants issued in
connection with bridge financing         -        -         -           13,750

Exercise of warrants issued in
connection with Oxis Agreement           -        -         -           54,066

Net loss                             (101,157)    -         -         (101,157)
                               ------------------------------------------------

BALANCE, DECEMBER 31, 2000       $(66,823,689)  22,500  $ (2,250)  $ 3,187,792
                               ================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                Three Months Ended December 31,
                                                   2000              1999
                                             --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                   $     (101,157)   $      (247,532)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                    72,328             70,672
    Changes in operating assets and liabilities:
      Accounts receivable, net                       62,638              4,799
      Inventories                                  (112,427)           (76,114)
      Other current assets                              455             10,665
      Accounts payable and accrued expenses        (234,065)           245,905
                                             --------------    ---------------
        Net cash provided by (used in)
          operating activities                     (312,228)             8,395
                                             --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment, furniture and
    leasehold improvements                           (5,403)              (616)
                                             --------------    ---------------
        Net cash used in investing activities        (5,403)              (616)
                                             --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock             67,816               -
  Repayment of debt and capital lease obligations   (19,963)           (16,769)
                                             --------------    ---------------
        Net cash provided by (used in)
          financing activities                       47,853            (16,769)
                                             --------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (269,778)            (8,990)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      349,998            116,068
                                             --------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $       80,220    $       107,078
                                             ==============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period   $        5,052    $        12,706
                                             ==============    ===============


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

     The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-KSB for the fiscal year ended September 30, 2000.

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

     Opus produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. Under the terms of the Oxis Health Products ("Oxis") asset purchase agreement, Opus acquired from Oxis the assets relating to its know-how, patent, trademark and distribution network for the diagnostic assay business. Additionally, pursuant to a Services Agreement, Oxis manufactured the products of the TDM Business of Opus through December 31, 2000. Currently, the Company is finalizing a manufacturing agreement with another established contract manufacturer.

     The Company, in its efforts to expand its product portfolio, has initiated discussions with several major drug companies to develop tests to monitor serum levels of certain of their drugs. On November 13, 2000, Opus entered into a Development and License Agreement with Novartis Pharma AG, effective October 15, 2000, to develop and market internationally an assay to monitor Certican(TM), a Novartis drug candidate presently in the Phase III clinical trail process as required by the FDA.

NOTE 3 - INDUSTRY SEGMENTS
--------------------------

     The Company operations are classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM Business").

     The following table shows sales, net loss and other unaudited financial information by industry segment:

                                          IMAGING AND
                                         REHABILITATION     TDM
                                            SERVICES      BUSINESS  CONSOLIDATED
                                            --------      --------  ------------

Three months ended December 31, 2000
------------------------------------
Revenues                                 $   412,341   $   386,614  $   798,955
                                             =======       =======      =======
Net loss from continuing operations      $    (3,814)  $   (97,343) $  (101,157)
                                               =====        ======      =======
Identifiable assets at December 31, 2000 $ 1,055,542   $ 2,967,160  $ 4,022,702
                                           =========     =========    =========

Three months ended December 31, 1999
------------------------------------
Revenues                                 $   433,247   $   473,812  $   907,059
                                             =======       =======      =======
Net loss from continuing operations      $    (3,760)  $  (243,772) $  (247,532)
                                               =====       =======      =======

Identifiable assets at December 31, 1999 $ 1,312,476   $ 3,026,051  $ 4,338,527
                                           =========     =========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

     The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 2000.

     Net patient service revenues totaled $412,341 for the three months ended December 31, 2000 versus $433,247 for the three months ended December 31, 1999. Cost of service operations totaled $208,290 for the three months ended December 31, 2000 versus $273,371 for the three months ended December 31, 1999.

     Net product sales revenues totaled $386,614 for the three months ended December 31, 2000 versus $473,812 for the three months ended December 31, 1999. Net product sales revenues were lower due to the change to an exclusive distributor for the U.S. rather than selling directly. Selling prices to the distributor are lower than to end user customers. The cost of product sales for the Opus business for the three months ended December 31, 2000 was $140,188 versus $201,967 for the three months ended December 31, 1999. The average cost of product sales decreased for the three months ending December 31, 2000 as a result of lower manufacturing costs.

     Selling, general and administrative expenses totaled $520,468 for the three months ended December 31, 2000 versus $665,172 for the three months ended December 31, 1999. This decrease reflects a reduction in corporate overhead, as well as the shift to an exclusive distributor for U.S. sales for the Opus Diagnostics' product line of therapeutic drug monitoring assays as opposed to having its own sales force.

LIQUIDITY AND CAPITAL RESOURCES

     In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements for the year ended September 30, 2000. The Company utilized the net funds for the repayments mentioned below and the balance is being used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company is currently reviewing the possible disposition of the Strax Institute. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. The ability to secure commercial or other borrowings has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful, and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the September 30, 2000 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     There were no significant cash flows used in investing activities for the three months ended December 31, 2000. Net cash used in operations amount to $312,228.

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

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of development programs, delays in new product development, lack of market acceptance of new technology based products, changes in governmental regulations, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

     None

(b)  Reports of Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Caprius, Inc.
                                             -------------
                                             (Registrant)


Date: February 14, 2001                      /s/ George Aaron
                                             -----------------------------
                                             George Aaron
                                             President & Chief Executive Officer


Date: February 14, 2001                      /s/ Jonathan Joels
                                             -----------------------------
                                             Jonathan Joels
                                             Chief Financial Officer