Form 10QSB
period 2001-03-31
CAPRIUS INC
filed 2001-05-11
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

               [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                       N/A
      --------------------------------------------------------------------
(Former name, former address, former fiscal year have changed since last report)


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

          Class                                   Outstanding at March 31, 2001
Common Stock. Par value $0.01                          17,098,862 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets - March 31, 2001 and                   3
           September 30, 2000

           Consolidated Statements of Operations - for the three months       4
           and six months ended March 31, 2001 and 2000

           Consolidated Statement of Stockholders' Equity - for the           5
           six months ended March 31, 2001

           Consolidated Statements of Cash Flows - for the six months         6
           ended March 31, 2001 and 2000

           Notes to Consolidated Financial Statements                       7-8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  9
           CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11


SIGNATURES                                                                   12

                                        CAPRIUS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)


                                                                     March 31, 2001     September 30, 2000
                                                                     --------------     ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $    120,651        $    349,998
  Accounts receivable, net of reserve for bad debts of $26,000 at
    March 31, 2001 and September 30, 2000                                  538,730             503,922
  Inventories                                                              418,001             283,683
  Other current assets                                                      16,614               8,661
                                                                      ------------        ------------
    Total current assets                                                 1,093,996           1,146,264
                                                                      ------------        ------------

PROPERTY AND EQUIPMENT:
  Medical equipment                                                        327,396             317,718
  Office furniture and equipment                                           220,290             217,583
  Leasehold improvements                                                       950                 950
                                                                      ------------        ------------
                                                                           548,636             536,251
  Less:  accumulated depreciation                                          341,669             275,299
                                                                      ------------        ------------
    Net property and equipment                                             206,967             260,952
                                                                      ------------        ------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $180,292 at
    March 31, 2001 and $139,071 at September 30, 2000                    1,469,891           1,511,111
  Other intangibles, net of accumulated amortization of $127,783 at
    March 31, 2001 and $91,273 at September 30, 2000                     1,332,590           1,369,100
  Other                                                                     22,644              22,644
                                                                      ------------        ------------
    Total other assets                                                   2,825,125           2,902,855

                                                                      ------------        ------------
TOTAL ASSETS                                                          $  4,126,088        $  4,310,071
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    299,803        $    403,681
  Accrued expenses                                                         183,647             460,152
  Accrued compensation                                                      46,930              35,861
  Current maturities of long-term debt and capital lease obligations       380,685             105,174
                                                                      ------------        ------------
    Total current liabilities                                              911,065           1,004,868

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES     40,662              84,070

                                                                      ------------        ------------

TOTAL LIABILITIES                                                          951,727           1,088,938
                                                                      ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                    -                   -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares
    Issued and outstanding - Series A, none; Series B, convertible,
    27,000 shares at March 31, 2001 and September 30, 2000.
    Liquidation preference $2,700,000                                    2,700,000           2,700,000
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued - 17,121,362 shares at March 31, 2001
    and 16,434,714 shares at September 30, 2000                            171,214             164,347
  Additional paid-in capital                                            67,154,517          67,081,568
  Accumulated deficit                                                  (66,849,120)        (66,722,532)
  Treasury stock (22,500 common shares, at cost)                            (2,250)             (2,250)
                                                                      ------------        ------------
    Total stockholders' equity                                           3,174,361           3,221,133
                                                                      ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  4,126,088        $  4,310,071
                                                                      ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             CAPRIUS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                             Three Months Ended               Six Months Ended
                                                        March 31, 2001  March 31, 2000  March 31, 2001  March 31, 2000
                                                        --------------  --------------  --------------  --------------
REVENUES:
  Net patient service revenues                           $    345,636    $    377,532    $    757,977    $    810,780
  Net product sales                                           539,721         457,186         926,335         930,998
                                                         ------------    ------------    ------------    ------------
    Total revenues                                            885,357         834,718       1,684,312       1,741,778
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of operations                                          191,488         255,913         399,778         529,283
  Cost of product sales                                       170,324          88,891         310,512         290,859
  Selling, general and administrative                         474,397         502,604         994,865       1,167,776
  Research and development                                     61,294               -          82,094               -
  Provision for bad debt and collection costs                   4,277              62          12,576           1,438
                                                         ------------    ------------    ------------    ------------
    Total operating expenses                                  901,780         847,470       1,799,825       1,989,356
                                                         ------------    ------------    ------------    ------------

    Operating loss                                            (16,423)        (12,752)       (115,513)       (247,578)

Interest income                                                   347           7,486           3,332           7,486
Interest expense                                               (9,355)        (49,150)        (14,407)        (61,856)
                                                         ------------    ------------    ------------    ------------

  Net loss                                               $    (25,431)   $    (54,416)   $   (126,588)   $   (301,948)
                                                         ============    ============    ============    ============

Net loss per basic and diluted common share                    $(0.00)         $(0.00)         $(0.01)         $(0.02)
                                                         ============    ============    ============    ============

Weighted average number of common shares outstanding,
  basic and diluted                                        17,098,862      13,619,539      17,009,075      13,572,271
                                                         ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                CAPRIUS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (Unaudited)


                                  Preferred Stock       Common Stock                                  Treasury Stock
                               ------------------------------------------ Additional                -------------------    Total
                                Number                 Number     $0.01     Paid-in    Accumulated   Number     $0.01  Stockholders'
                               of Shares  Amount     of Shares  Par Value   Capital      Deficit   of Shares  Par Value   Equity
                               -----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000      27,000  $2,700,000  16,434,714  $164,347  $67,081,568  $(66,722,532)  22,500  $(2,250)  $3,221,133

Exercise of warrants issued in
connection with bridge financing      -           -      68,750       688       13,062             -        -        -       13,750

Exercise of warrants issued in
connection with Oxis Agreement        -           -     617,898     6,179       47,887             -        -        -       54,066

Fair value of warrants issued in
connection with bridge financing      -           -           -         -       12,000             -        -        -       12,000

Net loss                              -           -           -         -            -      (126,588)       -        -     (126,588)
                               -----------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001          27,000  $2,700,000  17,121,362  $171,214  $67,154,517  $(66,849,120)  22,500  $(2,250)  $3,174,361
                               =====================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CAPRIUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                Six Months Ended March 31,
                                                                  2001             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                     $ (126,588)      $ (301,948)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of discount on bridge Financing                    1,000                -
    Depreciation and amortization                                 144,100          139,070
    Changes in operating assets and liabilities:
      Accounts receivable, net                                    (34,808)           1,789
      Inventories                                                (134,318)         (92,541)
      Other current assets                                         (7,953)          (7,940)
      Accounts payable and accrued expenses                      (369,314)         168,802
                                                              ------------     ------------
        Net cash used in operating activities                    (527,881)         (92,768)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment, furniture and leasehold improvements     (12,385)         (12,873)
                                                              ------------     ------------
        Net cash used in investing activities                     (12,385)         (12,873)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                           67,816        1,353,000
  Proceeds from issuance of debt and warrants                     300,000          670,000
  Repayment of debt and capital lease obligations                 (56,897)        (642,346)
                                                              ------------     ------------
        Net cash provided by financing activities                 310,919        1,380,654
                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (229,347)       1,275,013

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    349,998          116,068
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  120,651       $1,391,081
                                                              ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period                     $   13,407       $   61,856
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

     Opus produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. Under the terms of the Oxis Health Products ("Oxis") asset purchase agreement, Opus acquired from Oxis the assets relating to its know-how, patent, trademark and distribution network for the diagnostic assay business. Additionally, pursuant to a Services Agreement, Oxis manufactured the products of the TDM Business of Opus through December 31, 2000. The transfer of production has now been completed to new third party manufacturers, together with inventory of raw materials and finished goods purchased from Oxis by Opus.

     The Company, in its efforts to expand its product portfolio, has initiated discussions with several major drug companies to develop tests to monitor serum levels of certain of their drugs. On November 13, 2000, Opus entered into a Development and License Agreement with Novartis Pharma AG, effective October 15, 2000, to develop and market internationally an assay to monitor Certican(TM), a Novartis drug candidate presently in the Phase III clinical trial process as required by the FDA.

NOTE 3 - BRIDGE FINANCING
-------------------------

     During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products.

NOTE 4 - INDUSTRY SEGMENTS
--------------------------

     The Company operations are classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM Business").

     The following table shows sales, net income (loss) and other unaudited financial information by industry segment:

                                            IMAGING AND

                                           REHABILITATION        TDM

                                              SERVICES         BUSINESS    CONSOLIDATED
                                              --------         --------    ------------

Three Months ended March 31, 2001
---------------------------------
Revenues                                     $  345,636      $  539,721     $  885,357

Net income (loss)                            $  (58,913)     $   33,482     $  (25,431)

Three months ended March 31, 2000
---------------------------------

Revenues                                     $  377,532      $  457,186     $  834,718

Net income (loss)                            $  (82,510)     $   28,094     $  (54,416)

Six months ended March 31, 2001
-------------------------------

Revenues                                     $  757,977      $  926,335     $1,684,312

Net loss                                     $  (62,727)     $  (63,861)    $ (126,588)

Identifiable assets at Match 31, 2001        $1,042,130      $3,083,958     $4,126,088

Six months ended March 31, 2000
-------------------------------

Revenues                                     $  810,780      $  930,998     $1,741,778

Net loss                                     $  (76,198)     $ (225,750)    $ (301,948)

Identifiable assets at March 31, 2000        $1,255,098      $4,345,598     $5,600,696

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The results of operations for the three months and six months ended March 31, 2001 and 2000 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------

     Net patient service revenues totaled $345,636 for the three months ended March 31, 2001 versus $377,532 for the three months ended March 31, 2000. Cost of service operations totaled $191,488 for the three months ended March 31, 2001 versus $255,913 for the three months ended March 31, 2000. Cost of service operations were lower due primarily to the fact that the radiologist is no longer on the payroll and his consulting contract expenses are included in selling, general and administration expenses.

     Net product sales revenues totaled $539,721 for the three months ended March 31, 2001 versus $457,186 for the three months ended March 31, 2000. Net product sales revenues were higher due to an increase in overseas sales of higher margin products as well as increasing domestic sales by the recently appointed exclusive U.S. distributor. The cost of product sales for the Opus business for the three months ended March 31, 2001 was $170,324 versus $88,891 for the three months ended March 31, 2000. The average cost of product sales was lower for the three months ending March 31, 2000 as it included an unanticipated additional credit from Opus' then contract manufacturer based upon a manufacturing pricing formula dependent on the product mix and production volume for the prior six month period.

     Selling, general and administrative expenses totaled $474,397 for the three months ended March 31, 2001versus $502,604 for the three months ended March 31, 2000.

     Research and development expenses totaled $61,294 for the three months ended March 31, 2001 versus $0 for the three months ended March 31, 2000. This expense reflects the activities of Opus in connection with the development of new assays.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000
---------------------------------------------------------------------------

     Net patient service revenues totaled $757,977 for the six months ended March 31, 2001 versus $810,780 for the six months ended March 31, 2000. Cost of service operations totaled $399,778 for the six months ended March 31, 2001 versus $529,283 for the six months ended March 31, 2000. Cost of service operations were lower due primarily to the fact that the radiologist is no longer on the payroll and his consulting contract expenses are included in selling, general and administration expenses.

     Net product sales revenues totaled $926,335 for the six months ended March 31, 2001 versus $930,998 for the six months ended March 31, 2000. Net product sales revenues were lower in the first half of the six month period due to the change to an exclusive distributor for the U.S. rather than selling directly. Selling prices to the distributor are significantly lower than to end user customers. The cost of product sales for the Opus business for the six months ended March 31, 2001 was $310,512 versus $290,859 for the six months ended March 31, 2000.

     Selling, general and administrative expenses totaled $994,865 for the six months ended March 31, 2001versus $1,167,776 for the six months ended March 31, 2000. This decrease reflects a continued effort to contain corporate overhead, as well as the shift to an exclusive distributor for U.S. sales for the Opus Diagnostics' product line of therapeutic drug monitoring assays. This change eliminated the need for Opus to have its own sales force.

LIQUIDITY AND CAPITAL RESOURCES

     In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements for the year ended September 30, 2000. The Company utilized the net funds for the repayments mentioned below and the balance is being used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company is currently reviewing the possible disposition of the Strax Institute. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity and loan offerings in order to provide capital for future expansion. The ability to secure equity or private debt borrowings has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful, and any equity placement could result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the September 30, 2000 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     There were no significant cash flows used in investing activities for the three months ended March 31, 2001. Net cash used in operations amounted to $527,881.

     During the six months ended March 31, 2001, the Company completed a series of short-term bridge loans aggregating $300,000, the majority of which was provided by various directors and management of the Company, through loan notes due on February 28, 2002. These funds were used principally for working capital and to purchase raw materials previously owned by Oxis Health Products, Inc. The loan notes bear interest at a rate of 11% per annum and are secured by the assets of the Strax Institute. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of Caprius Common Stock, exercisable at $0.08 per share for a period of five years.

     Research and development expenses totaled $82,094 for the six months ended March 31, 2001 versus $0 for the six months ended March 31, 2000. This expense reflects the activities of Opus in connection with the development of new assays.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits
     10.1 Form of Secured Promissory Notes, issued for bridge loan in the aggregate amount of $300,000 (February 2001 and March 2001)
     10.2 Form of Security Agreement dated February 28, 2001 by Registrant to Elliott Koppel as agent.
     10.3 Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006.

(b)  Reports of Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Caprius, Inc.
                                             -------------
                                             (Registrant)


Date:  May 11, 2001                          s/George Aaron
                                             -----------------------------
                                             George Aaron
                                             President & Chief Executive Officer


Date:  May 11, 2001                          s/Jonathan Joels
                                             -----------------------------
                                             Jonathan Joels
                                             Chief Financial Officer