Form 10QSB
period 2001-06-30
CAPRIUS INC
filed 2001-08-13
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

               [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                       N/A
          -------------------------------------------------------------
          (Former name, former address, former fiscal year have changed since last report)


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

          Class                                    Outstanding at June 30, 2001
Common Stock. Par value $0.01                           17,098,862 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


     ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets - June 30, 2001 and             3
               September 30, 2000

               Consolidated Statements of Operations - for the three       4
               months and nine months ended June 30, 2001 and 2000

               Consolidated Statement of Stockholders' Equity - for        5
               the nine months ended June 30, 2001

               Consolidated Statements of Cash Flows - for the nine        6
               months ended June 30, 2001 and 2000

               Notes to Consolidated Financial Statements                7-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          10
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12


SIGNATURES                                                                13

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30, 2001  September 30, 2000
                                                                   --------------  ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     72,164     $     349,998
  Accounts receivable, net of reserve for bad debts of $26,000 at
    June 30, 2001 and September 30, 2000                                 534,962           503,922
  Inventories                                                            464,304           283,683
  Other current assets                                                     5,324             8,661
                                                                    ------------     -------------
    Total current assets                                               1,076,754         1,146,264
                                                                    ------------     -------------

PROPERTY AND EQUIPMENT:
  Medical equipment                                                      341,140           317,718
  Office furniture and equipment                                         220,290           217,583
  Leasehold improvements                                                     950               950
                                                                    ------------     -------------
                                                                         562,380           536,251
  Less:  accumulated depreciation                                        375,961           275,299
                                                                    ------------     -------------
    Net property and equipment                                           186,419           260,952
                                                                    ------------     -------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $200,901 at
    June 30, 2001 and $139,071 at September 30, 2000                   1,449,281         1,511,111
  Other intangibles, net of accumulated amortization of $146,037 at
    June 30, 2001 and $91,273 at September 30, 2000                    1,314,336         1,369,100
  Other                                                                   22,744            22,644
                                                                    ------------     -------------
    Total other assets                                                 2,786,361         2,902,855
                                                                    ------------     -------------
TOTAL ASSETS                                                        $  4,049,534     $   4,310,071
                                                                    ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    292,845     $     403,681
  Accrued expenses                                                       224,548           460,152
  Accrued compensation                                                    78,006            35,861
  Current maturities of long-term debt and capital lease obligations     362,117           105,174
                                                                    ------------     -------------
    Total current liabilities                                            957,516         1,004,868

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, Net of Current Maturities   36,901            84,070
                                                                    ------------     -------------

TOTAL LIABILITIES                                                        994,417         1,088,938
                                                                    ------------     -------------

COMMITMENTS AND CONTINGENCIES                                                  -                 -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares
    Issued and outstanding - Series A, none; Series B, convertible,
    27,000 shares at June 30, 2001 and September 30, 2000.
    Liquidation preference $2,700,000                                  2,700,000         2,700,000
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued - 17,121,362 shares at June 30, 2001
    and 16,434,714 shares at September 30, 2000                          171,214           164,347
  Additional paid-in capital                                          67,154,517        67,081,568
  Accumulated deficit                                                (66,968,364)      (66,722,532)
  Treasury stock (22,500 common shares, at cost)                          (2,250)           (2,250)
                                                                    ------------     -------------
    Total stockholders' equity                                         3,055,117         3,221,133
                                                                    ------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  4,049,534     $   4,310,071
                                                                    ============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended  For the Nine Months Ended
                                                                 June 30,                  June 30,
                                                             2001         2000        2001         2000
                                                         -----------  -----------  -----------  -----------
REVENUES:
  Net patient service revenues                           $   393,534  $   350,806  $ 1,151,511  $ 1,161,586
  Net product sales                                          520,952      464,760    1,447,287    1,395,758
                                                         -----------  -----------  -----------  -----------
    Total revenues                                           914,486      815,566    2,598,798    2,557,344
                                                         -----------  -----------  -----------  -----------

OPERATING EXPENSES:
  Cost of operations                                         273,991      267,451      811,182      865,909
  Cost of product sales                                      192,553      167,621      503,065      484,703
  Selling, general and administrative                        503,915      704,507    1,361,368    1,776,885
  Research and development                                    45,433            -      127,527            -
  Provision for bad debt and collection costs                  2,320            4       14,896        1,442
                                                         -----------  -----------  -----------  -----------
    Total operating expenses                               1,018,212    1,139,583    2,818,038    3,128,939
                                                         -----------  -----------  -----------  -----------

    Operating loss                                          (103,726)    (324,017)    (219,240)    (571,595)

Interest income                                                  645        5,884        3,977       13,370
Interest expense                                             (16,162)    (235,179)     (30,569)    (297,035)
                                                         -----------  -----------  -----------  -----------

  Net loss                                               $  (119,243) $  (553,312) $  (245,832) $  (855,260)
                                                         ===========  ===========  ===========  ===========

Net loss per basic and diluted common share                   $(0.01)      $(0.04)      $(0.01)      $(0.06)
                                                         ===========  ===========  ===========  ===========

Weighted average number of common shares outstanding,
  basic and diluted                                       17,098,862   15,726,185   17,039,004   14,302,650
                                                         ===========  ===========  ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                    Preferred Stock       Common Stock                                 Treasury Stock
                                ------------------------------------------  Additional              -------------------   Total
                                  Number                Number     $0.01     Paid-in    Accumulated   Number    $0.01  Stockholders'
                                of Shares    Amount   of Shares  Par Value   Capital      Deficit   of Shares Par Value   Equity
                                ----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000        27,000 $ 2,700,000 16,434,714 $ 164,347 $ 67,081,568 $(66,722,532)  22,500  $(2,250) $ 3,221,133

Exercise of warrants issued in
connection with bridge financing       -           -      68,750       688       13,062           -        -        -        13,750

Exercise of warrants issued in
connection with Oxis Agreement         -           -     617,898     6,179       47,887           -        -        -        54,066

Fair value of warrants issued in
connection with bridge financing       -           -          -         -        12,000           -        -        -        12,000

Net loss                               -           -          -         -            -      (245,832)      -        -      (245,832)
                                ----------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001             27,000 $ 2,700,000 17,121,362 $ 171,214 $ 67,154,517 $(66,968,364)  22,500  $(2,250) $ 3,055,117
                                ====================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended June 30,
                                                                         2001            2000
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $  (245,832)    $  (855,260)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of discount on bridge financing                           4,000         227,000
    Depreciation and amortization                                        217,256         208,022
    Changes in operating assets and liabilities:
      Accounts receivable, net                                           (31,040)         24,886
      Inventories                                                       (180,621)        (36,919)
      Other current assets                                                 3,237           3,883
      Accounts payable and accrued expenses                             (304,295)       (585,553)
                                                                     -----------     -----------
        Net cash used in operating activities                           (537,295)     (1,013,941)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment received on note receivable                                         -           50,000
  Purchase of equipment, furniture and leasehold improvements            (26,129)        (21,869)
                                                                     -----------     -----------
        Net cash provided by (used in) investing activities              (26,129)         28,131
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  67,816       1,950,000
  Proceeds from issuance of debt and warrants                            300,000         670,000
  Repayment of debt and capital lease obligations                        (82,226)     (1,338,686)
                                                                     -----------     -----------
        Net cash provided by financing activities                        285,590       1,281,314
                                                                     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (277,834)        295,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           349,998         116,068
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    72,164     $   411,572
                                                                     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest during the period                           $    26,569     $    70,035
                                                                     ===========     ===========

During the nine months ended June 30, 2000, $140,580 of accrued expenses were converted to common stock of the Company.


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

     Opus produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. Under the terms of the Oxis Health Products ("Oxis") asset purchase agreement, Opus acquired from Oxis the assets relating to its know-how, patent, trademark and distribution network for the diagnostic assay business. Additionally, pursuant to a Services Agreement, Oxis manufactured the products of the TDM Business of Opus through December 31, 2000. The transfer of production, including raw materials and finished goods, was completed by April 2001 to new third party manufacturers.

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

NOTE 4 - INDUSTRY SEGMENTS
--------------------------

     The Company operations are classified into two business segments: imaging services and the therapeutic drug monitoring assay business (the "TDM Business").

     The following table shows sales, net income (loss) and other unaudited financial information by industry segment:

                                          IMAGING         TDM
                                          SERVICES      BUSINESS   CONSOLIDATED
                                          --------      --------   ------------
Three Months ended June 30, 2001
--------------------------------
Revenues                                $  393,534     $  520,952    $  914,486
Net loss                                $  (64,539)    $  (54,704)   $ (119,243)

Three Months ended June 30, 2000
--------------------------------
Revenues                                $  350,806     $  464,760    $  815,566
Net loss                                $ (156,395)    $ (396,917)   $ (553,312)

Nine months ended June 30, 2001
-------------------------------
Revenues                                $1,151,511     $1,447,287    $2,598,798
Net loss                                $  (68,353)    $ (177,479)   $ (245,832)
Identifiable assets at June 30, 2001    $  977,508     $3,072,026    $4,049,534

Nine months ended June 30, 2000
-------------------------------
Revenues                                $1,161,586     $1,395,758    $2,557,344
Net loss                                $ (150,083)    $ (705,177)   $ (855,260)
Identifiable assets at June 30, 2000    $1,158,175     $3,262,516    $4,420,691

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,449,281 and other intangible assets is $1,314,336. Amortization expense during the six-month period ended June 30, 2001 was $116,594. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The results of operations for the three months and nine months ended June 30, 2001 and 2000 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited financial statements and notes thereto for the fiscal year ended September 30, 2000.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------------------

     Net patient service revenues totaled $393,534 for the three months ended June 30, 2001 versus $350,806 for the three months ended June 30, 2000. Cost of service operations totaled $273,991 for the three months ended June 30, 2001 versus $267,451 for the three months ended June 30, 2000. Cost of service operations approximated the prior year.

     Net product sales revenues totaled $520,952 for the three months ended June 30, 2001 versus $464,760 for the three months ended June 30, 2000. Net product sales revenues were higher due to an increase in overseas sales of higher margin products. The cost of product sales for the Opus business for the three months ended June 30, 2001 was $192,553 versus $167,621 for the three months ended June 30, 2000.

     Selling, general and administrative expenses totaled $503,915 for the three months ended June 30, 2001 versus $704,507 for the three months ended June 30, 2000. This decrease reflects the Company's on-going efforts to reduce corporate overhead and streamline operations.

     Research and development expenses totaled $45,433 for the three months ended June 30, 2001 versus $0 for the three months ended June 30, 2000. This expense reflects the activities of Opus in connection with the development of new assays.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------

     Net patient service revenues totaled $1,151,511 for the nine months ended June 30, 2001 versus $1,161,586 for the nine months ended June 30, 2000. Cost of service operations totaled $811,182 for the nine months ended June 30, 2001versus $865,909 for the nine months ended June 30, 2000. Cost of service operations approximated the prior year.

     Net product sales revenues totaled $1,447,287 for the nine months ended June 30, 2001 versus $1,395,758 for the nine months ended June 30, 2000. Net product sales revenues were higher due to an increase in overseas sales of higher margin products. The cost of product sales for the Opus business for the nine months ended June 30, 2001 was $503,065 versus $484,703 for the nine months ended June 30, 2000.

     Selling, general and administrative expenses totaled $1,361,368 for the nine months ended June 30, 2001 versus $1,776,885 for the nine months ended June 30, 2000. This decrease reflects a continued effort to contain corporate overhead, as well as the shift to an exclusive distributor in October 2000 for U.S. sales for the Opus Diagnostics' product line of therapeutic drug monitoring assays. This change eliminated the need for Opus to have its own sales force.

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

     There were no significant cash flows used in investing activities for the nine months ended June 30, 2001. Net cash used in operations amounted to $537,295.

     During the nine months ended June 30, 2001 the Company completed a series of short-term bridge loans aggregating $300,000, the majority of which was provided by various directors and management of the Company, through loan notes due on February 28, 2002. These funds were used principally for working capital and to purchase raw materials previously owned by Oxis Health Products, Inc. The loan notes bear interest at a rate of 11% per annum and are secured by the assets of the Strax Institute. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of Caprius Common Stock, exercisable at $0.08 per share for a period of five years.

     Research and development expenses totaled $127,527 for the nine months ended June 30, 2001 versus $0 for the nine months ended June 30, 2000. This expense reflects the activities of Opus in connection with the development of new assays.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,449,281 and other intangible assets is $1,314,336. Amortization expense during the six-month period ended June 30, 2001 was $116,594. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

                                        Caprius, Inc.
                                        -------------
                                        (Registrant)


Date:  August 13, 2001                  s/George Aaron
                                        --------------
                                        George Aaron
                                        President & Chief Executive Officer


Date:  August 13, 2001                  s/Jonathan Joels
                                        ----------------
                                        Jonathan Joels
                                        Chief Financial Officer