Form 10KSB
period 2001-09-30
CAPRIUS INC
filed 2002-01-14
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark one)
             /X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
             / / Transition Report Pursuant to Section 13 or 15 (d) of the of the Securities Exchange Act of 1934

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

Securities to be registered under Section 12 (g) of the Exchange Act: Common Stock, par value $ .01 per Share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Revenues for the fiscal year ended September 30, 2001:   $3,546,090

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 14, 2001:

$ 573,722

         The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on December 14, 2001: 17,098,862 shares

--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None

          Transitional Small Business Disclosure Format: Yes ____ No X

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I
Item 1.   Business                                                           3
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4    Submission of Matters to a Vote of Securities Holders              7


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           8
Item 6.   Management's Discussion and Analysis of Financial Conditions       8
          and Results of Operations
Item 7.   Financial Statements                                              11
Item 8.   Changes In and Disagreements with Accountants on Accounting       11
          and Financial Disclosure


PART III

Item  9.  Directors, Executive Officers, Promoters and Control              12
          Persons; Compliance with Section 16 (a) of the Exchange Act.
Item 10.  Executive Compensation                                            14
Item 11.  Security Ownership of Certain Beneficial Owners and Management    16
Item 12.  Certain Relationships and Related Transactions                    17
Item 13.  Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                  23

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

         The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc. ("Oxis") at which time George Aaron and Jonathan Joels became executive officers, directors, and principle stock holders of the Company. The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 which was repaid as of December 8, 1999, and a warrant granting Oxis the right to acquire 617,898 shares of the Company's Common Stock. Additionally, pursuant to a Services Agreement, Oxis had manufactured the products of the TDM Business of Opus through December 31, 2000.

         Opus currently produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. The test kits are used for in vitro testing, meaning the tests are performed outside of the body.

         On April 27, 2000, Caprius completed a private placement offering (April Placement) in which it sold 650,000 units and received gross proceeds of $1,950,000. Caprius offered the units at a price of $3.00 per unit, with each unit consisting of (i) three shares of Common Stock of the Company, (ii) four redeemable Series A Warrants and (iii) two redeemable Series B Warrants. Each Series A Warrant gives the holder the right to purchase Common Stock at a price of $.50 per share and is exercisable for five years. Each Series B Warrant gives the holder the right to purchase Common Stock at a price of $.75 per share and is exercisable for five years. Approximately $1,400,000 of the proceeds from the placement was used to repay outstanding indebtedness and accrued liabilities, including accrued salaries, and the balance was used for working capital.

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

         In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that performs approximately 24,000 procedures per year comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company continues to evaluate the possible sale of Strax.

THERAPEUTIC DRUG MONITORING BUSINESS

GENERAL

         Therapeutic drug monitoring (TDM) is a tool to assess medication efficacy and safety of a given therapeutic drug in human body fluids, usually blood. This is critical for drugs that have a narrow range between therapeutic and toxic doses, such as digoxin and theophylline. Diagnostic kits that monitor serum levels to detect specific amounts of the therapeutic changes in the blood permit physicians to individualize therapeutic regimens for optimal patient benefit. The tests provided by the TDM kits sold by Opus generally are prescribed by physicians for their patients and then are performed in hospitals and labs. TDM combines the knowledge of pharmaceuticals, pharmacotherapy, pharmacokinetics and pharmacodynamics.

         Besides providing a method to continually evaluate effective therapeutic regimens, periodic evaluations of blood serum concentrations can help to identify problems with medication compliance. This is of particular relevance in patients taking drugs for chronic conditions. With the trend towards promoting outpatient therapy and self-treatment, physicians need an independent evaluation of treatment. An example of this is with young children who do not readily accept the importance of medication or are in denial of a disease. Elderly patients are also in need of compliance evaluation.

         There is a large market for assays designed for the routine measurement of therapeutic drugs. Opus sells a comprehensive line of assays for TDM, consisting of 14 assays, their calibrators and controls. The line of products includes two proprietary and exclusive tests; one to monitor Topiramate, a drug for epilepsy developed by Johnson & Johnson, and the other Teicoplanin, an antibiotic drug developed by Aventis.

         Our TDM products are sold under the trademark INNOFLUOR(R). These products are designed to test the following medications:

                                    ANTI-ASTHMATIC
                                    --------------

                                    Theophylline

                                    ANTI-ARRHYTHMIC ASSAYS
                                    ----------------------

                                    Digoxin
                                    Digitoxin
                                    Quinidine

                                    ANTI-EPILEPTIC ASSAYS
                                    ---------------------

                                    Carbamazepine
                                    Phenobarbital
                                    Phenytoin
                                    Topiramate
                                    Valproic Acid

                                    ANTI-BACTERIAL ASSAYS
                                    ---------------------

                                    Amikacin
                                    Gentamicin
                                    Teicoplanin
                                    Tobramycin
                                    Vancomycin

         Opus competes with a variety of companies, many of which are considerably larger and better known than Opus in the area of therapeutic drug monitoring. Among its competitors are Abbott Laboratories and Roche Diagnostics, Inc. Opus competes by way of product reliability, customer service, pricing and marketing of its diagnostic kits. Both the Topiramate and Teicoplanin kits do not experience competition as the Company enjoys worldwide exclusivity on each. All kits are sold domestically and internationally with the exception of the Teicoplanin, which is available for export only as the Teicoplanin drug it monitors is not cleared by the Food and Drug Administration (FDA) for sale in the United States.

         The Company has increased its research and development activities and is devoting substantial resources to develop new products. The Company determined that in order to remain cost efficient and to optimize the return on the use of its assets, it has been contracting its research & development, under the Company's direction, to third parties. During the fiscal years 2001 and 2000, the Company spent $187,000 and $16,000 on research and development, representing approximately 9% and 1% of sales respectively. This strategy of using outside contractors extends also to manufacturing. Since there are numerous companies in the business of OEM manufacturing for the diagnostic industry, the Company utilizes this capacity for the manufacture of its products. This eliminates the need to invest capital and also permits the Company to maintain a lower overhead. Until December 31, 2000, all of the Company's manufacturing services had been contracted to Oxis. Since then, the Company has transferred its production, including raw materials that it purchased in Fiscal 2001 from Oxis to two third party contractors. One contractor is responsible for the manufacture of the reagent test kits and the other contractor is responsible for the production of calibrators and controls for the tests. This change in the manufacturing arrangement of the Company's products has lessened its dependence on a single source of production for all of its products. Notwithstanding, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. Although the Company maintains adequate inventory levels, sufficient to meet its customers' demands, excessive levels of inventory cannot be maintained due to the finite shelf-life of the products. Consequently, there is still a risk to the Company in the event that it is faced with changing manufacturers on short notice.

         The Company continues to make an ongoing effort to expand its product portfolio utilizing the TDM line as a marketing platform. In anticipation of new products that would require FDA regulatory clearance, the Company consults with a law firm specializing in health care regulatory affairs and, where appropriate, the Company will patent any intellectual properties. Management has initiated discussions and is currently working with several major drug companies to develop new tests to monitor blood levels of certain of their drugs. While in this evaluation period, no agreements exist between the parties.

         Effective October 15, 2000, Opus entered into a Development and License Agreement with Novartis Pharma AG to develop and market internationally an assay to monitor Certican(TM). Certican(TM) is a Novartis drug candidate and is presently in the Phase III clinical trial process, as required by the FDA. When cleared by the FDA, it is anticipated Certican(TM) will be used initially to treat renal transplant patients. The Opus test to measure Certican is expected to be used regularly to monitor blood levels of the drug, guiding physicians as to correct dosage and patient compliance. There are approximately 25,000 renal transplants annually that take place in the U.S. alone with approximately the same number outside the U.S.

GOVERNMENT REGULATION

         Opus' distribution and marketing of its diagnostic test kits are subject to a number of both domestic and international regulatory controls. In the United States, Opus' activities are subject to regulation by the United States Food and Drug Administration.

         These regulations require that Opus formally notify the FDA of its intentions to market any new in vitro diagnostic device through a regulatory submissions process, utilizing either the Premarket Notification 510 (k) process or the Premarket Approval Application (PMA) process. If the 510 (k) process is used, Opus is required to demonstrate that the product is "substantially equivalent" to another legally marketed assay intended for the same purpose. Opus cannot proceed with sales of its in vitro diagnostic products in the United States until such time that FDA clearance is provided in the form of a letter from FDA notifying Opus that it's in vitro diagnostic device has been determined to be substantial equivalent. Currently, those products reviewed under the 510
(k) process and meeting all documentation and performance requirements are cleared in approximately 90 days although a longer period of time may be necessary in certain circumstances. In certain cases, specifically for Class III devices, Opus must follow the PMA process which involves a lengthier and more difficult process. The data for a Class III device approval is much more demanding and in depth than that of a 510 (k) approval at a costlier expense to the Company.

         The regulatory controls being imposed upon Opus with respect to the international distribution and marketing of in vitro diagnostic devices are increasing. Specifically, member nations of the European Community are developing a standardized quality system similar to the FDA's Quality System Regulation (QSR) known as EN 29000 that is anticipated to be effective through the European Community. Once the grace period to conform to the directive has expired, Opus will be mandated to conform to the EN 29000 regulations for any product sold in the European Community. The European Community has adopted the IVD Directive. All in vitro devices must bear the CE Marking of Conformity by 2005. Opus has commenced working on the process to obtain CE Marking for its diagnostic kits.

DISTRIBUTION AND MARKETING

         The Opus INNOFLUOR(R) products are sold on a worldwide basis through distributors. In the United States, Opus has an exclusive distribution agreement to market its INNOFLUOR(R) products through Polymedco, Inc. Internationally, Opus continues to expand it sales by appointing additional international distributors in new markets. Opus grants exclusive and non-exclusive distributorships, which generally cover limited geographic areas. Opus has relationships with 26 exclusive and non-exclusive distributors and its products have been sold in 33 countries. The international sales account for approximately 68% of Opus' total sales with concentration primarily in Western Europe where two major customers account for approximately 21% and 15% of total product sales. All sales are invoiced in U.S. dollars. Since its acquisition of the therapeutic drug business, the Company has increased the number of its distributors from 17 to 26. The Company currently sells its products in 33 countries as compared to 17 at the time of acquisition. Opus' unit sales of its reagent kits have increased by 23.6% during the last fiscal year. Whereas there can be no assurance of this trend, the Company's new products program should enhance the existing organic growth.

         Sales of kits to the distributors are made against individual purchase orders. All products are shipped from one of the manufacturing locations and are generally delivered domestically within 24 hours and overseas within 48 to 72 hours of shipping.

         Opus provides support to its distributors by offering comprehensive product training and the necessary technical information to assist their marketing.

THE STRAX INSTITUTE BUSINESS

         The Strax Institute (Strax) was founded in 1979 to provide comprehensive breast care for patients. In July 1998, The Company acquired Strax, as part of its strategy to utilize and integrate the breast imaging technology that was developed at the time by Caprius, with that of Strax and create an installed base for this business. In April 1999, the Company sold the assets of the breast imaging technology and the original strategy to use Strax as its platform was no longer valid.

          Strax specializes in comprehensive breast care utilizing several imaging modalities and a high level of hands-on patient care. Strax performs all imaging and diagnostic services in-house, including x-ray mammography, screening ultrasound, ultrasound, stereotactic biopsies, as well as performing bone densitometry to monitor osteoporosis. In addition, Strax administers in-house all patient screening, scheduling, billing and collections, managed care contracts, transcriptions, medical records and accounting and bookkeeping for its business.

         Strax is located in Lauderhill, Florida and performs approximately 24,000 procedures annually. Strax specializes in comprehensive breast care utilizing three Mammography Imaging Modalities (two Lorad units and one General Electric unit) and two Ultrasound Imaging Units, one of which is equipped with a color doppler (General Electric and Diasonics). For diagnostic purposes Strax is equipped with a Fisher Stereotactic Biopsy Unit. With the addition of a Halogic Bone Densitometry Table, Strax is identified as a Specialized Women's Imaging Center. The Infocure Computer System (previously known as the Radman) allows Strax the convenience of an interactive database and electronic filing to all third party payers.

         The healthcare market in which The Strax Institute operates is beneficial for the services offered. Within its geographical area are a high percentage of elderly female patients, a substantial number of whom are repeat patients.

         The opportunities available to increase volume and profitability at Strax are designed around programs and initiatives to expand patient volume and particularly to increase the revenues obtained per patient. The purchase of an ultrasound unit equipped with color doppler allows Strax to offer "stroke prevention" imaging and bundle this procedure together with the annual mammogram and bone densitometry tests directed to the same patient. However, the sale of the Company's breast imaging technology and competition in the geographic area from centers offering additional modalities at a single location has had a negative impact on the value of Strax. These factors make it more difficult for Strax to compete on an ongoing basis without significant investment by the Company. In addition, there are inherent risks due to Strax' dependence on a number of key personnel as well as to changes in Medicare and provider payer reimbursement rates for the medical services provided by Strax. Consequently, the Company continues to evaluate the possible sale of Strax.

EMPLOYEES

         As of December 14, 2001, the Company's breast imaging business had a staff of 17 full-time employees, including 1 senior manager, plus 2 part-time employees and the diagnostic business employed 7 full-time employees, including 3 senior managers.

         None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Company leases 2,758 square feet of office space in Fort Lee, New Jersey for sales and administrative personnel pursuant to a lease that expires on June 30, 2005 at a base monthly rental of approximately $6,665 plus escalation.

         The Company leases 8,400 square feet for its comprehensive breast-imaging center in Lauderhill, Florida, pursuant to a lease with annual step increases. The current monthly base rental payment is $10,108. The lease expires on January 31, 2004.

         The Company believes the premises leased are adequate for its current and near term requirements.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Common Stock has traded on the OTC Bulletin Board under the symbol CAPR since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market. As of September 30, 2001, the publicly traded warrants had expired and the market terminated upon their expiration.

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

         Common Stock                                  High              Low
                                                       ----              ---

         2001 (year ended September 30, 2001)

                           Fourth Quarter         $    0.09             0.05
                           Third Quarter               0.13             0.06
                           Second Quarter              0.20             0.06
                           First Quarter               0.28             0.13


         2000 (year ended September 30, 2000)

                           Fourth Quarter         $    0.45          $  0.22
                           Third Quarter               0.88             0.25
                           Second Quarter              1.13             0.09
                           First Quarter               0.16             0.06


         The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

         On September 30, 2001, there were approximately 1,600 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

         Included in revenues for Fiscal 2001 are $2,043,000 of net sales revenues for Opus therapeutic drug monitoring assays versus $1,920,000 for Fiscal 2000. The cost of operations for the Opus business for Fiscal 2001 was $715,000 versus $620,000 for the prior year. While reagent kit unit sales increased by 23.6% in Fiscal 2001 versus Fiscal 2000, aggregate net product sales revenues were impacted due to the change effective October 1, 2000 to an exclusive distributor for the United States. Sales prices are significantly lower when selling through a distributor as opposed to selling directly to end user customers.

         Net patient service revenue at Strax totaled $ 1,503,000 for the year ended September 30, 2001 ("Fiscal 2001") versus $1,479,000 for the year ended September 30, 2000 ("Fiscal 2000"). Cost of service operations totaled $1,077,000 for Fiscal 2001 versus $965,000 for Fiscal 2000. The increases from Fiscal 2000 to Fiscal 2001 reflect the efforts at Strax to add higher paying and more costly procedures at a time when reimbursement rates are being heavily negotiated by the healthcare providers and expenses continue to rise.

         Selling, general and administrative expenses totaled $1,822,000 for Fiscal 2001 versus $2,628,000 for Fiscal 2000. This decrease reflects the Company's continued efforts to reduce corporate overhead and also reflects one time severance, directors fees and expense payments that were made to two former executive officers aggregating approximately $564,000 that were paid in Fiscal 2000.

         Based on current market conditions and an analysis of projected undiscounted future cash flows calculated, the Company has determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets has necessitated a write-down of $500,000 of goodwill, which represents the excess of cost over the net assets acquired of the Strax Institute.

         Research and development expenses totaled $187,000 for Fiscal 2001 versus $16,000 for Fiscal 2000. This increase reflects the increasing expenditures on the Company's projects under development for new therapeutic drug monitoring tests.

         The operating loss from operations totaled $778,000 for Fiscal 2001 versus $833,000 for Fiscal 2000. This decrease reflects the shift in business operations to the more profitable Opus therapeutic drug monitoring business. The loss for Fiscal 2001 includes a write-down of goodwill of $500,000 reflecting the impairment in value of the Strax Institute, for which there was no comparative expense in Fiscal 2000. Excluding this charge, the operating loss for Fiscal 2001 would have totaled $278,000 versus $833,000 for Fiscal 2000.

         Included in interest expense for Fiscal 2001 was $7,000 which represented a non-cash charge for the discount on the Bridge Loans which were issued during the year. Included in interest expense for Fiscal 2000 was $227,000 which represented a non-cash charge for the discount on the Bridge Loans which were issued and repaid during that year.

LIQUIDITY AND CAPITAL RESOURCES

         During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products.

         In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements. The Company utilized the net funds for the repayments mentioned below and the balance was used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company has been attempting to sell Strax. The $300,000 short term bridge loan notes are secured by the assets of Strax and are due for repayment on February 28, 2002. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities, government-funded grants and equity offerings in order to provide capital for future expansion. The ability to secure equity financing has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful, and in light of the current low market price any equity placement would result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 2001 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

         Net cash used in operations for the year ended Fiscal 2001 amounted to $440,000. There were no significant cash flows used in investing activities for Fiscal 2001. Cash flows from financing activities in Fiscal 2001 decreased from Fiscal 2000 due to the proceeds from the sale of Common Stock in 2000.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company expects to adopt SFAS in the first quarter of fiscal 2003. SFAS 142 requires the Company to complete a transitional goodwill impairment test by six months from date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption 0f SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method, the net carrying amount of goodwill related to those combinations was $928,671 and other intangible assets was $1,296,081 at September 30, 2001. Amortization expense for the year ended September 30, 2001 was $155,459. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will effect its future financial position and results of operations.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of development programs, delays in new product development, delays in obtaining regulatory clearance for new products, changes in governmental regulations, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.   FINANCIAL STATEMENTS

                                                                          PAGE
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            NUMBER

   Independent Auditors' Report                                            F-2

   Consolidated Balance Sheets at September 30, 2001 and 2000              F-3

   Consolidated Statements of Operations for the years ended
   September 30, 2001 and 2000                                             F-4

   Consolidated Statements of Stockholders' Equity for years
   ended September 30, 2001 and 2000                                       F-5

   Consolidated Statements of Cash Flows for the years ended
   September 30, 2001 and 2000                                             F-6

   Notes to Consolidated Financial Statements                      F-7 to F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16


DIRECTORS AND EXECUTIVE OFFICERS

         As of December 14, 2001, the directors and executive officers of the Company were:

Name                           Age         Position
----                           ---         --------

George Aaron                   49          Chairman of the Board,
                                           President and Chief Executive Officer

Jonathan Joels                 45          Chief Financial Officer, Treasurer,
                                           Secretary and Director

Elliott Koppel                 57          VP Sales and Marketing

Shrikant Mehta                 57          Director

Sanjay Mody (1)(2)             42          Director

Robert Spira, MD (1)(2)        52          Director

Sol Triebwasser, Ph.D. (1)(2)  79          Director

--------------------

(1)      Member of the Audit Committee
(2)      Member of the Compensation/Option Committee

         The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:

         GEORGE AARON. Mr. Aaron has been Chairman of the Board, President and CEO of the Company since June 1999. From 1992 to 1998, Mr. Aaron was the co-founder and CEO of a drug discovery company, Portman Pharmaceuticals, Inc. and currently serves on the Board of Directors of Peptor Limited, the company that acquired Portman Pharmaceuticals. Mr. Aaron was also a co-founder of a bioseparation/agtech company, CBD Technologies, Inc. of which he remains a Director. From 1983 to 1988, Mr. Aaron was the Founder and CEO of a diagnostic company, Technogenetics Inc. that he took public and which was later acquired. Prior to 1983, Mr. Aaron was Founder and is a Partner in the Portman Group, Inc. and headed international business development at Schering-Plough Corporation. Mr. Aaron is a graduate of the University of Maryland.

         JONATHAN JOELS. Mr. Joels has been CFO, Treasurer and Secretary of the Company since June 1999. From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc., which was subsequently acquired. Mr. Joels was also a co-founder of a bioseparation/agtech company, CBD Technologies, Inc. Mr. Joels' previous experience includes serving as a principal in Portman Group, Inc.; CFO of London & Leeds Corp., a subsidiary of a large UK multinational public company; and as a Chartered Accountant held positions with both Ernst & Young and Hacker Young between 1977 and 1981. Mr. Joels qualified and was admitted to the Institute of Chartered Accountant in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London School of Business Studies.

         ELLIOTT KOPPEL. Mr. Koppel has been VP of Marketing and Sales of the Company since June 1999. From 1996 to June 1999 he served as CEO of ELK Enterprises, a consulting and advertising company for the Medical Device industry. From 1993 to 1996, he was VP Sales and Marketing for Clark Laboratories Inc. From 1992 to 1993, Mr. Koppel was Director of the Immunology Business Unit at Schiapparelli BioSystems. From 1990 to 1992, he was VP of Sales and Marketing at Enzo BioChem. From 1986 to 1990, Mr. Koppel was VP of Clinical Sciences, Inc. Between 1974 and 1986 he held the positions of Sales Representative, Regional Manager, and International Marketing Manager at Warner Lambert Diagnostics. Prior to 1974 Mr. Koppel was Sales Representative and Product Manager with Ortho Diagnostics. Mr. Koppel has BS in Commerce from Rider University.

         SHRIKANT MEHTA. Mr. Mehta was appointed to the Board of Directors in June 2000. He has been President and CEO of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1979. He has also served on the Board of Directors of various private companies. Mr. Mehta has a BS in Electrical Engineering from Case Institute of Technology and an MS in Electrical Engineering from Wayne State University.

         SANJAY MODY. Mr. Mody was appointed to the Board of Directors in June 2000. Since May 2001, Mr. Mody has served as President, CEO and CFO of Distinctive Devices, Inc. (OTCBB: DDEV) and a director thereof since March 2000. Since March 2000 he has been an active investor in several technology companies. From July 1996 to February 2000, he served as a Vice President of Investment Advisory at Laidlaw Global Securities, Inc. From 1995 to 1996, Mr. Mody was a Financial Advisor at Morgan Stanley Dean Witter. He is also a founder Director of Realtime Access Inc., a telecommunication access equipment manufacturing company.

          ROBERT SPIRA, M.D., F.A.C.P. Dr. Spira was Vice Chairman of the Company from February 1994 to June 1999. Since October 1992, he has been the Director of the Department of Gastroenterology at St. Michael's Medical Center in Newark, New Jersey, and for more than five years prior thereto, he served as Chief of Gastrointestinal Endoscopy at St. Michael's Medical Center. Dr. Spira is a graduate of New York University Medical School and a past president of both the New Jersey Society for Gastrointestinal Endoscopy and the New Jersey Society of Gastroenterology.

         SOL TRIEBWASSER, PH.D. Until 1996, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights, New York and currently a Research Staff member emeritus. Since receiving his Ph.D. in physics from Columbia University in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

         Mr. Aaron and Mr. Joels are brothers-in-law, and Mr. Mehta is the uncle of Mr. Mody.

         The Board of Directors met once in fiscal 2001. Each of the Directors attended the meeting.

         The Board of Directors has standing Audit and Compensation/Option Committees.

         The Audit Committee reviews with the Company's independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

         The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans.

COMPENSATION OF DIRECTORS

         In October 1999, the non-employee directors were given the right to receive (i) options for 50,000 shares of Common Stock or (ii) options for 25,000 shares of Common Stock and $5,000, which options would be exercisable for five years and at the market price at time of grant. Pursuant to the 1993 Directors Stock Option Plan for Non-Employee Directors (the "1993 Directors Plan"), which was amended in December 1997, the number of shares available under the 1993 Directors Plan has been increased to 200,000 shares. In Fiscal 2001, payments of $5,000 were made to all non-employee directors and no options were granted under the 1993 Directors Plan.

COMPLIANCE WITH SECTION 16 (A)

         Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2001, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2001.

                  ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                  -------------------                                  ----------------------

                                                                         Awards                        Payouts
                                                                         ------                        --------
                                                                                      Securities
                                                         Other         Restricted     Underlying
Name and                                                 Annual           Stock         Options          LTIP        All Other
Principal                        Salary       Bonus   Compensation       Award(s)         SARs          Payouts     Compensation
Position            Year           ($)        ($)          ($)             ($)             (#)            ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------

George Aaron       2001         160,000        -0-        -0-              -0-             -0-            -0-           -0-
President/CEO      2000 (1)     160,000        -0-        -0-              -0-          118,500           -0-           -0-

Jonathan Joels     2001         112,000        -0-        -0-              -0-             -0-            -0-           -0-
CFO                2000 (2)     112,000        -0-        -0-              -0-          100,000           -0-           -0-


(1) Mr. Aaron was appointed by the Board effective June 28, 1999 as President and CEO.
(2) Mr. Joels was appointed by the Board effective June 28, 1999 as CFO, Treasurer and Secretary.

         As of September 30, 2001, the Company does not have any outstanding employment agreements with any of our officers and/or employees. Since July 1, 1999 Mr. Aaron and Mr. Joels have been paid annual base salaries of $160,000 and $112,000, respectively with an additional $1,000 per month and $750 per month, respectively, for automobile expenses.

         The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.


-----------------------------------------------------------------------------------------------------------------------------------
OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                 Potential Realized
                                                                                  Value at Assumed
                                      Individual                                Annual Rates of Stock     Alternative to (f) and (g)
                                        Grants                                  Price Appreciation for        Grant Date Value
                                                                                     Option Term

          (a)                (b)         (c)          (d)            (e)           (f)        (g)                 (h)
                                         % of
                          Number of     Total
                         Securities    Options/     Exercise                                                     Grant
                         Underlying      SARS       on Base       Expiration                                     Date
          Name            Options/    Granted to     Price           Date         5%($)     10%($)              Present
                            SARs      Employee(s)    ($/Sh)                                                     Value $
                         Granted (#)  in Fiscal
                                         Year
-----------------------------------------------------------------------------------------------------------------------------------

         George Aaron        -0-          -0-           -0-           -0-          -0-       -0-                 -0-

         Jonathan Joels      -0-          -0-           -0-           -0-          -0-       -0-                 -0-

-----------------------------------------------------------------------------------------------------------------------------------

                                                         FISCAL YEAR END OPTION VALUE

                                            NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                           OPTIONS AT SEPT. 30, 2001            AT SEPT. 30, 2001
         NAME                              EXERCISABLE/UNEXERCISABLE             EXERCISABLE ($)

         George Aaron                             43,500/75,000                        $-0-

         Jonathan Joels                           25,000/75,000                        $-0-


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation/Option Committee are Robert Spira, M.D., F.A.C.P., and Sol Triebwasser, Ph.D. and Sanjay Mody, none of who is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 2001, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                                                       Amount and Nature        Percentage of
Name of                                Position with                    of Beneficial              Common
Beneficial Owner                       Company                          Ownership (1)               Stock
--------------------------------------------------------------------------------------------------------------
George Aaron                           Chairman of the
                                       Board; Chief Executive            3,467,089(2)               18.6%
                                       Officer;
                                       President

Jonathan Joels                         Director; Chief
                                       Financial Officer;                3,350,739(3)               18.4%
                                       Treasurer;
                                       Secretary

Elliott Koppel                         VP Sales & Marketing                113,500(4)                 *

Shrikant Mehta                         Director                          4,300,000(5)                7.0%

Sanjay Mody                            Director                            500,000(6)                 *

Robert Spira, M.D.                     Director                             32,167(7)                 *

Sol Triebwasser, Ph.D.                 Director                             35,167(8)                 *

All executive officers and                                              11,798,662(9)               44.0%
Directors as a group (7 persons)


------------------------------------
*        Less than one percent (1%).

Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2001 pursuant to stock options, warrants and convertible securities.

1. Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2001 pursuant to stock options, warrants and convertible securities.

2. Includes (i) 7,050 shares in retirement accounts, (ii) 211,250 shares subject to warrants, (iii) 960,000 shares as trustee for his children
         (iv) 100 shares jointly owned with his wife and (v) 68,500 shares underlying options presently exercisable, and excludes 50,000 shares underlying options which are currently not exercisable.

3. Includes (i) 960,000 shares as trustee for his children, (ii) 133,750 shares subject to warrants, (iii) 17,500 shares subject to warrants owned by his wife for which he disclaims beneficial ownership, (iv) 50,000 shares underlying options presently exercisable, and excludes 50,000 shares underlying options which are currently not exercisable.

4. Includes (i) 26,000 shares subject to warrants and (ii) 87,500 shares underlying options presently exercisable, and excludes 212,500 shares underlying options which are not currently exercisable.

5. Includes (i) 2,600,000 shares subject to warrants and (ii) 500,000 shares subject to options.

6.       Includes 500,000 shares subject to options.

7. Includes 32,167 shares underlying options presently exercisable granted under the 1993 Directors Plan and excludes 8,333 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

8. Includes 35,167 shares underlying options presently exercisable granted the 1993 Directors Plan and excludes 8,333 shares underlying options granted under the 1993 Directors Plan, which are currently not exercisable.

9. Includes (i) 2,988,500 shares subject to warrants and (ii) 1,273,334 shares subject to options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During February and March 2001, the Company completed a short-term bridge loan aggregating $300,000 through loan notes due on February 28, 2002. Included as part of this bridge loan Messrs. Mehta, Aaron, Koppel and the spouse of Mr. Joels contributed $200,000, $17,500, $15,000 and $17,500 respectively. These funds were used principally for working capital and to purchase raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus TDM products. The loan notes bear interest at a rate of 11% per annum and are secured by the assets of the Strax Institute. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of Common Stock, exercisable at $0.08 per share for a period of five years.

         In April 2000, Messrs. Aaron and Joels participated in the April Placement purchasing 90,000 and 60,000 shares of the Company's Common Stock respectively and received warrants on the same basis as the other participants.

         In March 2000, Messrs. Aaron, Joels and Koppel loaned $25,000, $25,000 and $20,000 respectively to the Company in order to facilitate shipment of sales products from Oxis. These loans were repayable at the earlier of 90 days or upon the closing of a securities placement, and bore interest at the rate of 12% per annum, payable on maturity. In addition, for each $1.00 principal amount loaned, the Company granted warrants to purchase an aggregate of 38,500 shares of Common Stock exercisable for five years. These loans were repaid in April 2000.

         Separately, and in consideration of their participation in the April 2000 Placement, the Company agreed to give the principal investors (including Mr. Mehta, who subsequently became a director) in the placement preemptive rights for a period of three years with respect to their interest in the Company, such that, to the extent of their current interest in the Company, these principal investors each have the right to participate in any sale, for cash, by the Company of

Common Stock or shares of preferred stock or other securities that are exercisable for, convertible into or exchangeable for shares of Common Stock in a private placement transaction, subject to certain exceptions.

         The Company also agreed to provide these principal investors with most favorable investors rights, such that if any greater rights are received by the holders of the next rounds of equity financing by the Company occurring within one year after the date of purchase, subject to certain exceptions, the Company would put the principal investors in the same position as the holders of any subsequent investments. Furthermore, in the event that any subsequent investment is at a price per share of less than the equivalent of $0.722 per share of Common Stock (i.e., less than $0.722 per share of equity security, (including exercise price, if any) exercisable for or convertible into one share of Common Stock), then the Company would issue to Mr. Mehta, without additional consideration, the number of shares of Common Stock that he would have received if he had made his investment in the April Placement on the terms of any subsequent investment within the year. There was no subsequent investment within the year.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits, including those incorporated by reference.

Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, Medical Diagnostics, Inc. ("Strax"), Strax Acquisition Corporation and US Diagnostic Inc. (incorporated by reference to Exhibit 1 to Registrant's Form 8-K filed January 23,
               1997).

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

3.1 Certificate of Incorporation of Registrant. (incorporated by reference to Exhibit 3 filed with Registrant's Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993) (File No. 2084785 ("Registrant's Form S-2")).

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

4.4 Warrant issued to Oxis Health Products, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's July 1999 Form 8-K).

4.5 Form of Warrant regarding Registrant's Bridge Financing in December 1999 (incorporated by reference to Exhibit 4.6 to Registrant's July 2000 Form SB-2).

4.6 Form of Warrant issued to certain employees in connection with the Registrant's Employee Bridge Financing in March 2000 (incorporated by reference to Exhibit 4.7 to Registrant's July 2000 Form SB-2).

4.7 Form of Series A Warrant from the Registrant's April 2000 private placement of Units (the "April Private Placement"). (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed April 28, 2000 (the "April 2000 Form 8-K")).

4.8            Form of Series B Warrant from the April Private Placement.
               (incorporated by reference to Exhibit 10.3 to Registrant's April 2000 Form 8-K).

4.9 Form of Warrant issued to each of Sandra Kessler and Nicholas Kessler, by and through his Guardian ad litem (collectively the "Claimants"), in connection with the Settlement Agreement among the Registrant, the Claimants and others in August 2000 (incorporated by reference to Exhibit 4.10 to Registrant's September 2000 Form 10-KSB).

4.10 Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to Exhibit 10.3 to the Registrant's Form 10 QSB dated March 31, 2001).

10.1 Registrant's 1993 Employee Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.2 Registrant's 1993 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit B of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.3.1 Registration Rights Agreement, dated August 18, 1997, between Registrant and General Electric Company ("GE") (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed September 2, 1997).

10.3.2 Stockholders Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed September 2, 1997).

10.3.3 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.3.4 License Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.1 Severance and Consulting Agreement dated as of June 28, 1999 between Registrant and Nelson (incorporated by reference to Exhibit 10.4 to the Registrant's July 1999 Form 8-K).

10.4.2 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Jack Nelson (incorporated by reference to Exhibit 10.16.1 to Registrant's September 1999 Form 10-KSB).

10.4.3* Letter of Non-disparagement dated January 14, 2000 between Registrant and Jack Nelson.

10.4.4* Letter Agreement dated April 4, 2000 between Registrant and Nelson relating to terms and conditions of payment as outlined in Severance and Consulting Agreement dated as of June 28, 1999.

10.5.1 Severance and Consulting Agreement between Registrant and Levy, dated as of June 28, 1999 (incorporated by reference to Exhibit
               10.5 to the Registrant's July 1999 Form 8-K).

10.5.2 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Enrique Levy (incorporated by reference to Exhibit 10.16.2 to Registrant's September 1999 Form 10-KSB).

10.5.3 Form of Security Agreement, dated as of December 28, 1999, by Registrant to Enrique Levy as Agent (incorporated by reference to Exhibit 10.16.3 to Registrant's September 1999 Form 10-KSB).

10.5.4* Letter of Non-disparagement dated January 14, 2000 between Registrant and Enrique Levy.

10.5.5* Letter Agreement dated April 4, 2000 between Registrant and Enrique Levy relating to terms and conditions of payment as outlined in Severance and Consulting Agreement dated as of June 28, 1999.

10.6.1 Asset Purchase Agreement dated as of June 28, 1999, among Opus, Oxis Health Products, Inc. and Oxis International, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's July 1999 Form 8-K).

10.6.2 Secured Promissory Note of Opus issued to Oxis Health Products, Inc. in the initial principal amount of $565,000 (incorporated by reference to Exhibit 10.1 to Registrant's July 1999 Form 8-K).

10.6.3 Services Agreement, dated as of June 30, 1999, between Opus and Oxis Health Products, Inc. (incorporated by reference to Exhibit
               10.3 to Registrant's July 1999 Form 8-K).

10.7.1 Promissory Notes issued for bridge loan in the aggregate amount of $600,000 (November 1999 and December 1999) (incorporated by reference to Exhibit 10.15 to Registrant's September 1999 Form 10-KSB).

10.7.2 Form of Subscription Agreement regarding Registrant's December 1999 Bridge Financing [incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form SB-2, File No. 333-02222(the "2000 Form SB-2")].

10.8.1 Form of Stock Purchase Agreement regarding the April Private Placement (incorporated by reference to Exhibit 10.1 to Registrant's April 2000 Form 8-K).

10.8.2 Letter Agreement, dated March 27, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.4 to Registrant's April 2000 Form 8-K).

10.8.3 Letter Agreement, dated March 29, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.5 to Registrant's April 2000 Form 8-K).

10.8.4 Form of Option granted to Sanjay Mody with respect to the April Private Placement (incorporated by reference to Exhibit 10.16 to Registrant's 2000 Form SB-2)

10.8.5 Form of Option granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit
               10.17 to Registrant's 2000 Form SB-2).

10.9 Form of Settlement Agreement between the Registrant and the Claimants dated August 8, 2000 (incorporated by reference to
               Exhibit 10.17 to Registrant's 2000 Form SB-2).

10.10 Form of Secured Promissory Notes, issued for bridge loan in the aggregate amount of $300,000 (February 2001 and March 2001) (incorporated by reference to Exhibit 10.1 to Registrant's Form 10 QSB dated March 31, 2001).

10.11 Form of Security Agreement dated February 28, 2001 by Registrant to Elliott Koppel as agent (incorporated by reference to Exhibit
               10.2 to Registrant's Form 10 QSB dated March 31, 2001).

21*            List of Company's subsidiaries.

23.1* Consent of BDO Seidman, LLP, independent certified public accountants.


------------------------
*   Filed herewith

(b)      Reports on Form 8-K:
                  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January 2002.

CAPRIUS, INC.

By:    s/Jonathan Joels
       -------------------------
         Jonathan Joels, CFO,
         Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                               TITLE                        DATE

/s/George Aaron                   Chairman of the Board,          Jan. 14, 2002
-----------------------------     President and CEO
George Aaron


/s/Jonathan Joels                 Director, CFO, Treasurer        Jan. 14, 2002
-----------------------------     and Secretary
Jonathan Joels

/s/ Skrikant Mody
-----------------------------     Director                        Jan. 14, 2002
Shrikant Mehta

/s/Sanjay Mody                    Director                        Jan. 14, 2002
-----------------------------
Sanjay Mody

/s/ Robert Spira
-----------------------------     Director                        Jan. 14, 2002
Robert Spira, M.D., F.A.C.P.


s/Sol Triebwasser                 Director                        Jan. 14, 2002
----------------------------
Sol Triebwasser, Ph.D.

EXHIBIT INDEX

EXHIBIT

21       Subsidiaries of the Registrant

23.1     Consent of Independent Certified Public Accountants

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

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                       F-7 to F-17

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caprius, Inc.

         We have audited the accompanying consolidated balance sheets of Caprius, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caprius, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                            /s/BDO Seidman, LLP
                                                            -------------------
                                                            BDO Seidman, LLP

Boston, Massachusetts
November 15, 2001

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2001        September 30, 2000
                                                                       --------------------      --------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $           89,776        $          349,998
     Accounts receivable, net of reserve for bad debts of $26,000 at
         September 30, 2001 and September 30, 2000                                 578,808                   503,922
     Inventories                                                                   396,430                   283,683
     Other current assets                                                            5,324                     8,661
                                                                       --------------------      --------------------
         Total current assets                                                    1,070,338                 1,146,264
                                                                       --------------------      --------------------
PROPERTY AND EQUIPMENT:

     Medical equipment                                                             341,140                   317,718
     Office furniture and equipment                                                220,290                   217,583
     Leasehold improvements                                                            950                       950
                                                                       --------------------      --------------------
                                                                                   562,380                   536,251
     Less:  accumulated depreciation                                               408,354                   275,299
                                                                       --------------------      --------------------
         Net property and equipment                                                154,026                   260,952
                                                                       --------------------      --------------------
OTHER ASSETS:

     Goodwill, net of accumulated amortization of $221,511 at
         September 30, 2001 and $139,071 at September 30, 2000                     928,671                 1,511,111
     Other intangibles, net of accumulated amortization of $164,292 at
         September 30, 2001 and $91,273 at September 30, 2000                    1,296,081                 1,369,100
     Other                                                                          22,794                    22,644
                                                                       --------------------      --------------------
         Total other assets                                                      2,247,546                 2,902,855

                                                                       --------------------      --------------------
TOTAL ASSETS                                                            $        3,471,910        $        4,310,071
                                                                       ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Note payable, net of unamortized discount of $5,000                $          295,000        $                -
     Accounts payable                                                              291,460                   403,681
     Accrued expenses                                                              248,660                   460,152
     Accrued compensation                                                           72,760                    35,861
     Current maturities of long-term debt and capital lease obligations             46,636                   105,174
                                                                       --------------------      --------------------
         Total current liabilities                                                 954,516                 1,004,868

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities             35,032                    84,070
                                                                       --------------------      --------------------

TOTAL LIABILITIES                                                                  989,548                 1,088,938
                                                                       --------------------      --------------------
COMMITMENTS AND CONTINGENCIES                                                            -                         -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares

         Issued and outstanding - Series A, none; Series B, convertible,
         27,000 shares at September 30, 2001 and September 30, 2000.

         Liquidation preference $2,700,000                                       2,700,000                 2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 17,121,362 shares at September 30, 2001
         and 16,434,714 shares at September 30, 2000                               171,214                   164,347
     Additional paid-in capital                                                 67,154,517                67,081,568
     Accumulated deficit                                                       (67,541,119)              (66,722,532)
     Treasury stock (22,500 common shares, at cost)                                 (2,250)                   (2,250)
                                                                       --------------------      --------------------
         Total stockholders' equity                                              2,482,362                 3,221,133
                                                                       --------------------      --------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        3,471,910        $        4,310,071
                                                                       ====================      ====================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended September 30,
                                                              ----------------------------------------------
                                                                      2001                     2000
                                                              ---------------------    ---------------------

REVENUES:
      Net patient service revenues                             $         1,502,602      $         1,478,875
      Net product sales                                                  2,043,488                1,919,707
                                                              ---------------------    ---------------------
           Total revenues                                                3,546,090                3,398,582
                                                              ---------------------    ---------------------
OPERATING EXPENSES:

      Cost of operations                                                 1,077,230                  965,290
      Cost of product sales                                                714,734                  620,432
      Selling, general and administrative                                1,821,624                2,627,935
      Goodwill impairment                                                  500,000                        -
      Research and development                                             186,894                   15,563
      Provision for bad debt and collection costs                           23,523                    2,062
                                                              ---------------------    ---------------------
           Total operating expenses                                      4,324,005                4,231,282
                                                              ---------------------    ---------------------
           Operating loss                                                 (777,915)                (832,700)

Interest income                                                              4,436                   17,749
Interest expense                                                           (45,108)                (304,665)
                                                              ---------------------    ---------------------

      Net loss                                                 $          (818,587)     $        (1,119,616)
                                                              =====================    =====================
Net loss per basic and diluted common share                    $             (0.05)     $             (0.08)
                                                              =====================    =====================
Weighted average number of common shares outstanding,
      basic and diluted                                                 17,054,092               14,907,896
                                                              =====================    =====================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Preferred Stock      Common Stock $0.01 Par Value
                                       ----------------------------------------------------------  Additional
                                             Number                      Number                     Paid-in
                                           of Shares      Amount       of Shares         Amount     Capital
                                       -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999                   27,000   $ 2,700,000      13,548,017     $ 135,480  $ 64,778,855

Issuance of common stock and warrants
for proceeds from private placement                -             -       1,950,000        19,500     1,930,500

Issuance of common stock in
satisfaction of accrued liabilities                -             -         225,000         2,250        41,805

Issuance of common stock in connection
with class action                                  -             -         425,000         4,250        78,073

Issuance of common stock in connection
with KSH Investment Group agreement                -             -         236,697         2,367        11,835

Issuance of common stock in connection
with legal settlement                              -             -          50,000           500        13,500

Fair value of warrants issued in connection
with bridge financing                              -             -               -             -       227,000

Net loss                                           -             -               -             -             -
                                       -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000                   27,000     2,700,000      16,434,714       164,347    67,081,568

Exercise of warrants issued in connection
with bridge financing                              -             -          68,750           688        13,062

Exercise of warrants issued in connection
with Oxis Agreement                                -             -         617,898         6,179        47,887

Fair value of warrants issued in connection
with bridge financing                              -             -               -             -        12,000

Net loss                                           -             -               -             -             -
                                       -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                   27,000   $ 2,700,000      17,121,362     $ 171,214  $ 67,154,517
                                       =======================================================================

                                                          Treasury Stock $0.01 Par Value
                                                          ------------------------------    Total
                                              Accumulated        Number                 Stockholders'
                                                Deficit        of Shares       Amount       Equity
                                            ---------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999                 $ (65,602,916)       22,500      $ (2,250)  $ 2,009,169

Issuance of common stock and warrants
for proceeds from private placement                     -             -             -     1,950,000

Issuance of common stock in
satisfaction of accrued liabilities                     -             -             -        44,055

Issuance of common stock in connection
with class action                                       -             -             -        82,323

Issuance of common stock in connection
with KSH Investment Group agreement                     -             -             -        14,202

Issuance of common stock in connection
with legal settlement                                   -             -             -        14,000

Fair value of warrants issued in connection
with bridge financing                                   -             -             -       227,000

Net loss                                       (1,119,616)            -             -    (1,119,616)
                                           ---------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000                   (66,722,532)       22,500        (2,250)    3,221,133

Exercise of warrants issued in connection
with bridge financing                                   -             -             -        13,750

Exercise of warrants issued in connection
with Oxis Agreement                                     -             -             -        54,066

Fair value of warrants issued in connection
with bridge financing                                   -             -             -        12,000

Net loss                                         (818,587)            -             -      (818,587)
                                           ---------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                 $ (67,541,119)       22,500      $ (2,250)  $ 2,482,362
                                           =========================================================

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended September 30,
                                                                            2001                 2000
                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                                $ (818,587)        $ (1,119,616)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Amortization of discount on bridge financing                             7,000              227,000
         Depreciation and amortization                                          288,514              279,409
         Impairment of Goodwill                                                 500,000                    -
         Changes in operating assets and liabilities:
              Accounts receivable, net                                          (74,886)              33,588
              Inventories                                                      (112,747)             (72,700)
              Other current assets                                                3,187               19,732
              Accounts payable and accrued expenses                            (232,748)            (406,023)
                                                                      ------------------   ------------------
                  Net cash used in operating activities                        (440,267)          (1,038,610)
                                                                      ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of rehabilitation business                                    -               50,000
     Purchase of equipment, furniture and leasehold improvements                (26,129)             (32,981)
                                                                      ------------------   ------------------
                  Net cash provided by(used in) investing activities            (26,129)              17,019
                                                                      ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                      13,750            1,950,000
     Proceeds from issuance of debt and warrants                                300,000              670,000
     Repayment of debt and capital lease obligations                           (107,576)          (1,364,479)
                                                                      ------------------   ------------------
                  Net cash provided by financing activities                     206,174            1,255,521
                                                                      ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (260,222)             233,930

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    349,998              116,068
                                                                      ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 89,776            $ 349,998
                                                                      ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                  $ 45,108             $ 77,665
                                                                      ==================   ==================

     During the year ended September 30, 2001, $54,066 of accrued expenses were offset against proceeds receivable upon the exercise of warrants to purchase 617,898 shares of common stock of the Company.

     During the year ended September 30, 2000, $154,580 of accrued expenses were converted to common stock of the Company.


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

         The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc., a Delaware corporation ("Oxis"). The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 (as adjusted) which was repaid on December 8, 1999, and a warrant granting Oxis the right to acquire 617,898 shares of the Company's Common Stock.

         Opus produces and sells 14 diagnostic assays, calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Pursuant to the Oxis Purchase Agreement, Opus acquired the assets relating to the Oxis reagent patent and trademark and distribution network for the therapeutic drug monitoring assay business (the "TDM Business"). Additionally, pursuant to a Services Agreement, Oxis was manufacturing the products of the TDM Business of Opus through December 31, 2000. After December 31, 2000, the Company transferred its production to third party manufacturers.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses in recent years which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company had available cash and cash equivalents of $89,776 at September 30, 2001. The Company intends to utilize the funds for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. The ability to secure equity financing has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.

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

         Asset Classification                             Useful Lives
         --------------------                             ------------

         Medical equipment                                5-8 years
         Office furniture and equipment                   3-5 years
         Leasehold improvements                           Term of lease

         [6]  Goodwill and other intangibles

         At September 30, 2001 and 2000, Goodwill results from the excess of cost over the fair value of net assets acquired related to the Opus Diagnostics business and to The Strax Institute. Other intangibles include trademarks, technical know how and distributor agreements. Goodwill and other intangibles are amortized on a straight-line basis over twenty years. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows.

         Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the Company has determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets has necessitated a write-down of $500,000 of goodwill, which represents the excess of cost over the net assets acquired of the Strax Institute.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company expects to adopt SFAS 142 in the first quarter of fiscal 2003. SFAS 142 requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method, the net carrying amount of goodwill related to those combinations was $928,671 and other intangible assets was $1,296,081 at September 30, 2001. Amortization expense for the year ended September 30, 2001 was $155,459. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will effect its future financial position and results of operations.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

         [11]     Concentration of Credit Risk and Significant Customers

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

         Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management's expectations. For the year ended September 30, 2001, two customers accounted for 14% and 12% of total revenue. There were no significant customers during fiscal year 2000.

         The Company currently buys all of its medical diagnostic products from two suppliers. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

(NOTE C) - Inventory

         Inventories consist of the following:

                                       SEPTEMBER 30,    SEPTEMBER 30,
                                            2001             2000
                                            ----             ----


            Raw Materials             $    166,340      $          -
            Finished goods                 230,090           283,683
                                      ------------      ------------
                                      $    396,430      $    283,683
                                      ============      ============


(NOTE D) - Bridge Loan Financing
--------------------------------

         During 2001, the Company completed a short term bridge loan of $300,000, through the issuance of loan notes bearing interest at 11% together with warrants to purchase common stock of the Company. Of the total proceeds, $250,000 of loans were from various officers and directors of the Company. All principal and interest amounts are due February 2002. The fair value of warrants issued in connection with the bridge loan amounting to $12,000 was reflected as a discount to the face value of the bridge loan. The notes are collateralized by substantially all assets of the Company.

(NOTE E) - Capital Lease Obligations
------------------------------------

         Capital lease obligations at September 30, 2001 and 2000 consisted of the following:

                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                  2001               2000
                                                  ----               ----

Various capital leases, secured by the
respective medical equipment, interest
rates ranging from 10.0% - 12.7%,
Monthly payments of principal and
interest ranging from $1,720 to $3,700,
maturities ranging from November 2001 to
October 2004.                                 $     81,668       $    189,244

Less:  current maturities                           46,636            105,174
                                              ------------       ------------
                                              $     35,032       $     84,070
                                              ============       ============


         Future lease payments under capital leases are as follows:

                                      Fiscal
                                       Year
                                      ------
                                       2002         57,379
                                       2003         24,790
                                       2004          8,124
                                                    ------
              Total minimum lease payments          90,293
              Less amount representing interest      8,625
                                                    ------
              Present value of capital lease
              obligations                          $81,668
                                                   =======

         Included in property and equipment is leased equipment having a net book value at September 30, 2001 and 2000 of approximately $101,000 and $191,000, respectively.

(NOTE F) - Income Taxes

         At September 30, 2001 and 2000, the Company had a deferred tax asset totaling approximately $18,042,000 and $17,972,000, respectively due primarily to net operating loss carryovers. A valuation allowance was established in 2001 and 2000 for the full amount of this asset due to uncertainty as to the realization of the benefit.

         At September 30, 2001 the Company had available net operating loss carryforwards for tax purposes, expiring through 2021 of approximately $53,066,000. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

         The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory tax rates to the loss from continuing operations:

                                                                                    Year Ended September 30,
                                                                            2001                      2000
                                                                            ----                      ----
                 Loss from continuing operations:                          $    (818,587)           $  (1,119,616)
                                                                           ==============           =============
                 Expected tax (benefit) at 34%                             $ (   278,320)           $ (   380,669)
                 Adjustment due to

                   increase in valuation reserve                                 278,320                  380,669
                                                                           -------------            -------------
                 Tax benefit (expense) per
                   financial statements                                    $        -               $        -
                                                                           =============            =============


(NOTE G) - Commitments and Contingencies
----------------------------------------

         [1]  Operating leases

         The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all operating leases totaled approximately $208,000 and $183,000 for the years ended September 30, 2001 and 2000, respectively.

         Future minimum rental commitments under operating leases are as follows:

         Fiscal Year                 Amount
         ----------------------------------
             2002                  203,701
             2003                  207,412
             2004                  122,874
             2005                   51,988
                                 ---------
            Total                $ 585,975
                                 =========

         [2]  Legal proceedings

         On January 7, 1998, the Company and Jack Nelson, the Company's former Chairman and Chief Executive Officer were served with a complaint in connection with a purported class action brought against them by Dorothy L. Lumsden in the United States District Court of the District of Massachusetts. The complaint contained claims for alleged violations of Sections 10(b) and 20(a) under the Securities Exchange Act and for common law fraud. Ms. Lumsden purported to bring her action "on behalf of herself and all other persons who purchased or otherwise acquired the common stock of the Company during the period August 10, 1994 through and including December 12, 1997". On February 2, 1998, the Company and Mr. Nelson were served with a second class action complaint naming them as defendants in connection with another action brought in the United States District Court for the District of Massachusetts. This action was brought by Robert Curry and the complaint alleged the same purported class and contained similar allegations and claims as the class action complaint discussed above. On April 24, 1998, the District Court consolidated the two class actions claims into one for pre-trial purposes. On January 7, 1999, the Company announced that it had reached a preliminary settlement in the shareholder class action in Federal Court in Boston. Under the terms of the settlement, Caprius made a cash payment of $150,000 and agreed to issue 325,000 shares of common stock to Plaintiffs. Caprius' insurance carrier contributed $100,000 of the cash payment. In addition, the settlement also stipulated that in the event Caprius sold all or part of its business within 12 months an additional payment of $75,000 and issuance of 100,000 additional shares would be made by Caprius to plaintiffs. Upon the sale of its Aurora Technology in April 1999, the additional payment was made. For the year ended September 30, 1999, the Company reported $207,323 as total settlement costs, which included $82,323 for the market value of the shares to be issued. During the year ended September 30, 2000, the Company issued 425,000 shares of common stock to the plaintiffs, thereby completing the settlement.

         On October 19, 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleged breach of contract and certain misrepresentations and sought damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies upon default of the Note. The ruling on the injunction was denied. Consequently, the final Note payment of $347,000 was paid as part of the sale of the MVA. The new Caprius management negotiated a settlement agreement between the Company and Eric T. Shebar, M.D. that was entered into on December 27, 1999, wherein the Company agreed to pay $60,000 immediately and a further $20,000 over the next two years. Upon the initial payment, the Company was released from all claims and actions relating to this matter. As of September 30, 2001 and 2000, the Company had a liability of $10,000 and $20,000, respectively, included in accrued expenses in the accompanying consolidated balance sheets relating to this matter.

         In Nicholas Kessler by and through his Guardian ad Litem, Saundra J. Kessler and Saundra J. Kessler Plaintiffs vs. Caprius, Inc. formerly known as Advanced Mammography Systems, Inc., Jack Nelson, an individual, Defendants, Case No. SA CV 99-193 DOC (EE)(U.S.D.C. Central District of California), the Plaintiffs, a mother and her minor son, presented eight claims for relief, including claims for violation of the Securities Act of 1933, violation for certain rules governing the sale of securities, for fraud, for negligent misrepresentation, for negligence, for rescission on behalf of both Plaintiffs and for breach of written contract. As of August 1, 2000, the Plaintiffs and Defendants entered into a settlement agreement and mutual release of all claims whereby each party would grant the other a full release with respect to all present and future claims related to this matter. On September 11, 2000, the court approved of the Settlement Agreement and the Company issued 25,000 shares of its common stock and granted warrants exercisable for three years at $0.25 per share to purchase 60,000 shares of its common stock to each of Sandra Kessler and Nicholas Kessler (through his Guardian ad Litem) in exchange for existing warrants, and the mutual releases became effective. For the year ended September 30, 2000, the Company recorded $14,000 for settlement costs, representing the market value of the shares issued. The market value of the warrants issued was not recorded as it was immaterial to the financial statements.

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

         [2]  Warrants
              --------

         As of September 30, 2000, the Company had outstanding warrants issued prior to fiscal year 1999 to purchase 101,500 shares of common stock at exercise prices ranging from $6.25 to $25.00, with a weighted average exercise price of $10.41. These warrants expired in fiscal year 2001.

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

         In connection with bridge financing entered into during 2001, the Company issued warrants to purchase 300,000 shares of common stock at $0.08. The warrants were determined to have a market value of $12,000 which is being amortized over the term of the related debt. These warrants expire in February 2006.

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

         [4]   Stock options
               -------------

         The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. There were no options outstanding under this plan as of September 30, 2001 and 2000, respectively.

         During 1993, the Company adopted a employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 1,000,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 200,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expire May 25, 2003.

         Stock option transactions under the 1993 plans are as follows:

                                                                                                  Weighted Average
                                                                Number of        Option Price      Exercise Price
                                                                  Shares           Per Share          Per Share
                                                                  ------           ---------          ---------

Balance, September 30, 1999                                      146,636        $0.84 - $25.60           $4.40

Granted in 2000                                                  810,000        $0.15 - $ 0.19            0.17
Cancelled in 2000                                                (41,136)       $0.84 - $25.60            9.87
                                                                 -------        --------------            ----

Balance, September 30, 2000                                      915,500        $0.15 - $ 5.00            0.52

Cancelled in 2001                                                (14,000)       $0.84 - $ 2.93            2.03
                                                                 -------        --------------            ----

Balance, September 30, 2001                                      901,500        $0.15 - $ 5.00           $0.45
                                                                 =======        ===============          =====


         Stock option transactions not covered under the option plans in the fiscal years 2000 and 2001 are as follows:

                                                                                                  Weighted Average
                                                                Number of        Option Price      Exercise Price
                                                                  Shares           Per Share          Per Share
                                                                  ------           ---------          ---------

Balance, September 30, 1999                                       77,032        $0.84 - $20.10           $7.83

Granted in 2000                                                1,050,000        $0.10 - $ 1.00            0.83
Cancelled in 2000                                                (31,000)       $0.84 - $ 5.00            4.20
                                                                --------        --------------           -----

Balance, September 30, 2000                                    1,096,032        $0.10 - $20.10            1.23

Cancelled in 2001                                                (42,171)       $7.90 - $17.50            9.62
                                                               ---------        ---------------          -----

Balance, September 30, 2001                                    1,053,861        $0.10 - $20.10           $0.89
                                                               =========        ==============           =====




                                                                                   Range of           Weighted
                                                                                  Price Per        Average Price
Options exercisable at September 30, 2001                    Number of Shares       Share            Per Share
-----------------------------------------                    ----------------     ---------        -------------

Plan shares                                                       497,350       $0.15 -$ 5.00           $0.71
Non-plan shares                                                 1,021,011       $0.10 -$20.10           $0.92


The following table summarizes information about stock options outstanding at September 30, 2001:

                                                Outstanding Options
                                ------------------------------------------------
                                                     Weighted-
                                     Number           Average         Weighted-
             Range of            Outstanding at      Remaining        Average
             Exercise             September 30,     Contractual       Exercise
              Prices                  2001         Life (years)        Price
        ------------------------------------------------------------------------

          $0.10-$0.25                860,000            7.5           $0.17
            0.75-1.00              1,011,000            3.5            0.87
               2.93                   70,000            5.3            2.93
               5.00                   10,500            3.9            5.00
           15.80-20.10                 3,861            3.0            7.37
        ------------------------------------------------------------------------

          $0.10-$20.10             1,955,361            5.3           $0.69
        ========================================================================

                                                Exercisable Options
                                ------------------------------------------------
                                                     Weighted-
                                     Number           Average         Weighted-
             Range of            Outstanding at      Remaining        Average
             Exercise             September 30,     Contractual       Exercise
              Prices                  2001         Life (years)        Price
        ------------------------------------------------------------------------

           $0.10-$0.25               423,000            7.1           $0.16
            0.75-1.00              1,011,000            3.5            0.87
               2.93                   70,000            5.3            2.93
               5.00                   10,500            3.9            5.00
           15.80-20.10                 3,861            3.0           17.37
        ------------------------------------------------------------------------

          $0.10-$20.10             1,518,361            4.6           $0.84
        ========================================================================


         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting or Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in fiscal 2000 or 2001. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                                     Year Ended September 30,
                                                    2001                   2000
                                                    ----                   ----
Net loss:
    As reported                              $  (818,587)         $  (1,119,616)
    Pro forma                                $  (826,666)         $  (1,127,695)

Net loss per share:

    As reported                              $     (0.05)         $       (0.08)
    Pro forma                                $     (0.05)         $       (0.08)


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

         The weighted-average grant-date fair value of options granted was $0.18 per share for the year ended September 30, 2000. The Company did not grant options during fiscal year 2001.

(NOTE I) - Industry Segments
----------------------------

         The Company operations are classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM Business").

         The following table shows sales, operating loss from continuing operations and other financial information by industry segment:

                                                        Imaging and
                                                      Rehabilitation            TDM
                                                         Services            Business         Consolidated
                                                         --------            --------         ------------
September 30, 2001
Revenues                                            $        1,502,602   $      2,043,488   $       3,546,090
                                                    ==================   ================   =================
Net loss                                            $          627,452   $        191,135   $         818,587
                                                    ==================   ================   =================
Capital Expenditures                                $                -   $         26,129   $          26,129
                                                    ==================   ================   =================
Depreciation and Amortization                       $          154,921   $        133,593   $         288,514
                                                    ==================   ================   =================
Identifiable assets at September 30, 2001           $          404,989   $      3,066,921   $       3,471,910
                                                    ==================   ================   =================
September 30, 2000
Revenues                                            $        1,478,875   $      1,919,707   $       3,398,582
                                                    ==================   ================   =================
Net loss                                            $          244,935   $        874,681   $       1,119,616
                                                    ==================   ================   =================
Capital Expenditures                                $           12,343   $         20,638   $          32,981
                                                    ==================   ================   =================
Depreciation and Amortization                       $          155,867   $        123,542   $         279,409
                                                    ==================   ================   =================
Identifiable assets at September 30, 2000           $        1,077,002   $      3,233,069   $       4,310,071
                                                    ==================   ================   =================

         Geographic Information
         ----------------------

         The following table shows revenues by geographic location for the years ended September 30, 2001 and 2000. Revenues are attributed to countries based on location of customer.

                                                Years Ended September 30,

                                                 2001             2000
                                                 ----             ----

                           United States    $ 1,987,834        $2,254,030
                           Europe             1,380,866         1,008,498
                           Japan                177,390           136,054
                                            -----------      ------------
                           Total            $ 3,546,090        $3,398,582
                                            ===========        ==========