Form 10QSB
period 2001-12-31
CAPRIUS INC
filed 2002-02-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark one)

             [X] Quarterly Report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


             [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934


                         Commission File Number: 0-11914
                                                 -------

                                  CAPRIUS, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


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

                                       N/A
        ----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
      ---     ---

         State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding at January 31, 2002
Common Stock. Par value $0.01                      17,098,862 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - December 31, 2001 and September 30, 2001                     3

                  Consolidated Statements of Operations - for the three months ended                         4
                      December 31, 2001 and December 31, 2000

                  Consolidated Statement of Stockholders' Equity -for the three months                       5
                  ended December 31, 2001

                  Consolidated Statements of Cash Flows - for the three months ended                         6
                  December 31, 2001 and December 31, 2000

                  Notes to Consolidated Financial Statements                                                 7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                            8
                   CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                         10



     SIGNATURES                                                                                              11

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         December 31, 2001         September 30, 2001
                                                                        --------------------       -------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $    181,473             $      89,776
     Accounts receivable, net of reserve for bad debts of $26,000 at
         December 31, 2001 and September 30, 2001                                   527,461                   578,808
     Inventories                                                                    362,388                   396,430
     Other current assets                                                             5,324                     5,324
                                                                        --------------------       -------------------
         Total current assets                                                     1,076,646                 1,070,338
                                                                        --------------------       -------------------

PROPERTY AND EQUIPMENT:
     Medical equipment                                                              341,140                   341,140
     Office furniture and equipment                                                 220,290                   220,290
     Leasehold improvements                                                             950                       950
                                                                        --------------------       -------------------
                                                                                    562,380                   562,380
     Less:  accumulated depreciation                                                438,475                   408,354
                                                                        --------------------       -------------------
         Net property and equipment                                                 123,905                   154,026
                                                                        --------------------       -------------------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $742,121 at
         December 31, 2001 and $721,511 at September 30, 2001                       908,061                   928,671
     Other intangibles, net of accumulated amortization of $182,547 at
         December 31, 2001 and $164,292 at September 30, 2001                     1,277,826                 1,296,081
     Other                                                                              794                    22,794
                                                                        --------------------       -------------------
         Total other assets                                                       2,186,681                 2,247,546

                                                                        --------------------       -------------------
TOTAL ASSETS                                                                   $  3,387,232             $   3,471,910
                                                                        ====================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable, net of unamortized discount of $2,000 at
         December 31, 2001 and $5,000 at September 30, 2001                    $    298,000             $     295,000
     Accounts payable                                                               281,024                   291,460
     Accrued expenses                                                               217,087                   248,660
     Accrued compensation                                                           113,373                    72,760
     Current maturities of long-term debt and capital lease obligations              28,482                    46,636
                                                                        --------------------       -------------------
         Total current liabilities                                                  937,966                   954,516

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities              32,095                    35,032

                                                                        --------------------       -------------------

TOTAL LIABILITIES                                                                   970,061                   989,548
                                                                        --------------------       -------------------

COMMITMENTS AND CONTINGENCIES                                                             -                         -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued and outstanding - Series A, none; Series B, convertible,
         27,000 shares at December 31, 2001 and September 30, 2001.
         Liquidation preference $2,700,000                                        2,700,000                 2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 17,121,362 shares at December 31, 2001
         and September 30, 2001                                                     171,214                   171,214
     Additional paid-in capital                                                  67,154,517                67,154,517
     Accumulated deficit                                                        (67,606,310)              (67,541,119)
     Treasury stock (22,500 common shares, at cost)                                  (2,250)                   (2,250)
                                                                        --------------------       -------------------
         Total stockholders' equity                                               2,417,171                 2,482,362
                                                                        --------------------       -------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  3,387,232             $   3,471,910
                                                                        ====================       ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                    For the Three Months Ended December 31,
                                                                       2001                       2000
                                                               ----------------------    -----------------------

REVENUES:
      Net patient service revenues                                      $    442,418                $   412,341
      Net product sales                                                      475,353                    386,614
                                                               ----------------------    -----------------------
           Total revenues                                                    917,771                    798,955
                                                               ----------------------    -----------------------

OPERATING EXPENSES:
      Cost of operations                                                     227,019                    208,290
      Cost of product sales                                                  122,768                    140,188
      Selling, general and administrative                                    567,473                    520,468
      Research and development                                                41,790                     20,800
      Provision for bad debt and collection costs                              9,549                      8,299
                                                               ----------------------    -----------------------
           Total operating expenses                                          968,599                    898,045
                                                               ----------------------    -----------------------

           Operating loss                                                    (50,828)                   (99,090)

Interest income                                                                  398                      2,985
Interest expense                                                             (14,761)                    (5,052)
                                                               ----------------------    -----------------------

      Net loss                                                          $    (65,191)               $  (101,157)
                                                               ======================    =======================

Net loss per basic and diluted common share                             $      (0.00)               $     (0.01)
                                                               ======================    =======================

Weighted average number of common shares outstanding,
      basic and diluted                                                   17,098,862                 16,921,240
                                                               ======================    =======================




        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                       Preferred Stock             Common Stock $0.01 Par Value     Additional
                               -------------------------------------------------------------------
                                   Number                            Number                           Paid-in       Accumulated
                                 of Shares         Amount           of Shares         Amount          Capital         Deficit
                               ---------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001         27,000         $ 2,700,000        17,121,362        $ 171,214    $ 67,154,517    $(67,541,119)

Net loss                                 -                   -                 -                -               -         (65,191)
                               ---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001          27,000         $ 2,700,000        17,121,362        $ 171,214    $ 67,154,517    $(67,606,310)
                               ===================================================================================================


                                  Treasury Stock $0.01 Par Value       Total
                                  --------------------------------
                                      Number                       Stockholders'
                                     of Shares        Amount           Equity
                                  -------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                22,500        $ (2,250)     $ 2,482,362

Net loss                                        -               -          (65,191)
                                  -------------------------------------------------

BALANCE, DECEMBER 31, 2001                 22,500        $ (2,250)     $ 2,417,171
                                  =================================================


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Three Months Ended December 31,
                                                                               2001                 2000
                                                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                    $ (65,191)          $ (101,157)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Amortization of discount on bridge financing                                3,000                    -
         Depreciation and amortization                                              68,986               72,328
         Changes in operating assets and liabilities:
              Accounts receivable, net                                              51,347               62,638
              Inventories                                                           34,042             (112,427)
              Other assets                                                          22,000                  455
              Accounts payable and accrued expenses                                 (1,396)            (234,065)
                                                                         ------------------   ------------------
                   Net cash provided by (used in) operating activities             112,788             (312,228)
                                                                         ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment, furniture and leasehold improvements                         -               (5,403)
                                                                         ------------------   ------------------
                   Net cash used in investing activities                                 -               (5,403)
                                                                         ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                              -               67,816
     Repayment of debt and capital lease obligations                               (21,091)             (19,963)
                                                                         ------------------   ------------------
                   Net cash provided by (used in) financing activities             (21,091)              47,853
                                                                         ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                91,697             (269,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      89,776              349,998
                                                                         ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 181,473             $ 80,220
                                                                         ==================   ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                     $ 14,761              $ 5,052
                                                                         ==================   ==================



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

         The accompanying consolidated financial statements do not contain all of the disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-KSB for the fiscal year ended September 30, 2001.

NOTE 2 - THE COMPANY
--------------------

         Caprius, Inc. was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays. The Company continues to own and operate a comprehensive breast-imaging center located in Lauderhill, Florida.

         The Opus Merger was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc. ("Oxis") at which time George Aaron and Jonathan Joels became executive officers, directors, and principal stockholders of the Company. The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389 which was repaid as of December 8, 1999, and a warrant granting Oxis the right to acquire 617,898 shares of the Company's Common Stock. Additionally, pursuant to a Services Agreement, Oxis had manufactured the products of the TDM Business of Opus through December 31, 2000. After December 31, 2000, the Company transferred its production to third party manufacturers.

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

         The following table shows sales, net loss and other unaudited financial information by industry segment:


                                                     IMAGING AND
                                                    REHABILITATION              TDM
                                                       SERVICES               BUSINESS            CONSOLIDATED

Three months ended December 31, 2001
Revenues                                              $   442,418            $  475,353             $ 917,771
                                                        =========             =========              =========
Net income (loss)                                     $     1,437            $  (66,628)            $  (65,191)
                                                        =========             =========              =========
Identifiable assets at December 31, 2001              $   456,468            $2,930,764             $3,387,232
                                                        =========             =========              =========

Three months ended December 31, 2000
Revenues                                              $   412,341            $  386,614             $  798,955
                                                        =========             =========              =========
Net loss                                              $   (3,814)            $ (97,343)             $(101,157)
                                                        =========             =========              =========
Identifiable assets at December 31, 2000              $ 1,055,542            $2,967,160             $4,022,702
                                                        =========             =========              =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

         Included in revenues for three months ended December 31, 2001 are $475,353 of net product sales revenues for Opus therapeutic drug monitoring assays versus $386,614 for three months ended December 31, 2000. The cost of product sales for the Opus business for the three months ended December 31, 2001 was $122,768 versus $140,188 for the three months ended December 31, 2000. The increase in net sales revenues for the three months ending December 31, 2001 versus the three months ending December 31, 2000 is a result from both an increase in overseas sales as well as from higher sales of the Company's exclusive products. The cost of product sales decreased during the three months ending December 31, 2001 versus the three months ending December 31, 2000 as a result of the Company's change of manufacturer for its exclusive products.

         Net patient service revenues at Strax totaled $442,418 for the three months ended December 31, 2001 versus $412,341 for the three months ended December 31, 2000. This increase was due to a change in amounts billed for patient services. Cost of service operations totaled $227,019 for the three months ended December 31, 2001 versus $208,290 for the three months ending December 31, 2000.

         Selling, general and administrative expenses totaled $567,473 for the three months ended December 31, 2001 versus $520,468 for the three months ended December 31, 2000. This change in expenses includes certain categories of costs that increased by an amount greater than the average inflationary rate due to prevailing market conditions.

         Research and development expenses totaled $41,790 for the three months ended December 31, 2001 versus $20,800 for the three months ended December 31, 2000. This increase reflects the Company's increasing expenditures on the projects under development for new therapeutic drug monitoring tests.

LIQUIDITY AND CAPITAL RESOURCES

         During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products.

         In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements for the year ended September 30, 2001. The Company utilized the net funds for the payment of certain liabilities and the balance was used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company continues to evaluate the possible sale of Strax. The $300,000 short-term bridge loan notes are secured by the assets of Strax and are due for repayment on February 28, 2002. The Company is in discussions with its bridge loan holders to extend the repayment date. The Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities, government-funded grants and equity offerings in order to provide capital for future expansion. The ability to secure equity financing has been more difficult due to the Company's June 1999 delisting from the NASDAQ Small Cap System. There can be no assurance that such funding initiatives will be successful, and in light of the current low market price any equity placement would result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 2001 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

         Net cash provided by operations for the three months ended December 31, 2001 was $112,788. There were no significant cash flows used in investing activities for the three months ended December 31, 2001.

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

(b)      Reports on Form 8-K
         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Caprius, Inc.
                                          -------------
                                          (Registrant)



Date: February 14, 2002                   /s/ George Aaron
                                          ------------------------
                                          George Aaron
                                          President & Chief Executive Officer



Date: February 14, 2002                   /s/ Jonathan Joels
                                          ------------------------
                                          Jonathan Joels
                                          Chief Financial Officer