Form 10QSB
period 2002-03-31
CAPRIUS INC
filed 2002-05-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

             [X] Quarterly Report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                       N/A
--------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No __

         State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at March 31, 2002
Common Stock. Par value $0.01                         17,098,862 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              Consolidated Balance Sheets - March 31, 2002 and September 30, 2001            3

              Consolidated Statements of Operations - for the three months and six months ended March 31, 2002 and 2001

              Consolidated Statement of Stockholders' Equity - for the six months            5
              ended March 31, 2002

              Consolidated Statements of Cash Flows - for the six months ended               6
              March 31, 2002 and 2001

              Notes to Consolidated Financial Statements                                     7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                              9
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                               11


SIGNATURES                                                                                   12



                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            March 31, 2002       September 30, 2001
                                                                          -----------------      -------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $         46,169        $        89,776
     Accounts receivable, net of reserve for bad debts of $26,000
          at March 31, 2002 and September 30, 2001                                 640,654                578,808
     Inventories                                                                   327,479                396,430
     Other current assets                                                            1,623                  5,324
                                                                          -----------------       ----------------
          Total current assets                                                   1,015,925              1,070,338
                                                                          -----------------       ----------------

PROPERTY AND EQUIPMENT:

     Medical equipment                                                             341,140                341,140
     Office furniture and equipment                                                220,290                220,290
     Leasehold improvements                                                            950                    950
                                                                          -----------------       ----------------
                                                                                   562,380                562,380
     Less:  accumulated depreciation                                               461,246                408,354
                                                                          -----------------       ----------------
          Net property and equipment                                               101,134                154,026
                                                                          -----------------       ----------------

OTHER ASSETS:

     Goodwill, net of accumulated amortization of $262,731 at
          March 31, 2002 and $221,511 at September 30, 2001                        887,451                928,671
     Other intangibles, net of accumulated amortization of $200,801
          at March 31, 2002 and $164,292 at September 30, 2001                   1,259,572              1,296,081
     Other                                                                          22,794                 22,794
                                                                          -----------------       ----------------
          Total other assets                                                     2,169,817              2,247,546
                                                                          -----------------       ----------------
TOTAL ASSETS                                                              $      3,286,876        $     3,471,910
                                                                          =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Note payable, net of unamortized discount of $5,000 at
          September 30, 2001                                              $        300,000        $       295,000
     Accounts payable                                                              252,877                291,460
     Accrued expenses                                                              205,087                248,660
     Accrued compensation                                                           62,015                 72,760
     Current maturities of long-term debt and capital lease obligations             18,599                 46,636
                                                                          -----------------       ----------------
          Total current liabilities                                                838,578                954,516

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities             28,988                 35,032
                                                                          -----------------       ----------------

TOTAL LIABILITIES                                                                  867,566                989,548
                                                                          -----------------       ----------------

COMMITMENTS AND CONTINGENCIES                                                            -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
          Authorized - 1,000,000 shares

          Issued and outstanding - Series A, none; Series B,
          convertible, 27,000 shares at March 31, 2002 and
          September 30, 2001.
          Liquidation preference $2,700,000                                      2,700,000              2,700,000
     Common stock, $.01 par value
          Authorized - 50,000,000 shares
          Issued - 17,121,362 shares at March 31, 2002
          and September 30, 2001                                                   171,214                171,214
     Additional paid-in capital                                                 67,154,517             67,154,517
     Accumulated deficit                                                       (67,604,171)           (67,541,119)
     Treasury stock (22,500 common shares, at cost)                                 (2,250)                (2,250)
                                                                          -----------------       ----------------
          Total stockholders' equity                                             2,419,310              2,482,362
                                                                          -----------------       ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      3,286,876        $     3,471,910
                                                                          =================       ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                March 31, 2002   March 31, 2001     March 31, 2002  March 31, 2001
                                                --------------   ---------------    --------------  ---------------

REVENUES:
   Net patient service revenues                 $     387,420    $     345,636      $     829,838   $      757,977
   Net product sales                                  602,091          539,721          1,077,444          926,335
                                                --------------   --------------     --------------  ---------------
       Total revenues                                 989,511          885,357          1,907,282        1,684,312
                                                --------------   --------------     --------------  ---------------

OPERATING EXPENSES:
   Cost of service operations                         205,518          191,488            432,537         399,778
   Cost of product sales                              152,676          170,324            275,444         310,512
   Selling, general and administrative                559,119          474,397          1,126,592         994,865
   Research and development                            44,257           61,294             86,047          82,094
   Provision for bad debt and collection costs         13,102            4,277             22,651          12,576
                                                --------------   --------------     --------------  ---------------
       Total operating expenses                       974,672          901,780          1,943,271       1,799,825
                                                --------------   --------------     --------------  ---------------
       Operating income (loss)                         14,839          (16,423)           (35,989)        (115,513)

Interest income                                           289              347                687            3,332
Interest expense                                      (12,989)          (9,355)           (27,750)         (14,407)
                                                --------------   ---------------    --------------  ---------------

   Net income (loss)                            $       2,139    $     (25,431)     $     (63,052)  $     (126,588)
                                                ==============   ==============     ==============  ===============

Net income (loss) per basic and diluted
   common share                                         $0.00           $(0.00)            $(0.00)          $(0.01)
                                                ==============   ==============     ==============  ===============

Weighted average number of common shares
   outstanding, basic and diluted                  17,098,862       17,098,862         17,098,862       17,009,075
                                                ==============   ==============     ==============  ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                  Preferred Stock      Common Stock $0.01 Par Value    Additional
                                Number                      Number                       Paid-in        Accumulated
                              of Shares      Amount       of Shares      Amount          Capital          Deficit
                             -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001     27,000   $2,700,000     17,121,362      $ 171,214     $ 67,154,517     $(67,541,119)

Net loss                            --           --           --             --               --            (63,052)

BALANCE, MARCH 31, 2002         27,000   $2,700,000     17,121,362      $ 171,214     $ 67,154,517     $(67,604,171)


(TABLE CONT'D)

                             Treasury Stock $0.01 Par Value        Total
                                  Number                        Stockholders'
                                of Shares        Amount            Equity
                             ------------------------------------------------

BALANCE, SEPTEMBER 30, 2001       22,500        $ (2,250)       $ 2,482,362

Net loss                            --               --            (63,052)

BALANCE, MARCH 31, 2002           22,500        $ (2,250)       $ 2,419,310



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six Months Ended March 31,
                                                                                       2002             2001
                                                                                  --------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $    (63,052)      $ (126,588)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Amortization of discount on bridge Financing                                     5,000           1,000
         Depreciation and amortization                                                  130,621         144,100
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                  (61,846)        (34,808)
              Inventories                                                                68,951        (134,318)
              Other current assets                                                        3,701          (7,953)
              Accounts payable and accrued expenses                                     (92,901)       (369,314)
                                                                                  --------------     ------------
                   Net cash used in operating activities                                 (9,526)       (527,881)
                                                                                  --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment, furniture and leasehold improvements                            -           (12,385)
                                                                                  --------------     ------------
                   Net cash used in investing activities                                    -           (12,385)
                                                                                  --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                                   -          67,816
     Proceeds from issuance of debt and warrants                                              -         300,000
     Repayment of debt and capital lease obligations                                    (34,081)        (56,897)
                                                                                  --------------     ------------
                   Net cash provided by (used in) financing activities                  (34,081)        310,919
                                                                                  --------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (43,607)       (229,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           89,776         349,998
                                                                                  --------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      46,169      $  120,651
                                                                                  ==============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                     $      27,751      $   13,407
                                                                                  ==============     ===========


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

         Opus currently produces and sells 14 diagnostic assays, their calibrators and controls for therapeutic drug monitoring which are used on the Abbott TDx(R) and TDxFLx(R) instruments. Therapeutic drug monitoring ("TDM") is used to assess medication efficacy and safety of a given therapeutic drug in human bodily fluids, usually blood. The monitoring allows physicians to individualize therapeutic regimens for optimal patient relief. The test kits are used for in vitro testing; i.e. the tests are performed outside of the body.

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

NOTE 3 - INDUSTRY SEGMENTS
--------------------------

         The Company operations are classified into two business segments: imaging services (previously categorized as Imaging and Rehabilitation Services) and the therapeutic drug monitoring assay business (the "TDM Business").

         The following table shows sales, net income and other unaudited financial information by industry segment:

                                                        IMAGING               TDM

                                                        SERVICES            BUSINESS         CONSOLIDATED
                                                      ----------           ----------        ------------
Three Months ended March 31, 2002
---------------------------------
Revenues                                              $  387,420           $  602,091        $  989,511

Net income (loss)                                     $  (26,718)          $   28,857        $    2,139

Three months ended March 31, 2001
---------------------------------
Revenues                                              $  345,636           $  539,721        $  885,357

Net income (loss)                                     $  (58,913)          $   33,482        $  (25,431)

Six months ended March 31, 2002
-------------------------------
Revenues                                              $  829,838           $1,077,444        $1,907,282

Net loss                                              $  (25,281)          $  (37,771)       $  (63,052)

Identifiable assets                                   $  346,557           $2,940,319        $3,286,876

Six months ended March 31, 2001
-------------------------------
Revenues                                              $  757,977           $  926,335        $1,684,312

Net loss                                              $  (62,727)          $  (63,861)       $ (126,588)

Identifiable assets                                   $1,042,130           $3,083,958        $4,126,088


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The results of operations for the three months and six months ended March 31, 2002 and 2001 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------

         Included in revenues for three months ended March 31, 2002 are $602,091 of net product sales revenues for Opus' therapeutic drug monitoring assays versus $539,721 for the three months ended March 31, 2001. The cost of product sales for the Opus business for the three months ended March 31, 2002 was $152,676 versus $170,324 for the three months ended March 31, 2001. The increase in net sales revenues for the three months ending March 31, 2002 versus the three months ending March 31, 2001 resulted from both an increase in overseas sales and higher sales of the Company's generic products. The cost of product sales decreased during the three months ending March 31, 2002 versus the three months ending March 31, 2001 as a result of the Company's change of manufacturer for its products.

         Net patient service revenues at Strax totaled $387,420 for the three months ended March 31, 2002 versus $345,636 for the three months ended March 31, 2001. This increase resulted from higher patient billings. Cost of service operations totaled $205,518 for the three months ended March 31, 2002 versus $191,488 for the three months ending March 31, 2001.

         Selling, general and administrative expenses totaled $559,119 for the three months ended March 31, 2002 versus $474,397 for the three months ended March 31, 2001. The increase in expenses includes certain categories of costs that increased by an amount greater than the average inflationary rate due to prevailing market conditions.

         Research and development expenses totaled $44,257 for the three months ended March 31, 2002 versus $61,294 for the three months ended March 31, 2001. The costs related to the Company's on-going projects for the development of new therapeutic drug monitoring tests reflect lower costs during the second quarter of 2002.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------------------------

         Net product sales revenues totaled $1,077,444 for the six months ended March 31, 2002 versus $926,335 for the six months ended March 31, 2001. The increase in net sales revenues for the six months ending March 31, 2002 versus the six months ending March 31, 2001 resulted from both an increase in overseas sales and higher sales of the Company's generic products. The cost of product sales for the Opus business for the six months ended March 31, 2002 was $275,444 versus $310,512 for the six months ended March 31, 2001.

         Net patient service revenues totaled $829,838 for the six months ended March 31, 2002 versus $757,977 for the six months ended March 31, 2001. This increase resulted from higher patient billings. Cost of service operations totaled $432,537 for the six months ended March 31, 2002 versus $399,778 for the six months ended March 31, 2001.

          Selling, general and administrative expenses totaled $1,126,592 for the six months ended March 31, 2002 versus $994,865 for the six months ended March 31, 2001. The increase in expenses includes certain categories of costs that increased by an amount greater than the average inflationary rate due to prevailing market conditions.

         Research and development expenses totaled $86,047 for the six months ended March 31, 2002 versus $82,094 for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products.

         In March and April 2000, the Company completed an equity private placement of $1,950,000 through the sale of 650,000 units at $3.00 per unit as described in Note H-3 to the Financial Statements for the year ended September 30, 2001. The Company utilized the net funds for the payment of certain liabilities and the balance was used for working capital purposes to continue developing the business of Opus by adding new distributors in territories currently not covered by existing distributors and for the development of new diagnostic kits and the acquisition of additional product lines. The Company continues in its efforts to secure the sale of Strax. The $300,000 short-term bridge loan notes are secured by the assets of Strax and were due for repayment on February 28, 2002. The bridge loan holders agreed to extend the repayment date to June 30, 2002. In view of the current market conditions and the Company's low stock price, the Company has found it difficult at this time to secure additional funding. However, should the market conditions change, the Company will continue its efforts to seek additional funds through funding options, including banking facilities, government-funded grants and equity offerings in order to provide capital for future expansion. There can be no assurance that such funding initiatives will be successful, and in light of the current low market price any equity placement would result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 2001 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

         Net cash used in operations for the six months ended March 31, 2002 was $9,526. There were no cash flows used in investing activities for the six months ended March 31, 2002.

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

                                                   Caprius, Inc.
                                                   -------------
                                                   (Registrant)


Date: May 14, 2002                                 /s/George Aaron
                                                   -----------------------------
                                                   George Aaron
                                                   President & Chief Executive
                                                   Officer


Date: May 14, 2002                                 /s/Jonathan Joels
                                                   -----------------------------
                                                   Jonathan Joels
                                                   Chief Financial Officer