Form 10QSB
period 2002-06-30
CAPRIUS INC
filed 2002-08-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

                  [X] Quarterly Report under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                       N/A
      -------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

      State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
Common Stock. Par value $0.01                              17,098,862 shares


                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


   ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets - June 30, 2002 and
             September 30, 2001                                                3

             Consolidated Statements of Operations - for the
             three months and nine months ended June 30, 2002 and 2001         4

             Consolidated Statement of Stockholders' Equity -
             for the nine months ended June 30, 2002                           5

             Consolidated Statements of Cash Flows - for the
             nine months ended June 30, 2002 and 2001                          6

             Notes to Consolidated Financial Statements                        7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                               9



PART II - OTHER INFORMATION



   ITEM 1.   LEGAL PROCEEDINGS                                                11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES                                                                    13

                         CAPRIUS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                              June 30, 2002           September 30, 2001
                                                                              -------------           -------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $  149,314                 $ 89,776
     Accounts receivable, net of reserve for bad debts of $26,000 at
         June 30, 2002 and September 30, 2001                                     474,463                  578,808
     Inventories                                                                  313,373                  396,430
     Other current assets                                                           2,542                    5,324
     Note receivable                                                              245,000                        -
                                                                               ----------               ----------
         Total current assets                                                   1,184,692                1,070,338
                                                                               ----------               ----------

PROPERTY AND EQUIPMENT:
     Medical equipment                                                            341,140                  341,140
     Office furniture and equipment                                               220,290                  220,290
     Leasehold improvements                                                           950                      950
                                                                               ----------               ----------
                                                                                  562,380                  562,380
     Less:  accumulated depreciation                                              481,487                  408,354
                                                                               ----------               ----------
         Net property and equipment                                                80,893                  154,026
                                                                               ----------               ----------

OTHER ASSETS:
     Deferred acquisition costs                                                   106,395                        -
     Goodwill, net of accumulated amortization of $283,341 at
         June 30, 2002 and $221,511 at September 30, 2001                         866,841                  928,671
     Other intangibles, net of accumulated amortization of $219,056 at
         June 30, 2002 and $164,292 at September 30, 2001                       1,241,317                1,296,081
     Other                                                                         22,794                   22,794
                                                                               ----------               ----------
         Total other assets                                                     2,237,347                2,247,546
                                                                               ----------               ----------
TOTAL ASSETS                                                                   $3,502,932               $3,471,910
                                                                               ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable, net of unamortized discount of $5,000 at
         September 30, 2001                                                    $  550,000               $  295,000
     Accounts payable                                                             269,876                  291,460
     Accrued expenses                                                             274,388                  248,660
     Accrued compensation                                                          85,560                   72,760
     Current maturities of long-term debt and capital lease obligations            12,107                   46,636
                                                                               ----------               ----------
         Total current liabilities                                              1,191,931                  954,516

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities            25,702                   35,032
                                                                               ----------               ----------


TOTAL LIABILITIES                                                               1,217,633                  989,548
                                                                               ----------               ----------

COMMITMENTS AND CONTINGENCIES                                                           -                         -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued and outstanding - Series A, none; Series B, convertible,
         27,000 shares at June 30, 2002 and September 30, 2001.
         Liquidation preference $2,700,000                                      2,700,000                2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 17,121,362 shares at June 30, 2002
         and September 30, 2001                                                   171,214                  171,214
     Additional paid-in capital                                                67,154,517               67,154,517
     Accumulated deficit                                                      (67,738,182)             (67,541,119)
     Treasury stock (22,500 common shares, at cost)                                (2,250)                  (2,250)
                                                                               ----------               ----------
         Total stockholders' equity                                             2,285,299                2,482,362
                                                                               ----------               ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $3,502,932               $3,471,910
                                                                               ==========               ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                            For the Three Months Ended                For the Nine Months Ended
                                                                     June 30,                                 June 30,
                                                              2002               2001                  2002                2001
                                                          ----------          ----------           -----------         -----------

REVENUES:
      Net patient service revenues                        $  401,228          $  393,534           $ 1,231,066         $ 1,151,511
      Net product sales                                      513,436             520,952             1,590,880           1,447,287
                                                          ----------          ----------           -----------         ------------
           Total revenues                                    914,664             914,486             2,821,946           2,598,798
                                                          ----------          ----------           -----------         ------------

OPERATING EXPENSES:
      Cost of service operations                             268,047             273,991               855,515             811,182
      Cost of product sales                                  148,111             192,553               423,555             503,065
      Selling, general and administrative                    561,457             503,915             1,533,118           1,361,368
      Research and development                                32,779              45,433               118,826             127,527
      Provision for bad debt and collection
      costs                                                   27,745               2,320                50,396              14,896
                                                          -----------         ----------           -----------         ------------
           Total operating expenses                        1,038,139           1,018,212             2,981,410           2,818,038
                                                          ----------          ----------           -----------         ------------

           Operating loss                                   (123,475)           (103,726)             (159,464)           (219,240)

Interest income                                                1,260                 645                 1,947               3,977
Interest expense                                             (11,796)            (16,162)              (39,546)            (30,569)
                                                          ----------          ----------           -----------         -----------

      Net loss                                            $ (134,011)         $ (119,243)          $  (197,063)         $ (245,832)
                                                          ==========          ==========           ===========         ===========

Net loss per basic and diluted common share                   $(0.01)             $(0.01)               $(0.01)             $(0.01)
                                                          ==========          ==========           ===========         ===========

Weighted average number of common shares
      outstanding, basic and diluted                      17,098,862          17,098,862            17,098,862          17,039,004
                                                          ==========          ==========           ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     For the Nine Months Ended June 30, 2002

                                  (Unaudited)



                                           Preferred Stock             Common Stock $0.01 Par Value
                                  -----------------------------------------------------------------
                                       Number                             Number
                                     of Shares         Amount           of Shares         Amount
                                  -----------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001           27,000        $ 2,700,000        17,121,362        $ 171,214

Net loss                                   -               -                 -                -
                                  ----------------------------------------------------------------

BALANCE, JUNE 30, 2002                27,000        $ 2,700,000        17,121,362        $ 171,214
                                  ================================================================



                                                                   Treasury Stock $0.01 Par Value
                                    Additional                   --------------------------------     Total
                                     Paid-in       Accumulated        Number                       Stockholders'
                                     Capital         Deficit        of Shares        Amount           Equity
                                  ------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001       $ 67,154,517    $(67,541,119)       22,500       $ (2,250)       $ 2,482,362

Net loss                                     -        (197,063)            -              -           (197,063)
                                  ------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002            $ 67,154,517    $(67,738,182)       22,500       $ (2,250)       $ 2,285,299
                                  ==============================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                                      Nine Months Ended June 30,
                                                                                      2002                 2001
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                          $ (197,063)          $ (245,832)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Amortization of discount on bridge financing                                       5,000                4,000
         Depreciation and amortization                                                    189,727              217,256
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                    104,345              (31,040)
              Inventories                                                                  83,057             (180,621)
              Other current assets                                                          2,782                3,237
              Accounts payable and accrued expenses                                        16,944             (304,295)
                                                                                       ----------           ----------
                   Net cash provided by (used in) operating activities                    204,792             (537,295)
                                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Deferred acquisition costs                                                          (106,395)                   -
     Loans to MCM                                                                        (245,000)                   -
     Purchase of equipment, furniture and leasehold improvements                                -              (26,129)
                                                                                       ----------           ----------
                   Net cash used in investing activities                                 (351,395)             (26,129)
                                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                                     -               67,816
     Proceeds from issuance of debt and warrants                                          250,000              300,000
     Repayment of debt and capital lease obligations                                      (43,859)             (82,226)
                                                                                       ----------           ----------
                   Net cash provided by financing activities                              206,141              285,590
                                                                                       ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       59,538             (277,834)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             89,776              349,998
                                                                                       ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  149,314           $   72,164
                                                                                       ==========           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                          $   39,545           $   26,569
                                                                                       ==========           ==========



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

      Effective July 4, 2002, Opus entered into an Exclusive License Agreement with Dainippon Pharmaceuticals Co., Ltd. ("Dainippon") of Osaka, Japan, whereby Opus will develop a diagnostic test to monitor blood levels of Zonisamide, an anti-epileptic drug, on a worldwide basis excluding Japan. Zonisamide, a drug developed by Dainippon, has been available in Japan since 1989 under the trade name of Excegran(R). Since April 2000, Elan Pharmaceuticals, Dainippon's exclusive licensee for Zonisamide in the U.S. and Europe, have marketed Zonisamide under the trademark of Zonegran(R) which is indicated as adjunctive therapy in the treatment of partial seizures in adults with epilepsy.

      Pursuant to the Development and License Agreement of October 15, 2000 between Opus and Novartis Pharma AG. ("Novartis"), Opus continues their work to develop a diagnostic assay to monitor Novartis' new drug candidate, Certican(TM). This drug is presently in the Phase III clinical trial process, as required by the FDA. When cleared by the FDA, it is anticipated Certican(TM) will be used initially to treat renal transplant patients. Under the Agreement with Novartis, Opus will market the assay internationally. There are approximately 25,000 renal transplants annually that take place in the U.S. alone with approximately the same number outside the U.S.

      The diagnostic tests that Opus will develop to measure both of these drugs are expected to be used regularly to monitor blood levels of the drugs, guiding physicians as to correct dosage and patient compliance.

      In June 2002, the Company signed a Letter of Intent to enter into an agreement whereby it has the right to acquire 51% of the outstanding stock on a fully diluted basis of MCM Environmental Technologies Inc. ("MCM"), a private U.S. Company engaged in the medical infectious waste disposal business. Concurrent with the signing of the Letter of Intent, Caprius provided MCM with a loan totaling $245,000. Should a definitive agreement be consummated, the loan will convert into MCM equity. Subject to Board approval and execution of a definitive agreement, including customary conditions and the satisfactory outcome of due diligence by the Company, the transaction is expected to close by the end of August.

NOTE 3 - DEBT FINANCING
-----------------------

     During the three months ended June 30, 2002, the Company obtained a short-term loan in the principal amount of $250,000, with interest at prime plus 3% per annum and due on September 30, 2003 (the "Company Loan"). Officers and employees of the Company as well as related family members provided more than a majority of the principal amount of the Company Loan. For each $1.00 principal amount loaned, the lender is to receive a warrant to purchase one share of the Company's Common Stock, exercisable after 6 months at $0.09 per share for a period of five years. The fair market value of the warrant on the date of grant was not recorded as it was immaterial to the Consolidated Financial Statements. In the event that the Company pursues the investment in MCM in accordance with the Letter of Intent with MCM (see Note 2 to the Notes to the Consolidated Financial Statements herein), then the Company Loan will automatically convert into equity of the Company on the same terms as any new equity raised for the investment. The proceeds of the Company Loan were used to fund a loan to MCM of up to $250,000, of which $245,000 had been advanced as of June 30, 2002.



NOTE 4 - INDUSTRY SEGMENTS
--------------------------

      The Company operations are classified into two business segments: imaging services (previously categorized as Imaging and Rehabilitation Services) and the therapeutic drug monitoring assay business (the "TDM Business").

      The following table shows sales, net loss and other unaudited financial information by industry segment:

                                     IMAGING          TDM
                                     SERVICES       BUSINESS     CONSOLIDATED
                                     --------       --------     ------------

Three Months ended June 30, 2002
--------------------------------
Revenues                            $  401,228     $  513,436    $   914,664
Net loss                            $  (32,098)    $ (101,913)   $  (134,011)

Three months ended June 30, 2001
--------------------------------
Revenues                            $  393,534    $   520,952    $   914,486
Net loss                            $  (64,539)   $   (54,704)   $  (119,243)




Nine months ended June 30,2002
------------------------------
Revenues                            $1,231,066    $ 1,590,880    $ 2,821,946
Net loss                            $  (57,379)   $  (139,684)   $  (197,063)
Identifiable assets                 $  334,106    $ 3,168,826    $ 3,502,932

Nine months ended June 30, 2001
-------------------------------
Revenues                            $1,151,511    $ 1,447,287    $ 2,598,798
Net loss                            $  (68,353)   $  (177,479)   $  (245,832)
Identifiable assets                 $  977,508    $ 3,072,026    $ 4,049,534


NOTE 5 - LITIGATION
-------------------

      In June 2002, a former executive officer and director of the Company commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints (refer to Part II, Item 1 for further explanation) allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in state court in New Jersey and the other was brought as a derivative action in federal court in New Jersey. The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. No amount of damages was specified in either action. The defendants plan to vigorously contest the allegations in the complaints.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The results of operations for the three months and nine months ended June 30, 2002 and 2001 are not necessarily indicative of results for future periods. The following discussion should be read in conjunction with the attached notes thereto, and with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

      Included in revenues for three months ended June 30, 2002 are $513,436 of net product sales revenues for Opus' therapeutic drug monitoring assays versus $520,952 for the three months ended June 30, 2001. The cost of product sales for the Opus business for the three months ended June 30, 2002 was $148,111 versus $192,553 for the three months ended June 30, 2001. The cost of product sales decreased during the three months ending June 30, 2002 versus the three months ending June 30, 2001 as a result of the Company's lower manufacturing costs.

      Net patient service revenues at Strax totaled $401,228 for the three months ended June 30, 2002 versus $393,534 for the three months ended June 30, 2001. This increase resulted from higher patient billings. The cost of service operations totaling $268,047 for the three months ending June 30, 2002 approximated those of the corresponding prior period ending June 30, 2001 which totaled $273,991.

      Selling, general and administrative expenses totaled $561,457 for the three months ended June 30, 2002 versus $503,915 for the three months ended June 30, 2001. The increase in expenses is a result of higher professional fees as well as the costs associated with the Stockholders Meeting for which there was no equivalent cost in the prior year.

      Research and development expenses totaled $32,779 for the three months ended June 30, 2002 versus $45,433 for the three months ended June 30, 2001. The costs related to the Company's on-going projects for the development of new therapeutic drug monitoring tests reflect lower costs during the third quarter of 2002.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------

      Net product sales revenues totaled $1,590,880 for the nine months ended June 30, 2002 versus $1,447,287 for the nine months ended June 30, 2001. The increase in net sales revenues for the nine months ending June 30, 2002 versus the nine months ending June 30, 2001 resulted from an increase in overseas sales and higher sales of the Company's innovative products. The cost of product sales for the Opus business for the nine months ended June 30, 2002 was $423,555 versus $ 503,065 for the nine months ended June 30, 2001 reflects lower manufacturing costs.

      Net patient service revenues totaled $1,231,066 for the nine months ended June 30, 2002, versus $1,151,511 for the nine months ended June 30, 2001. This increase resulted from higher patient billings. Cost of service operations totaled $855,515 for the nine months ended June 30, 2002 versus $ 811,182 for the nine months ended June 30, 2001. The increase in cost of service operations was consistent with the increase in billings.

      Selling, general and administrative expenses totaled $1,533,118 for the nine months ended June 30, 2002 versus $1,361,368 for the nine months ended June 30, 2001. The increase in expenses is a result of higher professional fees as well as the costs associated the Stockholders Meeting for which there was no equivalent cost in the prior year.

      Research and development expenses totaled $118,826 for the nine months ended June 30, 2002 versus $127,527 for the nine months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended June 30, 2002, the Company obtained the Company Loan in the principal amount of $250,000, with interest at prime plus
3% per annum and due on September 30, 2003 (see Note 3 to the Notes to the Consolidated Financial Statements herein). In the event that the Company pursues the investment in MCM in accordance with the Letter of Intent with MCM (see
Note 2 to the Notes to the Consolidated Financial Statements herein), then the Company Loan will automatically convert into equity of the Company on the same terms as any new equity raised for the investment. The proceeds of the Company Loan were used to fund a loan to MCM (the "MCM Loan") of up to $250,000, of which $245,000 had been advanced as of June 30, 2002. The MCM Loan is secured by MCM's intellectual properties, bears interest at the rate of prime plus 2% per annum, and is due on June 10, 2003, subject to conversion to equity of MCM upon the consummation of the Company's investment in MCM.

      During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products. The $300,000 bridge loan notes are secured by the assets of Strax and were due for repayment on February 28, 2002. The bridge loan holders agreed to extend the repayment date to September 30, 2002 and will continue to receive interest at the rate of 11%.

      The Company continues in its efforts to secure the sale of the Strax Institute.

      In the event the Company proceeds with the MCM transaction, the Company intends to raise the balance of the required funds through issuance of equity in Caprius. In addition, the Company may also attempt to secure loans for the new business. In view of the current market conditions and the Company's low stock price, the Company has found it difficult at this time to obtain additional equity funding from outside sources. However, the Company will continue its efforts to seek additional funds through funding options, including banking facilities, government-funded grants and private equity offerings in order to provide capital for future expansion. There can be no assurance that such funding initiatives will be successful, and in light of the current low market price any equity placement would result in substantial dilution to current stockholders. Consequently, the Company's viability could be threatened. In addition, the Company has incurred substantial losses in recent years. Accordingly, the auditors' report on the 2001 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

      Net cash provided by operations for the nine months ended June 30, 2002 was $204,792. Net cash used in investing activities for the nine months ended June 30, 2002 was $351,395.

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


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
      On June 25, 2002, Jack Nelson, a former executive officer and director of the Company, filed two legal proceedings involving the Company, and George Aaron and Jonathan Joels, current executive officers and directors of the Company. The first proceeding was instituted in the Superior Court of New Jersey, Bergen County, by Nelson against the Company, Aaron and Joels alleging breach of contract of a June 1999 Consulting Agreement entered into simultaneously with the Company's June 1999 merger of Opus Diagnostics, misrepresentations by Aaron and Joels in connection with the merger transaction and vicarious liability by the Company based upon the actions of Aaron and Joels, and seeking an unspecified amount of damages. The second proceeding was instituted in the United States District Court, District of New Jersey, purportedly as a derivative action by Nelson on behalf of the Company, against Aaron and Joels, seeking an unspecified amount of damages and alleging that certain actions by them in connection with the merger transaction and also as officers of the Company were violative of the federal Racketeer Influenced and Corrupt Organizations Act (RICO), and also constituted breaches of their fiduciary duties as officers and directors.

      The defendants have not yet answered nor moved with respect to either complaint. They have until September 10, 2002 to answer. The defendants plan to vigorously contest the allegations in the complaints.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      On June 26, 2002, the Company held a Special in lieu of Annual Meeting of Stockholders (the "Meeting"). The stockholders voted upon a slate of directors and the ratification of the adoption of the 2002 Stock Option Plan (the "Option Plan"). The following sets forth the votes cast by stockholders on the two items:


         Election of Directors                Vote For            Withheld
                                              --------            --------
         George Aaron                         13,324,433          55,162
         Jonathan Joels                       13,324,744          55,301
         Shrikant Mehta                       13,324,773          55,272
         Sanjay Mody                          13,324,744          55,301
         Sol Triebwasser                      13,324,733          55,272

      Ratification of the Option Plan
            For                                9,177,313
            Against                              107,994
            Broker No Vote                     4,075,768
            Abstain                               18,970

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits

        10.1 Promissory Note dated June 10, 2002 from MCM Environmental Technologies, Inc. to the Company in the principal amount of $250,000.

        99.   Section 906 Certification


(b)   Reports on Form 8-K

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Caprius, Inc.
                                         -------------
                                         (Registrant)



Date:  August 14, 2002                   /s/George Aaron
                                         ---------------------------------------
                                         George Aaron
                                         President & Chief Executive Officer



Date:  August 14, 2002                   /s/Jonathan Joels
                                         ---------------------------------------
                                         Jonathan Joels
                                         Chief Financial Officer