Form 10KSB
period 2002-09-30
CAPRIUS INC
filed 2003-01-14
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark one)
           X   Annual Report Pursuant to Section 13 or 15 (d) of the Securities
         ----- Exchange Act of 1934
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
               Transition Report Pursuant to Section 13 or 15 (d) of the of the
         ----- Securities Exchange Act of 1934

                         Commission File Number: 0-11914
                                  CAPRIUS, INC.
                 (Name of Small Business Issuer in its charter)

           Delaware                                         22-2457487
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

     Securities to be registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $ .01 per share
                     ---------------------------------------
                                (Title of Class)

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

     Revenues for the fiscal year ended September 30, 2002: $1,549,794

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 31, 2002:
$803,595

     The number of shares outstanding of Registrant's Common Stock, $.01 par value, outstanding on December 31, 2002: 20,396,562 shares


================================================================================
                    Documents Incorporated by Reference: None
             Transitional Small Business Disclosure Format: Yes No X

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I
Item 1.   Description of Business                                            3
Item 2.   Description of Properties                                         11
Item 3.   Legal Proceedings                                                 11
Item 4    Submission of Matters to a Vote of Security Holders               12


PART II
Item 5.   Market for Common Equity and Related Stockholder Matters          12
Item 6.   Management's Discussion and Analysis or Plan of Operations        12
Item 7.   Financial Statements                                              17
Item 8.   Changes In and Disagreements with Accountants on Accounting       17
          and Financial Disclosure


PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; 18 Compliance with Section 16(a) of the Exchange Act.
Item 10.  Executive Compensation                                            20
Item 11.  Security Ownership of Certain Beneficial Owners and               22
          Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions                    23
Item 13.  Exhibits and Reports on Form 8-K                                  24
Item 14.  Controls and Procedures                                           28


SIGNATURES                                                                  32

                                     PART I
                                     ------

ITEM I.  DESCRIPTION OF BUSINESS


GENERAL

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. The Company continues to own and operate a comprehensive imaging center located in Lauderhill, Florida. After the close of the 2002 fiscal year, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM").

         The Opus acquisition was consummated coincident with the closing of an Asset Purchase Agreement (the "Oxis Purchase Agreement") between Opus and Oxis Health Products Inc. ("Oxis") at which time George Aaron and Jonathan Joels became executive officers, directors, and principal stockholders of the Company. The purchase price consisted of $500,000 in cash, a secured promissory note (the "Oxis Note") in the principal amount of $586,389, which was repaid as of December 8, 1999, and a warrant granting Oxis the right to acquire 617,898 shares of the Company's Common Stock. Additionally, pursuant to a Services Agreement, Oxis had manufactured the products of the TDM Business through December 31, 2000. On October 9, 2002, Opus sold the assets of the TDM Business to Seradyn, Inc., a Delaware corporation ("Seradyn"), pursuant to a Purchase and Sale Agreement among Opus, Caprius, and Seradyn for a purchase price of $6,000,000, subject to adjustment, and entered into a Royalty Agreement and a Consulting Agreement.

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. Upon closing, Caprius designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity or restructured.

         On June 12, 2002, the Company and MCM had signed a Letter of Intent to enter into an agreement whereby the Company would have the right to acquire 51% of the outstanding stock on a fully diluted basis of MCM. Concurrent with the signing of the Letter of Intent, Caprius provided MCM with a loan totaling $245,000. The Company obtained the monies to make the loan to MCM through funds provided by a short-term loan from officers and employees of the Company as well as related family members in the amount of $250,000. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-set determination calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

         On September 25, 2002, warrant holders representing 3,297,700 shares of Common Stock took the opportunity to exercise their warrants in the Company's warrant price reduction program. The Company had offered warrant holders of 4,319,750 shares of Common Stock the opportunity to exercise their warrants at a reduced exercise price for a period of 14 days during September 2002. The purpose of this program was to give the Company a quick and inexpensive means to obtain funds for short-term working capital requirements. The reduced exercise price for each of the outstanding warrants was equal to 20% of its present exercise price, but not less than $0.11 per share. As a result, the Company raised an aggregate of $409,668 and also substantially reduced the number of its outstanding warrants.

         In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that performs approximately 24,000 procedures per year comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company continues to evaluate the possible sale of Strax.


THERAPEUTIC DRUG MONITORING BUSINESS

         Prior to October 9, 2002, Opus was engaged in the development, distribution and sale of diagnostic assays, controls and calibrators for therapeutic drug monitoring ("TDM") which were sold under the trademark INNOFLUOR(R) in kit form for use on the Abbott TDx and TDxFLx instruments. Opus received and accepted an unsolicited offer from Seradyn to purchase its TDM Business. Seradyn had been a contract manufacturer of the Opus TDM kits. Pursuant to a Consulting Agreement, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business.

MCM ENVIRONMENTAL TECHNOLOGIES INC.

DESCRIPTION OF MCM ENVIRONMENTAL TECHNOLOGIES INC. (MCM) BUSINESS

BACKGROUND OF THE REGULATED MEDICAL WASTE INDUSTRY

         UNITED STATES

         In response to environmental issues including medical waste washing-up along the eastern coast of the United States, the federal government adopted the Medical Waste Tracking Act ("MWTA") in 1988. The MWTA defined medical waste and those wastes to be regulated, - establishing a "cradle to grave" tracking system mandating a waste generator initiated tracking form; required management standards for segregation, packaging, labeling and marking, as well as storage of the medical waste. MWTA introduced record keeping requirements and penalties that could be imposed for mismanagement. The MWTA, a two-year demonstration program that has since expired, triggered the development and implementation of state regulations concerning medical waste, many of which incorporate parts of the MWTA. The state legislatures promulgated their own laws and regulations to define regulated medical waste ("RMW") and to establish guidelines for its treatment and disposal. Oversight of the legislation is often the responsibility of a state environmental protection and/or health agency.

         Therefore, it became more critical in the disposal of medical waste to have adequate means to either transport from the facility and destroy it off site, or to obtain systems to destroy the waste on site.

         The US medical waste disposal market has been estimated to be $1.7 billion annually with an annual growth rate of 10% (Frost and Sullivan, 1998). According to an Environmental Protection Agency ("EPA") report in 1994, approximately 500,000 tons of biohazardous waste was generated in the US. Hospitals, which comprise only 2% of the total number of waste generators, produce about 71% of biohazardous waste, with the remainder generated by clinics, laboratories and other alternative site facilities. To remove the waste about 80% of the hospitals use waste management firms which both transport and treat the waste; 8% use on site incinerators and 11% use other onsite technology coupled with waste haulers which transport the residual to landfills.

         The medical waste disposal market has changed dramatically over the past several years. The passage of the Clean Air Act Amendments of 1997, has forced hospitals either to refit their incinerators with expensive pollution control devices or close them (final implementation date was September 2002). The environmental problem generated by the medical waste incinerators is that hydrogen chloride and heavy metals were being emitted into the atmosphere. Concurrently, medical waste haulers are also subject to increased regulatory oversight from the US Department of Transportation. The consolidation of the medical waste industry to one large provider and several small local/regional players has contributed to increased disposal costs for the producers of medical waste. In addition, medical waste generators are coming under increasing pressures to reduce expenses as a result of decreasing reimbursement from managed care companies and Medicare. The combination of these pressures is forcing medical waste generators to reconsider their current waste disposal methods. The Company believes these factors provide MCM with an excellent marketing opportunity.

         EUROPE

         Members of the European Union are implementing laws to mirror the US regulations on medical waste disposal. In 1994, the European Commission implemented a Directive where member states had to adhere to the provisions of the United Nations Economic Commission for Europe ("UNECE") European Agreement on the International Carriage of Dangerous Goods by Road. This requires that clinical or medical waste would be packed, marked, labeled, and documented according to defined specifications. Drivers are also required to be trained as to check and monitor waste upon collection. MCM is considering the opportunity in Europe as part of its marketing strategy as the SteriMed(R) system is CE Mark compliant.

THE MCM STERIMED(R) SYSTEM

         The proprietary MCM SteriMed(R) system treats contaminated waste of all kinds including syringes, dialysis filters and kits, scalpels, cloth, test tubes, organic materials, and other hazardous bio-medical waste. A dedicated closed system designed for on-site simultaneous shredding and chemical treatment, the SteriMed(R) units destroys biomedical waste into tiny pieces reducing its volume by approximately 90%, and exposes it to a disinfecting solution called Ster-Cid(R). The diluted chemical solution, which is 94% biodegradable, is separated from the solid waste and goes into the sewage system. The now solid waste product can be disposed at a landfill as ordinary waste. The SteriMed(R) system's chemical process kills biological contaminants. The SteriMed(R) system is designed to process approximately 750 pounds of medical waste per day. Through a highly controlled process, approximately 9 gal (35 liters) of water and 175 ml of Ster-Cid(R) are automatically released into the treatment chamber. The shredding, grinding and mixing of the waste is then initiated to expose all surfaces of the medical waste to the chemical solution during the processing cycle. At the end of each cycle, a valve in the treatment chamber automatically opens, allowing the entire contents to be released into the centrifuge or separator, which separates the solid from the liquid components. The centrifuge traps the solids in a filter sack and discharges the liquids into the sewage system. The dimensions of the SteriMed(R) unit are height-50 inches, width-48 inches, depth-27 1/2 inches, and the weight is 1,044 pounds.

         To meet the needs of smaller facilities, MCM developed the SteriMed-Junior(R), This system provides the same functionality but due to its more compact size and smaller capacity, it is marketable to dialysis centers, clinics and physicians' offices. The SteriMed-Junior(R), similar in its basic capabilities to the larger SteriMed(R), is designed to be the most cost-effective medical waste treatment system available today for smaller facilities. The SteriMed-Junior(R) can process a large variety of medical waste; chemically treating approximately 150 pounds per day of bagged waste. The dimensions of the SteriMed-Junior(R) are height- 42 inches, width-33 inches-depth-20 inches and the weight is 645 pounds.

         MCM has received applicable state and federal regulatory approvals, as described below.

REGULATORY ISSUES IN THE UNITED STATES

         The U.S. Environmental Protection Agency has federal jurisdiction over medical waste treatment technologies that claim to reduce the infectivity of the waste (i.e. that claim any microbiological activity) by use of a chemical. Specifically, this jurisdiction applies to the Federal Insecticide, Fungicide and Rodencide Act of 1972 ("FIFRA").

         States have differing requirements for processing, treating and disposing medical waste. As a result, approval process and review methods for Alternative Technologies are different and varies from state to state and may be handled by contrasting departments. In addition, states require that the chemicals are registered. To date, 49 states have finalized the registration process of the chemicals (Ster-Cid(R)), of which 43 states allow the marketing of the SteriMed(R). To date, the SteriMed-Junior(R) has been approved for use in 37 states. Approvals are pending in the other states.

         On the local and county level, many local authorities (especially in urban areas) require that discharge permits will be obtained from Publicly Owned Treatment Works ("POTW") by all facilities discharging substantial amount of liquids to the sewer system. Usually General Discharge Permits are obtained by health facilities, such as hospitals, as part of their License to Operate. The effluent discharge of the SteriMed(R) systems has been characterized and found to be within the lower range of the general requirements as set by the National Pollutant Discharge Elimination System (NPDES) Permitting Program used as the basis by states to establish their discharge limits.

         These approvals allow medical waste treated by the MCM technology to be considered as disinfected. The residual waste is permitted to be placed in normal municipal waste.

         Medical waste treated by MCM technology allows for it to be later disposed as regular municipal "black Bag" waste. To be permitted to do this, MCM had to demonstrate that it could reduce the level of the Bacillus subtilis spores by a 6Log10, or by one-millionth (0.000001).

         The SteriMed(R) process, unlike other waste medical disposal technologies, does not have to contend with the Clean Air Act Amendments of 1990 (since there is no incineration or generation of toxic fumes), and the Hazardous Materials Transportation Authorization Act of 1994 (as there is no transportation of hazardous waste).

         COMPETITION

         Medical waste had routinely been disposed through incineration. Due to the pollution generated by medical waste incinerators, novel technologies have been developed for the disposal of medical waste. Some of the issues confronting these are energy requirements, space requirements, unpleasant odor, radiation exposure, excessive heat, volume capacity and reduction, steam and vapor containment, and chemical pollution. The following are the various technologies and the competitors.

         Autoclave (steam under pressure): Autoclaves and retort systems are the most common alternative method to incineration used to treat medical waste. Autoclaves are widely accepted because they have historically been used to sterilize medical instruments. However, there are drawbacks as autoclaves may have limitations on the type of waste they can treat, the ability to achieve volume reduction, and odor problems.

         Microwave Technology: Microwave technology is essentially a steam-based low-heat thermal process as disinfection occurs through the action of moist heat /steam and microwaves. This is usually achieved at temperatures in the range of 95-100oC or 203-212oF ,2450 MHz and wavelength 12.24. Competitors have developed both large and small units. These systems tend to have high capital costs. Processing of metal objects in some systems may cause problems such as fire.

         Thermal Processes: Thermal processes are dry heat processes and do not use water or steam, but forced convection, circulating heated air around the waste or using radiant heaters. Companies have developed both large and small dry-heat systems, operating at temperatures between 350oF-700oF. Use of dry heat requires longer treatment times.

         High Heat Thermal Processes: High heat thermal processes operate at or above incineration temperatures, from 1,000oF to 15,000oF. Pyrolysis, which does not include combustion or burning, contains chemical reactions that create gaseous and residual waste products. The emissions are lower than that created by incineration, but the pyrolysis demands heat generation by resistance heating such as with bio-oxidation, induction heating, natural gas or a combination of plasma, resistance hearing and superheated steam.

         Radiation: Electron beam technology creates ionized radiation, damaging cells of microorganisms. Workers must be protected with shields and remain in areas secured from the radiation.

         Chemical Technologies: Disinfecting chemical agents that integrate shredding and mixing to ensure adequate exposure are used by a variety of competitors. Chlorine based chemicals, using sodium hypochlorite and chlorine dioxide, are somewhat controversial as to their environmental effects and its impact on wastewater. Non-chloride technologies are varied and include peracetic acid, ozone gas, lime based dry powder, acid and metal catalysts as well as alkaline hydrolysis technology used for tissue and animal waste.

     Among the competitors of MCM are Stericycle, Inc. Steris Corporation, Mark-Costello Co., and Sanitec, Inc.

MCM'S STRATEGY

         Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, MCM is positioning its products as viable alternatives to the traditional medical waste disposal methods. The SteriMed(R) system seeks to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives. The main advantages of the SteriMed(R) System are:

         Improves Safety:
         ----------------
         Renders infectious waste benign
         Reduces pathogens to meet or exceed federal, state and local standards Minimizes exposure of patients, visitors, and staff by reduced handling and transportation
         Eliminates storage at site of medical waste generator
         Processes automatically so operator does not come in contact with contaminated waste

         Reduces Costs:
         --------------
         Costs are typically substantially lower per pound of medical waste compared to other systems

         Complies with Federal and States regulations
         --------------------------------------------
         Enables infectious medical waste generating facilities to replace existing systems while meeting federal, state and local environmental as well as health regulations

         Environmentally friendly
         ------------------------
         Uses chemicals which are approximately 94% biodegradable
         Produces no smoke, smell, steams, or any other emissions into the air Reduces waste volume by approximately 90%
         Low energy consumption

         Handles large volumes quickly
         -----------------------------
         Takes approximately 15 minutes per cycle
         Can handle over 200 tons of waste per year

         Easy to install, operate and maintain
         -------------------------------------
         Requires only one operator and once the cycle has started, the operator can walk away
         Requires small operating floor space due to its compact size
         No special ventilation or lighting
         Generates very low noise

         These features are intended to make the SteriMed(R) System a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs because of federal and state regulations or because of pressures to reduce operating costs.


MARKET SIZE

         Estimated US Facilities and Annual Biomedical Waste Generated


-------------------------------------- --------------------- -------------------------- -----------------------
                                                              ANNUAL BIOMEDICAL WASTE   % OF TOTAL BIOMEDICAL
            FACILITY TYPE                  NUMBER OF US          GENERATED (TONS)               WASTE
                                            FACILITIES
-------------------------------------- --------------------- -------------------------- -----------------------
Hospitals                                             7,000                    360,000                   71.4%
-------------------------------------- --------------------- -------------------------- -----------------------
Physicians offices                                  180,000                     35,200                    7.0%
-------------------------------------- --------------------- -------------------------- -----------------------
Nursing homes                                        18,800                     29,700                    5.9%
-------------------------------------- --------------------- -------------------------- -----------------------
Clinics (Outpatient)                                 41,300                     26,300                    5.2%
-------------------------------------- --------------------- -------------------------- -----------------------
Laboratories                                          7,200                     25,900                    5.1%
-------------------------------------- --------------------- -------------------------- -----------------------
Dentist's offices                                    98,000                      8,700                    1.7%
-------------------------------------- --------------------- -------------------------- -----------------------
Free standing blood banks                               900                      4,900                    1.0%
-------------------------------------- --------------------- -------------------------- -----------------------
Veterinarians                                        38,000                      4,600                    0.9%
-------------------------------------- --------------------- -------------------------- -----------------------
Corrections                                           4,300                      3,300                    0.7%
-------------------------------------- --------------------- -------------------------- -----------------------
Health units in industry                            221,700                      1,400                    0.3%
-------------------------------------- --------------------- -------------------------- -----------------------
Fire and Rescue                                       7,200                      1,600                    0.3%
-------------------------------------- --------------------- -------------------------- -----------------------
Residential Care                                     23,900                      1,400                    0.3%
-------------------------------------- --------------------- -------------------------- -----------------------
Funeral homes                                        21,000                        900                    0.2%
-------------------------------------- --------------------- -------------------------- -----------------------
Police                                               13,100                       <100                   <0.1%
-------------------------------------- --------------------- -------------------------- -----------------------
TOTAL                                               682,400                    503,900                    100%
-------------------------------------- --------------------- -------------------------- -----------------------

Source: 1994 US EPA, Medical Waste Incinerators - Background Information for Proposed Guidelines: Industry Profile for New and Existing Facilities

THE HOSPITAL MARKET

         Because of their sheer size and limited number of facilities in comparison to the numbers by other user categories, hospitals are a very important market for MCM. At present, hospitals have had three options for the disposal of their biomedical waste: to outsource to a waste management company; to process it on-site using an incinerator or to process it on-site using other alternative technology. The following chart depicts the estimated distribution of methods used by US hospitals.


--------------------------      ----------       ------------       ------------
                                                   ON-SITE            ON-SITE
                                OUTSOURCE        INCINERATION       ALTERNATIVE
--------------------------      ----------       ------------       ------------
PERCENTAGE OF HOSPITALS
UTILIZING DISPOSAL METHOD           80%              8.4%              11.6%
--------------------------      ----------       ------------       ------------

  SOURCE:  TVA, 1998; Medical Data International

OUTSOURCED  - WASTE MANAGEMENT COMPANIES

         A majority of healthcare facilities contract with third-party waste management companies for the removal of their solid waste for disposal. The 80% figure, however, reflects hospitals that contract with these third-party waste management companies for both the removal and the treatment / disposal of their medical waste. This is a changing industry. Recently, the top four waste management companies have consolidated into two. This consolidation is expected to increase prices. Presently, the regulators are adding new restrictions to transport medical waste across state lines, which are likely to increase the costs to hospitals.

ON-SITE - INCINERATION

         Hospitals with on-site incinerators have been impacted by new Environmental Protection Agency emissions standards requiring the reduction of the release of dioxin, mercury and other potentially carcinogenic materials into the atmosphere. These hospitals will have to either retrofit their existing incinerators at a projected cost of $300,000 - $400,000 along with legal fees and other permit requirements (Healthcare Purchasing News, August 1997, Vol. 21, No. 8) or shut down their incinerators and dispose of their waste through other methods. The following is an estimate of the number of incinerators and those projected to close:

  --------   -------------------   -----------------   --------------------
  TYPE       # OF FACILITIES       BURNING LBS./HOUR   % ESTIMATED TO CLOSE
  --------   -------------------   -----------------   --------------------
  Small            1,100                 <200                 93-100%
  --------   -------------------   -----------------   --------------------
  Medium            690                 200-500               60-95%
  --------   -------------------   -----------------   --------------------
  Large             460                  >500                   35%
  --------   -------------------   -----------------   --------------------

     Source: Health Care Hazardous Material Management, 1997

         Because of the high cost of complying with the new regulations, the EPA estimates that of the approximately 1,100 small (burning less then 200 pounds per hour), 690 medium (burning 200 to 500 pounds per hour) and 460 large (burning more than 500 pounds per hour) medical waste incinerators in operation in May 1996, approximately 93-100% of the small incinerators, 60-95% of the medium incinerators and up to 35% of the large incinerators will close as a result of the new regulations in addition to the rise in prices.

MANUFACTURING

         MCM recognizes that to be successful, it needs to manufacture units that are;
              1) Robust
              2) Reliable
              3) Reproducible in its activity

         Presently, the SteriMed(R) is manufactured at MCM's facilities in Moshav Moledet, Israel. The SteriMed-Junior(R) is being manufactured at Shalev Metal Works, Kiryat Bialik, Israel. Shalev Metal Works is not affiliated with MCM. The Company is actively seeking extra capacity for manufacturing. The inability to find such manufacturers will constrain MCM's growth potential.

MAINTENANCE AND CUSTOMER SERVICE MODEL

         Critical to the successful use of the unit is proper installation and training of the account's operators. MCM is developing a team that will be able to provide that service and a system that will be able to provide professional after sale customer care.

INTELLECTUAL PROPERTY
PATENTS ISSUED AND PENDING

         MCM has filed patents on its system in the major countries. The following is a listing of the patents issued to date by country:

   ------------------------    --------------    -------------
   Country                     Patent Number     Patent Date
   ------------------------    --------------    -------------
   Israel                      108311            12.31.1999
   ------------------------    --------------    -------------
   Japan                       3058401           04.21.2000
   ------------------------    --------------    -------------
   United States               5,620654          05.15.1997
   ------------------------    --------------    -------------
   Australia                   684,323           04.02.1998
   ------------------------    --------------    -------------
   European Union (EU)         0662346           03.28.2001
   ------------------------    --------------    -------------
   Canada                      2,139,689         10.05.1999
   ------------------------    --------------    -------------


         The following is a listing of pending patent applications:

         ----------------------------------------------------------------------
         Country     Application no.      Application Date     Remarks
         ----------------------------------------------------------------------
         U.S.A       60/265,870           02/05/2001           Provisional
         ----------------------------------------------------------------------
         U.S.A       09/824,685           04/04/2001           Non-provisional




         ----------------------------------------------------------------------
         PCT         PCT/IL02/00093       02/04/2002
         ----------------------------------------------------------------------


TRADEMARKS

         The MCM trademarks of SteriMed(R), Ster-Cid(R) and SteriMed(R) have been registered with the appropriate authorities.


STRAX INSTITUTE BUSINESS

         The Strax Institute ("Strax") was founded in 1979 to provide comprehensive breast care for patients. In July 1998, the Company acquired Strax, as part of its strategy to utilize and integrate the breast imaging technology that was developed at the time by Caprius, with that of Strax and create an installed base for this business. In April 1999, the Company sold the assets of the breast imaging technology and the original strategy to use Strax as its platform was no longer valid.

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


EMPLOYEES

         As of December 31, 2002, the breast imaging business had a staff of 17 full-time employees, including 1 senior manager, plus 2 part-time employees at its breast imaging center and the Company employed 7 full time employees, including 3 senior managers, at its New Jersey corporate headquarters.

         MCM currently employs 9 full time and 2 part time employees at its facility in Israel.

         None of the Company's or MCM's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.


ITEM 2.  PROPERTIES

         The Company leases 2,758 square feet of office space in Fort Lee, New Jersey for executive and administrative personnel pursuant to a lease that expires on June 30, 2005 at a base monthly rental of approximately $6,665 plus escalation.

         The Company leases 8,400 square feet for its comprehensive breast-imaging center in Lauderhill, Florida, pursuant to a lease with annual step increases. The current monthly base rental payment is $10,411. The lease expires on January 31, 2004.

         MCM leases 2,300 square feet of industrial space in Israel at a monthly cost of approximately $1,000. The current lease expired on December 31, 2002 and MCM is in negotiation to extend the lease for a further year.

         The Company believes the premises leased are adequate for its current and near term requirements.


ITEM 3.  LEGAL PROCEEDINGS

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County, and the other was brought as a derivative action in Federal District Court in New Jersey. The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Court also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered plaintiff's complaint, denying liability and asserting affirmative defenses. The parties are currently engaged in written discovery. No depositions have been taken.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint.

         The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in these litigations, subject to review of the legal bills and compliance with applicable law.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had planned to purchase MCM. See Item I of this report for information regarding the Company's investment in MCM. The Company believes there is no merit to the plaintiff's claim. On January 6, 2003, the Company answered the complaint. The parties have entered into discussions in an effort to resolve this litigation. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect of this proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has traded on the OTC Bulletin Board under the symbol CAPR since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market. As of September 30, 2002, the publicly traded warrants had expired and the market terminated upon their expiration.

         The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

         Common Stock                                 High              Low
                                                      ----              ---

         2002   (year ended September 30, 2002)

                Fourth Quarter                        $0.14             0.05
                Third Quarter                          0.10             0.06
                Second Quarter                         0.08             0.04
                First Quarter                          0.09             0.04


         2001   (year ended September 30, 2001)

                Fourth Quarter                        $0.09            $0.05
                Third Quarter                          0.13             0.06
                Second Quarter                         0.20             0.06
                First Quarter                          0.28             0.13

         The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

         On September 30, 2002, there were approximately 1,600 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

         As more fully described in Note J to the consolidated financial statements, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated balance sheet as of fiscal year end 2002 and consolidated statements of operations for the fiscal years ended 2002 and 2001 have been restated to reflect the TDM business as discontinued operations.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

         Net patient service revenue at Strax totaled $1,549,794 for the fiscal year ended September 30, 2002 versus $1,502,602 for the year ended September 30, 2001. Cost of service operations totaled $1,169,491 for Fiscal 2002 versus $1,077,230 for Fiscal 2001. The increases from Fiscal 2002 to Fiscal 2001 reflects the continuing efforts at Strax to change its mix of procedures at a time when reimbursement rates are being heavily negotiated by the healthcare providers and expenses continue to rise.

         Selling, general and administrative expenses totaled $498,030 for Fiscal 2002 versus $509,805 for Fiscal 2001.

         Based on current market conditions and an analysis of projected undiscounted future cash flows calculated, the Company has determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets has necessitated a final write-down of $67,356 of goodwill of the Strax Institute.

         The operating loss from operations totaled $251,721 for Fiscal 2002 versus $607,956 for Fiscal 2001. This decrease represents the write-down of goodwill for the Strax Institute of $500,000 in Fiscal 2001 versus $67,356 in Fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to October 2002, the Company had been experiencing liquidity problems that had hindered its growth. Management had undertaken various efforts to raise capital, but due to market conditions and the Company's financial situation, was not able to secure substantial outside capital. Consequently, the Company was primarily reliant upon the officers, directors, employees of the Company and their families for its working capital needs.

         During October 2002, the Company's subsidiary, Opus, sold the assets of its TDM Business to Seradyn. The purchase price was $6,000,000, subject to adjustment on a dollar for dollar basis to the extent the net asset value of the purchased assets as shown on a post-closing proforma asset statement is greater the $420,000 or less than $380,000. The Company has received a further payment of $54,970 from Seradyn as a post closing payment adjustment. $600,000 of the purchase price was deposited into an escrow account to be held for indemnity claims, of which $300,000 would be released after one year. The Company used the net cash proceeds to pay down debts and liabilities, repayment of the short-term loan and, in December 2002, used $1,835,000 as part of the MCM purchase price. The balance of the funds is being used for general working capital purposes.

         During September 2002, warrant holders representing 3,297,700 shares of Common Stock took the opportunity to exercise their warrants in the Company's warrant price reduction program. The Company had offered warrant holders of 4,319,750 shares of Common Stock, the opportunity to exercise such warrants at a reduced exercise price for a period of 14 days during September 2002. The reduced exercise price for each of the outstanding warrants was equal to 20% of its present exercise price, but not less than $0.11 per share. As a result, the Company raised an aggregate of $409,668 and also substantially reduced the number of its outstanding warrants. The Company used the proceeds for general working capital purposes.

         Also during September 2002, the Company entered into a short-term line of credit arrangement with one of its board members, Shrikant Mehta, whereby Mr. Mehta agreed to extend a $500,000 line of credit to the Company for up to 18 months. This line of credit will be utilized for working capital needs as determined by the Company and agreed with by Mr. Mehta. Interest will be paid at a rate of 11% per annum on monies drawn down. In return for the provision of the short-term line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock, exercisable at $0.11 per share for a period of five years. The Company has not drawn down on this line of credit.

         During June 2002, the Company obtained a short-term loan in the principal amount of $250,000, with interest at prime plus 3% per annum and due on September 30, 2003 (see Note D to the Notes to the Consolidated Financial Statements herein). The proceeds of the short-term loan were used to fund an initial loan to MCM (the "MCM Loan") of up to $250,000. Subsequent to the initial loan to MCM, further funds were advanced to MCM in September, October and December 2002 in the amounts of $100,000, $200,000 and $15,000 respectively. The MCM Loan, together with subsequent fundings, was secured by MCM's intellectual properties, bore interest at the rate of prime plus 2% per annum, and was to be due on June 10, 2003, subject to conversion to equity of MCM upon the consummation of the Company's investment in MCM. On October 10, 2002, the holders of the short-term loan were repaid an aggregate of $250,000 plus accrued interest. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after six months at $0.09 per share for a period of five years.

         The Company will continue its efforts to seek additional funds through funding options, including banking facilities, equipment financing, government-funded grants and private equity offerings in order to provide capital for future expansion. There can be no assurance that such funding initiatives will be successful, and if successful, will not be dilutive to existing stockholders.

         During February and March 2001, the Company completed a short term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products. The $300,000 bridge loan notes were secured by the assets of Strax and were due for repayment on February 28, 2002. The bridge loan holders agreed to extend the repayment date to October 31, 2002 and continued to receive interest at the rate of 11%. On October 10, 2002, the Company repaid the bridge loan holders in an aggregate of $300,000 plus accrued interest.

         The Company continues in its efforts to secure the sale of the Strax Institute.

         Net cash provided by operations for Fiscal 2002 amounted to $341,937. Net cash flows used in investing activities for Fiscal 2002 amounted to $539,463 representing the Company's loan and additional funds to MCM as well as related acquisition costs. Cash flows from financing activities in Fiscal 2002 increased from Fiscal 2001 due to the proceeds from the exercise of warrants in the Company's warrant price reduction program. Subsequent to the sale of the Opus TDM Business and the Company's investment in MCM, the Company has sufficient funds to meet its working capital needs for at least the next twelve months.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates the Company's estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         1.   Revenue recognition

                 The breast-imaging center recognizes revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid,

                 HMO's and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided.

         2.   Goodwill and other intangibles

                 At September 30, 2001, goodwill results from the excess of cost over the fair value of net assets acquired related to the Opus Diagnostics business and to the Strax Institute. Other intangibles include trademarks, technical know how and distributor agreements. Goodwill and other intangibles are amortized on a straight-line basis over twenty years. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows.

                 Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the Company has determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets has necessitated a write-down of $67,356 of goodwill of the Strax Institute in 2002 and $500,000 in 2001.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company will adopt SFAS in the first quarter of fiscal 2003.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases". to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by the Company or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

                                                                        PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             NUMBER
------------------------------------------                             ------

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets at September 30, 2002 and 2001               F-3

Consolidated Statements of Operations for the years ended
September 30, 2002 and 2001                                              F-4

Consolidated Statements of Stockholders' Equity for years ended
September 30, 2002 and 2001                                              F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2002 and 2001                                              F-6

Notes to Consolidated Financial Statements                           F-7 to F-18


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

         As of December 31, 2002, the directors and executive officers of the Company were:


Name                              Age      Position
----                              ---      --------

George Aaron                      50       Chairman of the Board,
                                           President and Chief Executive Officer

Jonathan Joels                    46       Chief Financial Officer, Treasurer,
                                           Secretary and Director

Elliott Koppel                    58       VP Sales and Marketing

Shrikant Mehta                    58       Director

Sanjay Mody (1)(2)                43       Director

Sol Triebwasser, Ph.D. (1)(2)     80       Director
-------------------

(1) Member of the Audit Committee
(2) Member of the Compensation/Option Committee

         The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:

         GEORGE AARON. Mr. Aaron has been Chairman of the Board, President and CEO of the Company since June 1999. From 1992 to 1998, Mr. Aaron was the co-founder and CEO of a drug discovery company, Portman Pharmaceuticals, Inc., and currently serves on the Board of Directors of Peptor Limited, the company that acquired Portman Pharmaceuticals. Mr. Aaron was also a co-founder of the bioseparation/agtech company, CBD Technologies, Inc., of which he remains a Director. From 1983 to 1988, Mr. Aaron was the founder and CEO of a diagnostic company, Technogenetics, Inc., that he took public and which was later acquired. Prior to 1983, Mr. Aaron was founder and is a Partner in the Portman Group, Inc. and headed international business development at Schering-Plough Corporation. Mr. Aaron is a graduate of the University of Maryland.

         JONATHAN JOELS. Mr. Joels has been CFO, Treasurer and Secretary of the Company since June 1999. From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc. Mr. Joels was also a co-founder of CBD Technologies, Inc. Mr. Joels' experience includes serving as a principal in Portman Group, Inc.; CFO of London & Leeds Corp., a subsidiary of a large UK multinational public company; and as a Chartered Accountant, holding positions with both Ernst & Young and Hacker Young between 1977 and 1981. Mr. Joels qualified and was admitted to the Institute of Chartered Accountant in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London School of Business Studies.

         ELLIOTT KOPPEL. Mr. Koppel has been VP of Marketing and Sales of the Company since June 1999. From 1996 to June 1999 he served as CEO of ELK Enterprises, a consulting and advertising company for the Medical Device industry. From 1993 to 1996, he was VP Sales and Marketing for Clark Laboratories Inc. From 1992 to 1993, Mr. Koppel was Director of the Immunology Business Unit at Schiapparelli BioSystems. From 1990 to 1992, he was VP of Sales and Marketing at Enzo BioChem. From 1986 to 1990, Mr. Koppel was VP of Clinical Sciences, Inc. Between 1974 and 1986 he held the positions of Sales Representative, Regional Manager, and International Marketing Manager at Warner Lambert Diagnostics. Prior to 1974, Mr. Koppel was Sales Representative and Product Manager with Ortho Diagnostics. Mr. Koppel holds a BS in Commerce from Rider University.

         SHRIKANT MEHTA. Mr. Mehta has been President and CEO of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1974. He has also served on the Board of Directors of Distinctive Devices, Inc (OTCBB: DDVS) and of various private corporations. He was a director of Real Time Access Inc.which in April 2002 filed for reorganization under Chapter 11 of the Federal Bankruptcy law. He holds a BS in Electrical Engineering from Case Institute of Technology and an MS in Electrical Engineering from Wayne State University.

         SANJAY MODY. Mr. Mody serves as President, CEO and Treasurer of Distinctive Devices, Inc. (OTCBB: DDVS) since May 2001 and a director thereof since March 2000. Since March 2000, he has been an active investor in several technology companies. From July 1996 to February 2000, he served as a Vice President of Investment Advisory at Laidlaw Global Securities, Inc. From 1995 to 1996, Mr. Mody was a financial Advisor at Morgan Stanley Dean Witter. He was a director of Real Time Access Inc.which in April 2002 filed for reorganization under Chapter 11 of the Federal Bankruptcy law.

         SOL TRIEBWASSER, PH.D. Dr. Sol Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights, New York until 1996. He is currently a Research Staff member emeritus at IBM. Since receiving his Ph.D. in physics from Columbia University in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

         Mr. Aaron and Mr. Joels are brothers-in-law, and Mr. Mehta is the uncle of Mr. Mody.

         The Board of Directors met seven times in fiscal 2002. Each of the Directors attended at least 75% of the meetings.

         The Board of Directors has standing Audit and Compensation/Option Committees.

         The Audit Committee reviews with the Company's independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. In May 2002, the Board of Directors and the Audit Committee approved and adopted the Board of Directors'Audit Committee Charter.

         The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans.

COMPENSATION OF DIRECTORS

         In October 2002, Messrs. Mehta and Mody were each granted options outside of the Company's Stock Option Plan to purchase 500,000 shares of Common Stock at a price of $ 0.15 per share vesting over two years, and Dr. Triebwasser was granted Options under the Company's 2002 Stock Option Plan to purchase 100,000 shares of Common Stock at a price of $0.15 per share vesting over two years. Effective October 2002, the non-employee director's fee is $20,000 per annum.

         See "Certain Relationships and Related Transactions" for information regarding a consulting agreement with Mr. Mehta.

COMPLIANCE WITH SECTION 16(a)
-----------------------------

         Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2002, there was compliance with
Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2002.

                         ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                         -------------------                               ----------------------

                                                                     Awards                          Payouts
                                                                     ------                          -------
                                                                               Securities
                                                 Other            Restricted   Underlying
Name and                                        Annual              Stock        Options          LTIP      All Other
Principal                  Salary     Bonus   Compensation         Award(s)        SARs          Payouts   Compensation
Position           Year      ($)       ($)        ($)                 ($)          (#)             ($)         ($)

------------------ ----- ---------- -------- ------------        ------------ -------------   ----------- -------------
George Aaron       2002    160,000     -0-        -0-                 -0-           -0-            -0-          -0-
President/CEO      2001    160,000     -0-        -0-                 -0-           -0-            -0-          -0-

------------------ ----- ---------- -------- ------------        ------------ -------------   ----------- -------------
Jonathan Joels     2002    112,000     -0-        -0-                 -0-           -0-            -0-          -0-
CFO                2001    112,000     -0-        -0-                 -0-           -0-            -0-          -0-

------------------ ----- ---------- -------- ------------        ------------ -------------   ----------- -------------


         As of September 30, 2002, the Company does not have any written employment agreements with any of its executive officers. Mr. Aaron and Mr. Joels have been paid annual base salaries of $160,000 and $112,000, respectively and the Company leases automobiles for Messrs. Aaron and Joels in amounts not to exceed $1,000 and $750 per month, respectively, and also pays their automobile operating expenses. They are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies. In October 2002, the annual base salaries of Mr. Aaron and Mr. Joels were increased to $240,000 and $176,000, respectively, and they were paid a performance-related bonus of $160,000 and $112,000, respectively.

         The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. As of September 30, 2002, under the Company's 401 (k) plan there was no matching contribution by the Company.

----------------------------------------------------------------------------------------------------------------------------------
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

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
                         Granted (#)  in Fiscal
                                        Year

         -------------------------------------------------------------------------------------------------------------------------

         George Aaron        -0-            -0-      -0-               -0-        -0-            -0-      -0-

         Jonathan Joels      -0-            -0-      -0-               -0-        -0-            -0-      -0-

         ---------------------------------------------------------------------------------------------------------------------------


                                      FISCAL YEAR END OPTION VALUE

                                     NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                   OPTIONS AT SEPT. 30, 2002            AT SEPT. 30, 2002
         NAME                      EXERCISABLE/UNEXERCISABLE             EXERCISABLE ($)
         ----                      -------------------------             ---------------

         George Aaron                   50,000 /50,000                        $-0-

         Jonathan Joels                 50,000 /50,000                        $-0-


STOCK OPTION PLAN

         Due to the pending expiration of both the 1993 Employee Stock Option Plan and 1993 Non-Employee Stock Option Plan, in May 2003 the Company adopted the 2002 Stock Option Plan ("2002 Plan") which was ratified at the Company's Stockholder meeting of June 26, 2002. The 2002 Plan covers 1,500,000 shares of Common Stock reserved for issuance pursuant to the exercise of options granted thereunder. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Codes. During October 2002, the Company granted a total of 961,000 options to officers, directors, and employees under the 2002 Plan for an aggregate of 961,000 shares of Common Stock. Of these, 300,000 options each were granted to Messrs. Aaron and Joels, 100,000 to Mr. Koppel and 100,000 to Dr. Triebwasser. All of these options were priced at $0.15, vested one third on the grant date and the balance vests over a two year period in equal installments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation/Option Committee are Sol Triebwasser, Ph.D. and Sanjay Mody, neither is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of September 30, 2002, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                                                     Amount and Nature        Percentage of
Name of                                  Position with               of Beneficial            Common
Beneficial Owner                         Company                     Ownership (1)            Stock
--------------------------------------   ------------------------    -------------------      --------------

George Aaron                             Chairman of the              3,598,589(2)            16.6%
                                         Board; Chief Executive
                                         Officer;
                                         President

Jonathan Joels                           Director; Chief              3,510,739(3)            16.1%
                                         Financial Officer;
                                         Treasurer;
                                         Secretary

Elliott Koppel                           VP Sales & Marketing           349,233(4)              *


Shrikant Mehta                           Director                     4,466,667(5)            17.7%

Sanjay Mody                              Director                       666,667(6)              *

Sol Triebwasser, Ph.D.                   Director                        78,233(7)              *

All executive officers and                                           12,670,128(8)            50.4%
Directors as a group (6 persons)
-------------------

* Less than one percent (1%).

1. Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2001 pursuant to stock options, warrants and convertible securities.

2. Includes (i) 7,050 shares in retirement accounts, (ii) 17,500 shares underlying warrants presently exercisable, (iii) (iv) 100 shares jointly owned with his wife and (v) 200,000 shares underlying options presently exercisable, and excludes 200,000 shares underlying options which are currently not exercisable.

3. Includes (i) 960,000 shares as trustee for his children, (ii) 10,000 shares underlying warrants presently exercisable, (iii) 17,500 shares underlying warrants owned by his wife for which he disclaims beneficial ownership, (iv) 200,000 shares underlying options presently exercisable, and excludes 200,000 shares underlying options which are currently not exercisable.

4. Includes (i) 30,000 shares underlying warrants and (ii) 233,333 shares underlying options presently exercisable, and excludes 166,667 shares underlying options which are not currently exercisable.

5. Includes (i) 700,000 shares underlying warrants presently exercisable and (ii) 666,667 shares subject to options presently exercisable, and excludes 333,333 shares underlying options which are not currently exercisable.

6. Includes 666,667 shares underlying options presently exercisable, and excludes 333,333 shares underlying options which are not currently exercisable.

7. Includes 76,833 shares underlying options presently exercisable and excludes 66,667 shares underlying options which are currently not exercisable.

8. Includes (i) 775,000 shares underlying warrants and (ii) 2,043,500 shares underlying options presently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During September 2002, the Company entered into a short-term line of credit arrangement with one of its board members, Mr. Mehta, whereby Mr. Mehta agreed to extend a $500,000 line of credit to the Company for up to 18 months. This line of credit will be utilized for working capital needs as determined by the company and agreed with by Mr. Mehta. Interest will be paid at a rate of 11% per annum on monies drawn down. In return for the provision of the short-term line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock exercisable at $0.11 per share for a period of five years. The Company has not drawn down on this line of credit. Additionally, Mr. Mehta has also agreed with the Company to provide consulting services for an initial period of one year in connection with the MCM business, specifically relating to the areas of financing and manufacturing. Mr. Mehta will receive an annual fee of $100,000 commencing on the closing date of the investment in MCM. The Company will review this arrangement on an annual basis.

         During September 2002, warrant holders representing 3,297,700 shares of Common Stock took the opportunity to exercise their warrants in the Company's warrant price reduction program. The reduced exercise price for each of the outstanding warrants was equal to 20% of its present exercise price, but not less than $0.11 per share. Included as part of this warrant price reduction program were Messrs. Aaron, Joels, Koppel and Mehta, executive officers and/or directors, who exercised 193,750, 133,750, 11,000 and 2,400,000 warrants respectively.

         During June 2002, the Company completed a short-term loan aggregating $250,000 through loan notes due on September 30, 2003. Included as part of this short-term loan were executive officers, Messrs. Joels and Koppel who contributed $10,000 and $15,000 respectively, employees of the Company as well as related family members. These funds were used principally to fund the Loan to MCM pursuant to the letter of intent. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after 6 months at $0.09 per share for a period of five years. On October 10, 2002, the Company repaid these loans, plus accrued interest at the prime rate plus 3%.

         During February and March 2001, the Company completed a short-term bridge loan aggregating $300,000 through secured loan notes due on February 28, 2002. Included as part of this bridge loan, Messrs. Mehta, Aaron, Koppel and the spouse of Mr. Joels contributed $200,000, $17,500, $15,000 and $17,500 respectively. These funds were used principally for working capital and to purchase raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus TDM products. The loan notes bore interest at a rate of 11% per annum and were secured by the assets of the Strax Institute. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of Common Stock, exercisable at $0.08 per share for a period of five years. On October 10, 2002, the Company repaid the bridge loan holders in an aggregate of $300,000 plus accrued interest.

         Separately, and in consideration of their participation in a placement in April 2000 (the "April Placement") Placement, the Company agreed to give the principal investors (including Mr. Mehta, who subsequently became a director) in the placement preemptive rights for a period of three years with respect to their interest in the Company, such that, to the extent of their current interest in the Company, these principal investors each have the right to participate in any sale, for cash, by the Company of Common Stock or shares of preferred stock or other securities that are exercisable for, convertible into or exchangeable for shares of Common Stock in a private placement transaction, subject to certain exceptions.

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

         Additionally, in consideration for his participation in the April Placement, the Company separately agreed to grant Mr. Mehta options to purchase 500,000 shares of Common Stock, exercisable at $1.00 per share for a period of three years. Mr. Mody, who subsequently became a director, received an option to purchase 500,000 shares of Common Stock, exercisable at $1.00 per share for a period of three years, in connection with his services in procuring investors for the April Placement.

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

3.5 Certificate of Designation of Series A Preferred Stock of Registrant (incorporated by reference to the Registrant's Form 8-K, filed on March 31, 1996.

3.6 Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K, filed September 2, 1997).

3.7 Certificate of Merger, filed on June 28, 1999 with the Secretary of State of the State of Delaware. (Incorporated by reference to Exhibit 3.1 of Form 8-K, dated June 28, 1999).

3.8 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).

4.1.1 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4 to Registrant's August 1995 Form 8-K).

4.1.2 Form of Warrant Certificate (incorporated by reference to Annex B to Registrant's Joint Proxy Statement, dated August 31, 1995).

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

4.6 Form of Warrant issued to certain employees in connection with Registrant's Bridge Financing in March 2000 (incorporated by reference to Exhibit 4.7 to Registrant's July 2000 Form SB-2).

4.7 Form of Series A Warrant from Registrant's April 2000 private placement of Units (the "April Private Placement") (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed April 28, 2000 (the "April 2000 Form 8-K")).

4.8 Form of Series B Warrant from the April Private Placement (incorporated by reference to Exhibit 10.3 to Registrant's April 2000 Form 8-K).

4.9 Form of Warrant issued to each of Sandra Kessler and Nicholas Kessler, by and through his Guardian ad litem (incorporated by reference to Exhibit 4.10 to Registrant's September 2000
              Form 10-KSB).

4.10 Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2001).

10.1.1 1993 Employee Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.1.2 1993 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit B of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders).

10.2 2002 Stock Option Plan (incorporated by reference to Appendix A of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders).

10.3.1 Registration Rights Agreement, dated August 18, 1997, between Registrant and General Electric Company ("GE") (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed September 2, 1997).

10.3.2 Stockholders Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, filed September 2, 1997).

10.3.3 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, filed September 2, 1997).

10.3.4 License Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed September 2, 1997).

10.4.1 Severance and Consulting Agreement dated as of June 28, 1999 between Registrant and Jack Nelson (incorporated by reference to Exhibit 10.4 to Registrant's July 1999 Form 8-K).

10.4.2 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Nelson (incorporated by reference to Exhibit 10.16.1 to Registrant's September 1999 Form 10-KSB).

10.4.3 Letter of Non-disparagement dated January 14, 2000 between Registrant and Jack Nelson (incorporated by reference to Exhibit 10.4.3 to Registrant's September 2001 Form 10-KSB).

10.4.4 Letter Agreement dated April 4, 2000 between Registrant and Nelson relating to terms and conditions of payment as outlined in Severance and Consulting Agreement dated as of June 28, 1999 (incorporated by reference to Exhibit 10.4.4 to Registrant's September 2001 Form 10-KSB).

10.5.1 Severance and Consulting Agreement between Registrant and Enrique Levy, dated as of June 28, 1999 (incorporated by reference to Exhibit 10.5 to Registrant's July 1999 Form 8-K).

10.5.2 Form of Secured Promissory Note, dated as of December 28, 1999, from Registrant to Levy (incorporated by reference to Exhibit
              10.16.2 to Registrant's September 1999 Form 10-KSB).

10.5.3 Form of Security Agreement, dated as of December 28, 1999, by Registrant to Levy as Agent (incorporated by reference to Exhibit 10.16.3 to Registrant's September 1999 Form 10-KSB).

10.5.4 Letter of Non-disparagement dated January 14, 2000 between Registrant and Levy (incorporated by reference to Exhibit 10.5.4 to Registrant's September 2001 Form 10-KSB).

10.5.5 Letter Agreement dated April 4, 2000 between Registrant and Levy relating to terms and conditions of payment as outlined in Severance and Consulting Agreement dated as of June 28, 1999(incorporated by reference to Exhibit 10.5.5 to Registrant's September 2001 Form 10-KSB).

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

10.7.2 Form of Subscription Agreement regarding Registrant's December 1999 Bridge Financing (incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form SB-2, File
              No. 333-02222(the "2000 Form SB-2")).

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

10.8.4 Form of Option Agreement granted to Sanjay Mody with respect to the April Private Placement (incorporated by reference to Exhibit 10.16 to Registrant's 2000 Form SB-2)

10.8.5 Form of Option Agreement granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit 10.17 to Registrant's 2000 Form SB-2).

10.9 Form of Settlement Agreement between the Registrant and the Claimants dated August 8, 2000 (incorporated by reference to
              Exhibit 10.17 to Registrant's 2000 Form SB-2).

10.10 Form of Secured Promissory Notes, issued for bridge loan in the aggregate amount of $300,000 (February 2001 and March 2001) (incorporated by reference to Exhibit 10.1 to Registrant's
              Form 10-QSB for the fiscal quarter ended March 31, 2001).

10.11 Form of Security Agreement, dated February 28, 2001 by Registrant to Elliott Koppel as agent (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2001).

10.12.1 Purchase and Sale Agreement, dated as of October 9, 2002, Among Registrant, Opus and Seradyn, Inc. ("Seradyn") (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2002 (the "October 2002 Form 8-K")).

10.12.2 Royalty Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.2 to Registrant's October 2002 Form 8-K).

10.12.3 Noncompete Agreement, dated as of October 9, 2002, between Opus and (incorporated by reference to Exhibit 10.3 to Registrant's October 2002 Form 8-K).

10.12.4 Consulting Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.4 to Registrant's October 2002 Form 8K).

10.13.1 Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of December 17, 2002 (the "December 2002 Form 8-K").

10.13.2 Stockholders Agreement, dated December 17, 2002, among M.C.M. Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant's December 2002 Form 8K).

10.13.3*      Form of Unsecured Promissory Notes, issued for the short-term
              Loan.

10.13.4*      Form of Subscription Agreement relating to the short-term Loan.

10.13.5*      Form of Common Stock Purchase Warrant relating to the short-term
              Loan.

10.14*        Form of Common Stock Warrant relating to Line of Credit.

21*           List of Company's subsidiaries.

23.1* Consent of BDO Seidman, LLP, independent certified public accountants.

99.1* Certification by Registrant's Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification by Registrant's Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------
*  Filed herewith

(b) Reports on Form 8-K:

         None

ITEM 14.   CONTROLS & PROCEDURES

           The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2002 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

           The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                  CERTIFICATION


I, George Aaron, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Caprius, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's s auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 13, 2003                  /s/George Aaron
                                         George Aaron
                                         President and CEO

                                  CERTIFICATION



I, Jonathan Joels, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Caprius, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's s auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 13, 2003                  /s/Jonathan Joels
                                         Jonathan Joels
                                         Treasurer and CFO

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January 2003.


CAPRIUS, INC.

By:  /s/Jonathan Joels
     Jonathan Joels, CFO and
     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.


  SIGNATURE                        TITLE                              DATE
  ---------                        -----                              ----


  /s/George Aaron             Chairman of the Board,             Jan. 13, 2003
--------------------------    President and CEO
George Aaron


  /s/Jonathan Joels           Director, CFO and Treasurer        Jan. 13, 2003
--------------------------
Jonathan Joels


/s/Shrikant Mehta             Director                           Jan. 13, 2003
--------------------------
Shrikant Mehta


  /s/Sanjay Mody             Director                            Jan. 13, 2003
--------------------------
Sanjay Mody


  /s/Sol Triebwasser          Director                           Jan. 13, 2003
--------------------------
  Sol Triebwasser, Ph.D.

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

Notes to Consolidated Financial Statements                           F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Caprius, Inc.

     We have audited the accompanying consolidated balance sheets of Caprius, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caprius, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ BDO Seidman, LLP
                                            --------------------
                                            BDO Seidman, LLP

Boston, Massachusetts
November 15, 2002, except for Note J,
which is dated December 17, 2002

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                September 30, 2002     September 30, 2001
                                                                ------------------     ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $          505,282     $           89,776
   Accounts receivable, net of reserve for bad debts
     of $13,000 and $26,000 at September 30, 2002
     and September 30, 2001                                                141,731                578,808
   Inventories                                                                 -                  396,430
   Other current assets                                                      6,948                  5,324
   Net assets of TDM business segment                                    2,511,147                      -
                                                                ------------------     ------------------
       Total current assets                                              3,165,108              1,070,338
                                                                ------------------     ------------------
PROPERTY AND EQUIPMENT:
   Medical equipment                                                       314,318                341,140
   Office furniture and equipment                                          193,469                220,290
   Leasehold improvements                                                      950                    950
                                                                ------------------     ------------------
                                                                           508,737                562,380
   Less: accumulated depreciation                                          478,136                408,354
                                                                ------------------     ------------------
       Net property and equipment                                           30,601                154,026
                                                                ------------------     ------------------
OTHER ASSETS:
   Goodwill, net of accumulated amortization of $116,886
     at September 30, 2001                                                     -                  928,671
   Other intangibles, net of accumulated amortization of
     $164,292 at September 30, 2001                                            -                1,296,081
   Note receivable                                                         350,000                    -
   Deferred financing cost, net of accumulated amortization
     of $2,301                                                              39,049                    -
   Deferred acquisition costs                                              189,463
   Other                                                                    22,794                 22,794
                                                                ------------------     ------------------
       Total other assets                                                  601,306              2,247,546
                                                                ------------------     ------------------
TOTAL ASSETS                                                    $        3,797,015     $        3,471,910
                                                                ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount of $5,000 at
     September 30, 2001                                         $          546,650     $          295,000
   Accounts payable                                                        408,841                291,460
   Accrued expenses                                                        198,087                248,660
   Accrued compensation                                                     86,018                 72,760
   Current maturities of long-term debt and capital lease
     obligations                                                            12,806                 46,636
                                                                ------------------     ------------------
       Total current liabilities                                         1,252,402                954,516

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current
  maturities                                                                22,226                 35,032
                                                                ------------------     ------------------
TOTAL LIABILITIES                                                        1,274,628                989,548
                                                                ------------------     ------------------
COMMITMENTS AND CONTINGENCIES                                                  -                      -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - Series A, none; Series B,
      convertible, 27,000 shares at September 30, 2002
      and September 30, 2001.
      Liquidation preference $2,700,000                                  2,700,000              2,700,000
   Common stock, $.01 par value
      Authorized - 50,000,000 shares
      Issued - 20,419,062 shares at September 30, 2002
      and 17,121,362 shares at September 30, 2001                          204,191                171,214
   Additional paid-in capital                                           67,579,258             67,154,517
   Accumulated deficit                                                 (67,958,812)           (67,541,119)
   Treasury stock (22,500 common shares, at cost)                           (2,250)                (2,250)
                                                                ------------------     ------------------
       Total stockholders' equity                                        2,522,387              2,482,362
                                                                ------------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $        3,797,015     $        3,471,910
                                                                ==================     ==================


         The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years Ended September 30,
                                                                -----------------------------------------
                                                                       2002                   2001
                                                                ------------------     ------------------
REVENUES:
   Net patient service revenues                                 $        1,549,794     $        1,502,602
                                                                ------------------     ------------------
       Total revenues                                                    1,549,794              1,502,602
                                                                ------------------     ------------------
OPERATING EXPENSES:
   Cost of operations                                                    1,169,491              1,077,230
   Selling, general and administrative                                     498,030                509,805
   Goodwill impairment                                                      67,356                500,000
   Provision for bad debt and collection costs                              66,638                 23,523
                                                                ------------------     ------------------
       Total operating expenses                                          1,801,515              2,110,558
                                                                ------------------     ------------------
       Operating loss                                                     (251,721)              (607,956)

Interest expense                                                           (10,619)               (19,496)
                                                                ------------------     ------------------

   Loss from continuing operations                                        (262,340)              (627,452)
   Loss from operations of discontinued
   TDM business segment                                                   (155,353)              (191,135)
                                                                ------------------     ------------------
   Net loss                                                     $         (417,693)    $         (818,587)
                                                                ==================     ==================

Net loss per basic and diluted common share:
   Continuing operations                                        $            (0.01)    $            (0.04)
   Discontinued operations                                                   (0.01)                 (0.01)
                                                                ------------------     ------------------

   Net loss per basic and diluted common share                  $            (0.02)    $            (0.05)
                                                                ==================     ==================

Weighted average number of common shares outstanding,
   basic and diluted                                                    17,171,140             17,054,092
                                                                ==================     ==================


         The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock                                  Treasury Stock
                              Preferred Stock        $0.01 Par Value                                $0.01 Par Value
                           ---------------------   -------------------  Additional                 ------------------     Total
                            Number                  Number               Paid-in      Accumulated   Number             Stockholders'
                           of Shares    Amount     of Shares    Amount   Capital        Deficit    of Shares   Amount     Equity
                           ---------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000   27,000  $2,700,000   16,434,71  $164,347  $67,081,568  $(66,722,532)    22,500  $(2,250)  $3,221,133

Exercise of warrants issued
in connection with bridge
financing                        -           -        68,750       688       13,062           -          -        -         13,750

Exercise of warrants issued
in connection with Oxis
Agreement                        -           -       617,898     6,179       47,887           -          -        -         54,066

Fair value of warrants issued
in connection with bridge
financing                        -           -           -         -         12,000           -          -        -         12,000

Net loss                         -           -           -         -            -        (818,587)       -        -       (818,587)
                           ---------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001   27,000   2,700,000  17,121,362   171,214   67,154,517   (67,541,119)    22,500   (2,250)   2,482,362

Fair value of warrants issued
in connection MCM financing      -           -           -         -          6,700           -          -        -          6,700

Fair value of warrants issued
in connection with line of
credit agreement                 -           -           -         -         41,350           -          -        -         41,350

Exercise of warrants issued
in connection with bridge
financing                        -           -        38,500       385        7,315           -          -        -          7,700

Exercise of Series A warrants    -           -     2,172,800    21,728      217,280           -          -        -        239,008

Exercise of Series B warrants    -           -     1,086,400    10,864      152,096           -          -        -        162,960

Net loss                         -           -           -         -            -        (417,693)       -        -       (417,693)
                           ---------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002   27,000  $2,700,000  20,419,062  $204,191  $67,579,258  $(67,958,812)    22,500  $(2,250)  $2,522,387
                           =========================================================================================================


                           The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended September 30,
                                                                -----------------------------------------
                                                                       2002                   2001
                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                                     $         (417,693)    $         (818,587)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Amortization of financing discounts                                   10,651                  7,000
      Depreciation and amortization                                        243,961                288,514
      Impairment of Goodwill                                                67,356                500,000
      Changes in operating assets and liabilities:
         Accounts receivable, net                                          123,560                (74,886)
         Inventories                                                        71,338               (112,747)
         Other current assets                                               (1,624)                 3,187
         Accounts payable and accrued expenses                             244,388               (232,748)
                                                                ------------------     ------------------
            Net cash provided by (used in) operating activities            341,937               (440,267)
                                                                ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Deferred acquisition costs                                             (189,463)                   -
   Loans to MCM                                                           (350,000)                   -
   Purchase of equipment, furniture and leasehold improvements                 -                  (26,129)
                                                                ------------------     ------------------
            Net cash used in investing activities                         (539,463)               (26,129)
                                                                ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                                  409,668                 13,750
   Proceeds from issuance of debt and warrants                             250,000                300,000
   Repayment of debt and capital lease obligations                         (46,636)              (107,576)
                                                                ------------------     ------------------
            Net cash provided by financing activities                      613,032                206,174
                                                                ------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       415,506               (260,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                89,776                349,998
                                                                ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $          505,282     $           89,776
                                                                ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest during the period                     $           55,119     $           45,108
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

(NOTE A) - Business and Basis of Presentation
---------------------------------------------

     Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays (the "TDM Business"). Subsequent to September 30, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment and made an investment in MCM, (see Note J). In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that provides various services, including x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company continues to own and operate Strax.


(NOTE B) - Summary of Significant Accounting Policies
-----------------------------------------------------

     [1]  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     [2]  Revenue recognition

     The breast imaging center recognizes revenue as services are provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMOs and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments are recorded as contractual allowances in determining net patient service revenue during the period that the services are provided.

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

     Asset Classification                           Useful Lives
     --------------------                           ------------
     Medical equipment                              5-8 years
     Office furniture and equipment                 3-5 years
     Leasehold improvements                         Term of lease

     [6]  Goodwill and other intangibles

     At September 30, 2001, goodwill results from the excess of cost over the fair value of net assets acquired related to the Opus Diagnostics business and to The Strax Institute. Other intangibles include trademarks, technical know how and distributor agreements. Goodwill and other intangibles are amortized on a straight-line basis over twenty years. The Company periodically reviews the carrying amount of goodwill and other intangibles to determine whether an impairment has been incurred based on undiscounted future cash flows.

     Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the Company has determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets has necessitated a write-down of $67,356 of goodwill of the Strax Institute in 2002 and $500,000 in 2001.

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

     [10] Financial instruments

     The carrying amounts of cash and cash equivalents, notes and accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of those instruments. The Company estimates that the carrying values of notes payable, current maturities of long-term debt and long-term debt approximate fair value as the notes and loans bear interest at current market rates.

     [11] Recent pronouncements

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company will adopt SFAS 142 in the first quarter of fiscal 2003.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

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

     Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management's expectations. For the year ended September 30, 2001, two customers accounted for 14% and 12% of total revenue. There were no significant customers during fiscal year 2002.

(NOTE C) - Inventory
--------------------

     Inventories consist of the following:

                               SEPTEMBER 30,   SEPTEMBER 30,
                                   2002            2001
                                   ----            ----
          Raw Materials          $       -       $ 166,340

          Finished goods                 -         230,090
                                 ---------       ---------
                                 $       -       $ 396,430
                                 =========       =========


(NOTE D) - Notes Payable and Line of Credit
-------------------------------------------

Bridge loan Financing
---------------------

     During 2001, the Company completed a short term bridge loan of $300,000, through the issuance of loan notes bearing interest at 11% together with warrants to purchase common stock of the Company. Of the total proceeds, $250,000 of loans were from various officers and directors of the Company. The $300,000 bridge loan notes were due for repayment on February 28, 2002, which was extended to October 31, 2002. On October 10, 2002, the Company repaid the bridge loan holders the $300,000 plus accrued interest. The fair value of warrants issued in connection with the bridge loan amounting to $12,000 was reflected as a discount to the face value of the bridge loan. The notes were collateralized by substantially all assets of the Company.

MCM Financing
-------------

     During 2002, the Company obtained a short-term loan in the principal amount of $250,000, with interest at prime (4.25% at September 30, 2002) plus 3% per annum and due on September 30, 2003 (the "Company Loan"). All $250,000 of the loan proceeds were from officers and employees of the Company as well as related family members. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after 6 months at $0.09 per share for a period of five years. The fair market value of the warrant on the date of grant was determined to be $6,700, which is being amortized over the term of the related debt. The proceeds of the Company Loan together with an additional $100,000 of working capital were used to fund a loan to MCM totaling $350,000 as of September 30, 2002. The $350,000 loan to MCM is at prime plus 2% per annum and was converted to equity upon the acquisition of the interest in MCM in December 2002. The Company loan plus accrued interest was repaid from the proceeds of the Opus sale in October 2002.

Line of Credit
--------------

     During 2002, the Company entered into a $500,000 line of credit agreement with a shareholder of the Company that expires on March 12, 2004. Borrowings under the line bear interest at 11%. There were no borrowings outstanding under the line at September 30, 2002.

     In connection with the agreement, the Company issued to the shareholder warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.11. The warrant is exercisable immediately and expires in September 2007. These warrants were determined to have a market value of $41,350 which is being amortized over the term of the related debt agreement.

(NOTE E) - Capital Lease Obligations
------------------------------------

     Capital lease obligations at September 30, 2002 and 2001 consisted of the following:

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2002             2001
                                                                  ----             ----
Various capital leases, secured by the respective medical
equipment, interest rates ranging from 10.0% - 12.7%,
monthly payments of principal and interest ranging from
$1,720 to $3,700, maturities ranging from November 2002 to
October 2004.                                                   $ 35,032         $ 81,668

Less:  current maturities                                         12,806           46,636
                                                                --------         --------
                                                                $ 22,226         $ 35,032
                                                                ========         ========


     Future lease payments under capital leases are as follows:

                             Fiscal Year
                             2003                             19,472

                             2004                             19,472

                             2005                              6,490
                                                             -------

          Total minimum lease payments                        45,434

          Less amount representing interest                   10,402
                                                             -------
          Present value of capital lease obligations         $35,032
                                                             =======


     Included in property and equipment is leased equipment having a net book value at September 30, 2002 and 2001 of approximately $21,500 and $101,000, respectively.


(NOTE F) - Income Taxes
-----------------------

     At September 30, 2002 and 2001, the Company had a deferred tax asset totaling approximately $18,192,000 and $18,042,000 respectively, due primarily to net operating loss carryovers. A valuation allowance was recorded in 2002 and 2001 for the full amount of this asset due to uncertainty as to the realization of the benefit.

     At September 30, 2002 the Company had available net operating loss carryforwards for tax purposes, expiring through 2022 of approximately $53,233,000. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

     The following table reconciles the tax provision per the accompanying consolidated statements of operations with the expected provision obtained by applying statutory tax rates to the loss from continuing operations:

                                                      Year Ended September 30,
                                                        2002           2001
                                                        ----           ----
          Loss from continuing operations:           $ (256,689)    $ (818,587)
                                                     ==========     ==========
          Expected tax (benefit) at 34%              $ ( 87,274)    $ (278,320)

          Adjustment due to
            increase in valuation reserve                87,274        278,320
                                                     ----------     ----------
          Tax benefit (expense) per
            financial statements                     $    -         $    -
                                                     ==========     ==========

(NOTE G) - Commitments and Contingencies
----------------------------------------

     [1]  Operating leases

     The Company leases facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all operating leases totaled approximately $215,000 and $208,000 for the years ended September 30, 2002 and 2001, respectively.


     Future minimum rental commitments under operating leases are as follows:


                Fiscal Year                Amount
          ----------------------------------------------
                    2003                  215,000

                    2004                   95,000

                    2005                   42,000
                                        ---------
                   Total                $ 352,000
                                        =========


     [2]  Legal proceedings

     On October 19, 1998, the Company filed a complaint against Eric T. Shebar, M.D. ("Shebar"), the former Chief Operating Officer and Medical Director for the Company's motor vehicle accident rehabilitation ("MVA") business, and MVA Center for Rehabilitation, Inc. ("MVA, Inc.") whereby the Company alleged breach of contract and certain misrepresentations and sought damages in an amount to be determined at trial. The Company filed a preliminary injunction to reach and apply a secured promissory note to MVA, Inc. against damages sought from Shebar and to enjoin against any remedies upon default of the Note. The ruling on the injunction was denied. Consequently, the final Note payment of $347,000 was paid as part of the sale of the MVA. The new Caprius management negotiated a settlement agreement between the Company and Eric T. Shebar, M.D. that was entered into on December 27, 1999, wherein the Company agreed to pay $60,000 immediately and a further $20,000 over the next two years. Upon the initial payment, the Company was released from all claims and actions relating to this matter. As of September 30, 2001, the Company had a liability of $10,000 included in accrued expenses in the accompanying consolidated balance sheets relating to this matter. This liability was repaid in full during 2002.

     In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County, and the other was brought as a derivative action in Federal District Court in New Jersey. The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Court also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered Plaintiff's complaint, denying liability and asserting affirmative defenses. The parties are currently engaged in written discovery. No depositions have been taken. A potential outcome cannot be determined by management, accordingly no amounts have been accrued as of September 30, 2002.

     In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint. The parties agreed to extend the Company's time to answer the complaint. A potential outcome cannot be determined by management, accordingly no amounts have been accrued as of September 30, 2002.

     In September 2002, BDC Corp., d/b/a BDC Consulting Corp, brought an action against the Company and Mr. George Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had planned to purchase MCM. The Company believes there is no merit to the plaintiff's claim. The parties have entered into discussions in an effort to resolve this litigation. Under the Companys purchase agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect of this proceeding. A potential outcome cannot be determined by management, accordingly no amounts have been accrued as of September 30, 2002.


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

     [2]  Warrants
          --------

     During the fiscal year ended September 30, 2002, the Company offered to the current warrant-holders a reduction in the exercise price of outstanding warrants. Exercise prices were reduced by 80%, not to be below an exercise price of $0.11 per share, during a set time period that expired on September 30, 2002. All warrants exercised during fiscal year 2002 were exercised during the reduction period.

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

     In connection with various bridge financing agreements entered into during fiscal year 2000, the Company issued warrants to purchase 368,500 shares of common stock at exercise prices ranging from $0.20 to $1.00 (see below). Warrants to purchase 68,750 shares at $0.20 per share were exercised in October 2000. Warrants to purchase 38,500 shares at $0.20 per share were exercised in September 2002. As of September 30, 2002, there were warrants outstanding to purchase 261,250 shares of common stock at an exercise price of $0.20 per share. These warrants expire at various dates through March 2005.

     In connection with the equity placement completed during fiscal year 2000, the Company issued 2,600,000 Series A warrants and 1,300,000 Series B warrants. Series A warrants to purchase 2,172,800 shares at $0.11 per share were exercised in September 2002. Series B warrants to purchase 1,086,400 shares at $0.15 per share were exercised in September 2002. As of September 30, 2002, there were Series A and B warrants outstanding to purchase 640,800 shares of common stock at exercise prices ranging from $0.50 to $0.75, with a weighted average exercise price of $0.58.

     In connection with MCM financing entered into during 2002, the Company issued warrants to purchase 250,000 shares of common stock at $0.09. The market value of the warrants issued was determined to be $6,700, which is being amortized over the life of the related debt. These warrants expire in September 2007.

     In connection with a legal settlement entered into during fiscal year 2000, the Company issued warrants to purchase 120,000 shares of common stock at $0.25. The market value of the warrants issued was determined. These warrants expire in August 2003.

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


     [4]  Stock options
          -------------

     The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. There were no options outstanding under this plan as of September 30, 2002 and 2001, respectively.

     During 2002, the Company adopted a stock option plan for both employees and non-employee directors. The employee and Directors stock option plan provides for the granting of options to purchase not more than 1,500,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any options will be determined by the option committee. The plan expires May 15, 2012. As of September 30, 2002, there were 50,000 options outstanding under the 2002 plan, exercisable at $.05 per share. During October 2002, the Company granted a total of 961,000 options to officers, directors, and employees under the 2002 plan. All options are exercisable at $0.15 per share vesting one third immediately and the balance equally over a two year period.

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

     Stock option transactions under the 1993 plans are as follows:

                                                                                  Weighted Average
                                                   Number of     Option Price      Exercise Price
                                                     Shares        Per Share         Per Share
                                                     ------        ---------         ---------
Balance, September 30, 2000                         915,500      $0.15 - $5.00         $0.52

Cancelled in 2001                                   (14,000)     $0.84 - $2.93          2.03
                                                    -------      -------------         -----

Balance, September 30, 2001                         901,500      $0.15 - $5.00         $0.45

Cancelled in 2002                                  (157,000)     $0.15 - $5.00          1.33
                                                    -------      -------------         -----

Balance, September 30, 2002                         744,500      $0.15 - $5.00         $0.26
                                                    =======      =============         =====


     Stock option transactions not covered under the option plans in the fiscal years 2001 and 2002 are as follows:

                                                                                  Weighted Average
                                                   Number of     Option Price      Exercise Price
                                                     Shares        Per Share         Per Share
                                                     ------        ---------         ---------

Balance, September 30, 2000                        1,096,032     $0.10 - $20.10        1.23

Cancelled in 2001                                    (42,171)    $7.90 - $17.50        9.62
                                                   ---------     --------------        -----

Balance, September 30, 2001 and 2002               1,053,861     $0.10 - $20.10        $0.89
                                                   =========     ==============        =====


                                                                   Range of          Weighted
                                                   Number of       Price Per       Average Price
Options exercisable at September 30, 2002            Shares          Share           Per Share
-----------------------------------------          ---------       ---------       -------------
Plan shares                                          727,833     $0.05 -  $5.00        $0.25
Non-plan shares                                    1,053,861     $0.10 - $20.10        $0.89

     The following table summarizes information about stock options outstanding at September 30, 2002:

                                           Outstanding Options
                            ------------------------------------------------
                                                 Weighted-
                                 Number           Average        Weighted-
         Range of            Outstanding at      Remaining        Average
         Exercise             September 30,     Contractual       Exercise
          Prices                  2002          Life (years)       Price
     -----------------------------------------------------------------------
      $0.10 - $0.25              815,000            7.2          $   0.15
        0.75-1.00              1,011,000            2.7              0.87
           2.93                   14,000            2.5              2.93
           5.00                    4,500            2.5              5.00
       15.80-20.10                 3,861            1.5             17.37
     -----------------------------------------------------------------------
      $0.10 - $20.10           1,848,361            4.7          $   0.62
     =======================================================================

                                           Exercisable Options
                            ------------------------------------------------
                                                 Weighted-
                                 Number           Average        Weighted-
         Range of            Outstanding at      Remaining        Average
         Exercise             September 30,     Contractual       Exercise
          Prices                  2002          Life (years)       Price
     -----------------------------------------------------------------------

       $0.10-$0.25               748,333            7.1          $   0.15
        0.75-1.00              1,011,000            2.7              0.87
           2.93                   14,000            2.5              2.93
           5.00                    4,500            2.5              5.00
       15.80-20.10                 3,861            3.0             17.37
     -----------------------------------------------------------------------
      $0.10 - $20.10           1,781,694            4.5          $   0.63
     =======================================================================


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting or Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in fiscal 2001 or 2002. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:


                                    Year Ended September 30,
                                      2002           2001
                                      ----           ----
Net loss:
   As reported                     $(417,693)     $(818,587)
   Pro forma                       $(505,917)     $(904,780)

Net loss per share:
   As reported                        $(0.02)        $(0.05)
   Pro forma                          $(0.03)        $(0.05)

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002: dividend yield of 0%; expected volatility of 0.80; risk free interest rates of 5.59%-7.78%; and an expected holding period of 10 years.

     The weighted-average grant-date fair value of options granted was $0.05 per share for the year ended September 30, 2002. The Company did not grant options during fiscal year 2001.


(NOTE I) - Industry Segments
----------------------------

     During the fiscal years ended September 30, 2002 and 2001, the Company operations were classified into two business segments: imaging and rehabilitation services and the therapeutic drug monitoring assay business (the "TDM Business").

     As described in Note J , the Company disposed of it's TDM business in October, 2002. Accordingly, the Company's continuing operations consisted of the imaging and rehabilitation services only. Operations related to the TDM business have been reclassified to discontinued operations for the years ended September 30, 2002 and 2001.


(NOTE J) - Subsequent events
----------------------------

Disposal of TDM business segment
--------------------------------

     Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Assets applicable to the TDM business segment net of liabilities assumed were segregated in the Company's balance sheet at September 30, 2002 and shown as net assets of the TDM business segment. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for fiscal years 2002 and 2001, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations.


     A summary of net assets of the TDM business segment at September 30, 2002 were as follows:

                                                  2002
                                               ----------
          Current assets                       $  638,609

          Property and equipment                   34,923

          Intangible assets                     2,001,937

          Liabilities                             164,322
                                               ----------
             Net assets                        $2,511,147
                                               ==========

     A summary of operations of the TDM business segment for the years ended September 30, 2002 and 2001 is as follows:

                                                  2002           2001
                                                  ----           ----
          Revenues                             $2,170,446     $2,043,488
          Operating Expenses                   $2,325,799     $2,234,623
                                               ----------     ----------
          Loss from Operations                  ($155,353)     ($191,135)
                                               ==========     ==========


Acquisition of majority interest in MCM Environmental Technologies, Inc.
------------------------------------------------------------------------

     On December 17, 2002, the Company completed the acquisition of 57.53% of the capital stock of MCM Environmental Technologies ("MCM"). The Company acquired its interest for a purchase price of $2.4 million. MCM is engaged in the medical infectious waste business. Upon closing, Caprius designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-set determination calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock. The acquisition was financed through proceeds from the sale of the TDM business. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity or restructured. Legal and other costs incurred in 2002 directly related to the acquisition totaled $189,463, and are included in deferred acquisition costs in the accompanying consolidated balance sheet as of September 30, 2002. These costs will be allocated to the purchase price of MCM. The acquisition will be accounted for using the purchase method of accounting under which the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values.