Form 10QSB
period 2002-12-31
CAPRIUS INC
filed 2003-02-19
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark one)

               [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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

                                       N/A
  ---------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at January 31, 2003
    Common Stock. Par value $0.01                    20,396,562 shares


                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I - FINANCIAL INFORMATION

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


           Consolidated Balance Sheets - December 31, 2002 and September 30, 2002         3

           Consolidated Statements of Operations - for the three months ended             4
                   December 31, 2002 and December 31, 2001

           Consolidated Statement of Stockholders' Equity -for the three months           5
           ended December 31, 2002

           Consolidated Statements of Cash Flows - for the three months ended             6
           December 31, 2002 and December 31, 2001

           Notes to Consolidated Financial Statements                                     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                         10

  ITEM 3.    CONTROLS & PROCEDURES                                                       13


PART II - OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS                                                           13

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                            14


SIGNATURES                                                                               15


                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                           December 31,    September 30,
                                                                                               2002             2002
                                                                                           ------------    -------------
ASSETS

Current Assets:
      Cash and cash equivalents, (including $600,000 of restricted funds held in escrow)   $  4,040,239    $    505,282
      Accounts receivable, net of reserve for bad debts of $19,086 and $13,000 at
           December 31, 2002 and September 30, 2002                                             383,753         141,731
      Inventories                                                                               194,700            --
      Other current assets                                                                       87,911           6,948
      Net assets of TDM business segment                                                           --         2,511,147
                                                                                           ------------    ------------
           Total current assets                                                               4,706,603       3,165,108
                                                                                           ------------    ------------

Property and Equipment:
      Medical equipment                                                                         314,318         314,318
      Office furniture and equipment                                                            497,576         193,469
      Leasehold improvements                                                                     18,373             950
                                                                                           ------------    ------------
                                                                                                830,267         508,737
      Less:  accumulated depreciation                                                           582,771         478,136
                                                                                           ------------    ------------
           Net property and equipment                                                           247,496          30,601
                                                                                           ------------    ------------

Other Assets:
      Note receivable                                                                              --           350,000
      Deferred financing cost, net of accumulated amortization of $9,204 and $2,301 at
           December 31, 2002 and September 30, 2002                                              35,496          39,049
      Deferred acquisition costs                                                                   --           189,463
      Goodwill                                                                                1,777,010            --
      Other                                                                                      43,215          22,794
                                                                                           ------------    ------------
           Total other assets                                                                 1,855,721         601,306

                                                                                           ------------    ------------
Total Assets                                                                               $  6,809,820    $  3,797,015
                                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Notes payable, net of unamortized discount of $5,000 at
           September 30, 2002                                                              $       --      $    546,650
      Accounts payable                                                                        1,199,996         408,841
      Accrued expenses                                                                          807,858         198,087
      Accrued compensation                                                                      223,720          86,018
      Current maturities of long-term debt and capital lease obligations                         13,546          12,806
                                                                                           ------------    ------------
           Total current liabilities                                                          2,245,120       1,252,402

Long-term Debt and Capital Lease Obligations, net of current maturities                          17,588          22,226

                                                                                           ------------    ------------

Total Liabilities                                                                             2,262,708       1,274,628
                                                                                           ------------    ------------

Minority Interest in MCM                                                                        315,714            --
                                                                                           ------------    ------------

Commitments and contingencies                                                                      --              --

Stockholders' Equity:
      Preferred stock, $.01 par value
           Authorized - 1,000,000 shares
           Issued and outstanding - Series A, none; Series B, convertible,
           27,000 shares at December 31, 2002 and September 30, 2002
           Liquidation preference $2,700,000                                                  2,700,000       2,700,000
      Common stock, $.01 par value
           Authorized - 50,000,000 shares
           Issued - 20,419,062 shares at December 31, 2002
           and at September 30, 2002                                                            204,191         204,191
      Additional paid-in capital                                                             67,579,258      67,579,258
      Accumulated deficit                                                                   (66,249,801)    (67,958,812)
      Treasury stock (22,500 common shares, at cost)                                             (2,250)         (2,250)
                                                                                           ------------    ------------
           Total stockholders' equity                                                         4,231,398       2,522,387
                                                                                           ------------    ------------
 Total Liabilities and Stockholders' Equity                                                $  6,809,820    $  3,797,015
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

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the three months ended
                                                                    ----------------------------------------------------
                                                                       December 31, 2002           December 31, 2001
                                                                    ------------------------    ------------------------

Revenues:
      Net patient service revenues                                                $ 419,987                   $ 442,418
      Product sales and rental revenues                                             134,901                           -
      Consulting income                                                              12,500                           -
                                                                    ------------------------    ------------------------
           Total revenues                                                           567,389                     442,418
                                                                    ------------------------    ------------------------

Operating Expenses:
      Cost of patient service revenues                                              302,953                     227,019
      Cost of product sales and rental revenue                                      162,581                           -
      Research and development                                                       69,869                      41,790
      Selling, general and administrative                                         1,606,244                     567,473
      Provision for bad debt and collection costs                                     8,366                       9,549
                                                                    ------------------------    ------------------------
           Total operating expenses                                               2,150,013                     845,831
                                                                    ------------------------    ------------------------

           Operating loss                                                        (1,582,625)                   (403,413)

Interest income (expense)                                                             3,696                     (14,363)
                                                                    ------------------------    ------------------------

      Loss from continuing operations                                            (1,578,929)                   (417,776)
      Income from operations of discontinued TDM business
      segment (including gain on disposal of $3,050,350 in 2002)                  3,123,748                     352,585
                                                                    ------------------------    ------------------------

      Net income (loss) before minority interest                                  1,544,819                     (65,191)

      Loss applicable to minority interest                                         (164,192)                          -
                                                                    ------------------------    ------------------------

      Income (loss)                                                             $ 1,709,011                   $ (65,191)
                                                                    ========================    ========================

Net income (loss) per basic and diluted common share:
      Continuing operations                                                         $ (0.07)                    $ (0.02)
      Discontinued operations                                                          0.15                        0.02
                                                                    ------------------------    ------------------------

Net income (loss) per basic and diluted common share                                 $ 0.08                     $ (0.00)
                                                                    ========================    ========================

Weighted average number of common shares outstanding,
      basic and diluted                                                          20,396,562                  17,098,862
                                                                    ========================    ========================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock                                  Treasury Stock
                               Preferred Stock       $0.01 Par Value                                $0.01 Par Value
                            ---------------------  -------------------   Additional                ------------------    Total
                             Number                 Number                Paid-in     Accumulated   Number            Stockholders'
                            of Shares    Amount    of Shares    Amount    Capital       Deficit    of Shares  Amount     Equity
                            -------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002   27,000  $ 2,700,000  20,419,062 $ 204,191 $ 67,579,258 $(67,958,812)  22,500   $(2,250) $ 2,522,387

Net income                       -            -           -         -            -     1,709,011       -         -      1,709,011
                            -------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002    27,000  $ 2,700,000  20,419,062 $ 204,191 $ 67,579,258 $(66,249,801)  22,500   $(2,250) $ 4,231,398
                            =======================================================================================================


                  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended December 31,
                                                                                      2002                  2001
                                                                                 -------------           -----------
Cash Flows from Operating Activities:

     Net income (loss)                                                            $ 1,709,011             $ (65,191)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Minority interest in loss of MCM                                            (164,192)                    -
         Gain on sale of TDM business                                              (3,123,748)                    -
         Amortization of discount on bridge financing                                   6,903                 3,000
         Depreciation and amortization                                                 25,484                68,986
         Changes in operating assets and liabilities:
              Accounts receivable, net                                               (190,937)               51,347
              Inventories                                                             131,093                34,042
              Other assets                                                            (88,036)               22,000
              Accounts payable and accrued expenses                                    61,615                (1,396)
                                                                                 -------------           -----------
                   Net cash provided by (used in) operating activities             (1,632,807)              112,788
                                                                                 -------------           -----------

Cash Flows from Investing Activities:

     Proceeds from sale of TDM business                                             6,000,000                     -
     Acquisition of MCM, net of cash acquired                                         (63,338)                    -
     Loans to MCM                                                                    (215,000)                    -
                                                                                 -------------           -----------
                   Net cash provided by investing activities                        5,721,662                     -
                                                                                 -------------           -----------

Cash Flows from Financing Activities:

     Repayment of debt and capital lease obligations                                 (553,898)              (21,091)
                                                                                 -------------           -----------
                   Net cash used in financing activities                             (553,898)              (21,091)
                                                                                 -------------           -----------

Net increase in cash and cash equivalents                                           3,534,957                91,697

Cash and cash equivalents, beginning of period                                        505,282                89,776
                                                                                 -------------           -----------

Cash and cash equivalents, end of period                                          $ 4,040,239             $ 181,473
                                                                                 =============            ==========


Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest during the period                                         $ 6,666              $ 14,761
                                                                                 =============            ==========


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

         The accompanying consolidated financial statements do not contain all of the disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-KSB for the fiscal year ended September 30, 2002.


NOTE 2 - THE COMPANY
--------------------

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. The Company continues to own and operate a comprehensive imaging center located in Lauderhill, Florida.. In the first quarter of Fiscal 2003, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM").

         On October 9, 2002, Opus sold the assets of its TDM Business to Seradyn, Inc., a Delaware corporation ("Seradyn"), pursuant to a Purchase and Sale Agreement among Opus, Caprius, and Seradyn for a purchase price of $6,000,000, subject to adjustment, and entered into a Royalty Agreement and a Consulting Agreement. The sale of the TDM Business has been reflected as discontinued operations in the Company's consolidated financial statements.

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. Upon closing, Caprius' designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius provided MCM with loans totaling $565,000 which loans were repaid upon closing by a reduction in the cash portion of the purchase price. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-determined methodology calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

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

NOTE 3 - INDUSTRY SEGMENTS
--------------------------

         The Company operations are classified into two business segments: imaging and rehabilitation services and the medical waste disposal business (the "MCM Business").

         The following table shows sales, net loss and other unaudited financial information by industry segment:

                                                              Imaging and
                                                              Rehabilitation       MCM
                                               Corporate         Services       Business      Consolidated
                                             --------------- --------------- -------------- ---------------
Three months ended December 31, 2002

Revenues                                           $12,500        $419,988       $134,901        $567,389
                                                   ========       =========      =========       ========
Net loss from continuing operations            $(1,352,864)        $(2,751)     $(222,414)    $(1,578,029)
                                              =============        ========     ==========   ============
Identifiable assets at December 31, 2002        $4,468,490        $294,315     $2,047,015      $6,809,820
                                                ===========       =========    ===========     ==========

Three months ended December 31, 2001

Revenues                                                $0        $442,418             $0        $442,418
                                                        ===       =========            ===       ========
Net loss from continuing operations              $(419,213)         $1,437             $0       $(417,776)
                                                 ==========         =======            ===      ==========
Identifiable assets at December 31, 2001        $2,930,764        $456,468             $0      $3,387,232
                                                ===========       =========            ===     ==========


NOTE 4 - LITIGATION
-------------------

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints (refer to Part II, Item 1 for further explanation) allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County, and the other was brought as a derivative action in Federal District Court in New Jersey. The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint (refer to Part II, Item 1 for further explanation) seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. The Company plans to vigorously contest the allegations in the complaint.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had planned to purchase MCM. See Item I of this report for information regarding the Company's investment in MCM. The Company believes there is no merit to the plaintiff's claim (see Part II, Item 1 for further explanation).

NOTE 5 - ACQUISITION OF MCM
---------------------------

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. The Company's consolidated financial statements include MCM's results of operations from December 17, 2002. In June 2002, the Company and MCM had signed a Letter of Intent to enter into an agreement whereby the Company would have the right to acquire 51% of the outstanding stock on a fully diluted basis of MCM. Concurrent with the signing of the Letter of Intent, Caprius provided MCM with a loan totaling $245,000. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price.

         The Company accounted for the acquisition as a purchase using the accounting standards established in Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The accounting rules require that the goodwill arising from the purchase method of accounting not be amortized however it must be tested for impairment at least annually.

         The purchase price has been allocated to net assets acquired based on the preliminary estimate of their fair values. The excess of the purchase price over net assets acquired has been allocated to goodwill and other intangibles for approximately $1,777,010. Additional adjustments to the purchase price allocations may still be required.

         The unaudited pro forma combined results of operations of the Company and the MCM business acquired in December for the three month periods ended December 31, 2002 and 2001, assuming that the transaction had occurred on October 1, 2001 and after giving effect to certain pro forma adjustments are as follows:


Three months ended December 31,              2002                    2001
--------------------------------------------------------------------------
Revenues                             $    808,471              $  526,978
                                     ------------              ----------

Loss from operations                 $ (1,602,818)              $(776,083)
                                     ------------              ----------

Net income (loss)                    $ 1,524,254               $ (353,301)
                                     ============              ==========

Net income (loss) per basic
  and diluted common share           $       0.07              $    (0.02)
                                     ============              ==========



NOTE 6 - DISPOSAL OF TDM BUSINESS SEGMENT
-----------------------------------------

         Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for the three months ended December 31, 2002 and 2001, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations. The gain on disposal of $3,050,350 is net of applicable taxes totaling $325,000.

A summary of net assets of the TDM business segment at September 30, 2002 were as follows:

                                                        2002
                                                 -----------------
        Current assets                                   $638,609
        Property and equipment                             34,923
        Intangible assets                               2,001,937
        Liabilities                                       164,322
                                                 -----------------
             Net assets                                $2,511,147
                                                 =================


         A summary of operations of the TDM business segment for the periods ended December 31, 2002 and 2001 is as follows:


                                                 2002                 2001

        Revenues                                $96,698             $475,353
        Operating Expenses                      23,300              541,981
                                                -------             -------
        Income (loss) from Operations           $73,398            ($66,628)
                                           =============      ===============



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As more fully described in the 10-KSB of September 30, 2002, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated balance sheet as of the three months ended December 31, 2002 and consolidated statements of operations for the three months ended December 31, 2001 have been restated to reflect the TDM business as discontinued operations.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

         Net patient service revenue at Strax totaled $419,987 for the three months ended December 31, 2002 versus $442,418 for the three months ended December 31, 2001. Cost of service operations totaled $302,953 for the three months ended December 31, 2002 versus $227,019 for the three months ended December 31, 2001. The increase reflects the continuing efforts at Strax to change its mix of procedures at a time when reimbursement rates from healthcare providers have decreased.

         Selling, general and administrative expenses totaled $1,606,244 for the three months ended December 31, 2002 versus $567,473 for the three months ended December 31, 2001. The increase reflects costs related to the acquisition of MCM, performance and salary adjustments to employees as well as increased legal and insurance fees.

         MCM product sales and rental revenues totaled $134,901 for the period commencing December 17, 2002 through December 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

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

         During September 2002, warrant holders representing 3,297,700 shares of Common Stock took the opportunity to exercise their warrants in the Company's warrant price reduction program. The Company had offered holders of warrants to purchase 4,319,750 shares of Common Stock, the opportunity to exercise such warrants at a reduced exercise price for a period of 14 days during September 2002. The reduced exercise price for each of the outstanding warrants was equal to 20% of its present exercise price, but not less than $0.11 per share. As a result, the Company raised an aggregate of $409,668 and also substantially reduced the number of its outstanding warrants. The Company used the proceeds for general working capital purposes.

         Also during September 2002, the Company entered into a short-term line of credit arrangement with one of its board members, Shrikant Mehta, whereby Mr. Mehta agreed to extend a $500,000 line of credit to the Company for up to 18 months, expiring March 2004. This line of credit can be utilized for working capital needs as determined by the Company and agreed with by Mr. Mehta. Interest would be paid at a rate of 11% per annum on monies drawn down. In return for the provision of the short-term line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock, exercisable at $0.11 per share for a period of five years. The Company has not drawn down on this line of credit.

         During June 2002, the Company obtained a short-term loan from officers and employees of the Company as well as related family members in the principal amount of $250,000, with interest at prime plus 3% per annum and due on September 30, 2003. The proceeds of the short-term loan were used to fund an initial loan to MCM (the "MCM Loan") totaling $250,000. Subsequent to the initial loan to MCM, further funds were advanced to MCM in September, October and December 2002 in the amounts of $100,000, $200,000 and $15,000 respectively. The MCM Loan, together with subsequent fundings, was secured by MCM's intellectual properties, bore interest at the rate of prime plus 2% per annum, and was to be due on June 10, 2003, subject to conversion to equity of MCM upon the consummation of the Company's investment in MCM. Upon the acquisition of the interest in MCM, loans totaling $565,000 were converted into equity in MCM. On October 10, 2002, the holders of the short-term loan were repaid an aggregate of $250,000 plus accrued interest. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after six months at $0.09 per share for a period of five years.

         During February and March 2001, the Company completed a short-term bridge loan of $300,000 through the issuance of loan notes due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products. The $300,000 bridge loan notes were secured by the assets of Strax and were due for repayment on February 28, 2002. The bridge loan holders agreed to extend the repayment date to October 31, 2002 and continued to receive interest at the rate of 11%. On October 10, 2002, the Company repaid the bridge loan holders in an aggregate of $300,000 plus accrued interest.

         The Company continues in its efforts to secure the sale of the Strax Institute.

         Net cash used in operations for the three months ended December 31, 2002 amounted to $1,632,807. Net cash flows provided by investing activities for the three months ended December 31, 2002 amounted to $5,721,662.

         The Company will continue its efforts to seek additional funds through funding options, including banking facilities, equipment financing and government-funded grants in order to provide capital for future expansion. There can be no assurance that such funding initiatives will be successful.

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

         2. Goodwill and other intangibles
                 Goodwill and other intangibles associated with the MCM acquisition will be subject to an annual assessment for impairment by applying a fair-value based test. The valuation will be based upon estimates of future income of the reporting unit and estimates of the market value of the unit.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FSAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reporting results. SFAS No. 148 will be effective for the Company in the third quarter of fiscal 2003. The Company is currently evaluating the impact of adoption of SFAS No. 148 and has not yet determined the effect, if any, such adoption would have on the results of operations or financial position.

         In November 2002, the Emerging Issues Task Force (EITD) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

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

ITEM 3.  CONTROLS & Procedures

          The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2002 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002 the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


PART II:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County, and the other was brought as a derivative action in Federal District Court in New Jersey. The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Court also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses. The parties are currently engaged in written discovery. No depositions have been taken. Since January 1, 2003, motions have been made on behalf of the Company and Messrs. Aaron and Joels to dismiss both the derivative action pending in the Federal District Court in New Jersey and the individual action brought by Mr. Nelson in the Superior Court of New Jersey, Bergen County. These motions are presently pending before the respective courts.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint. Since January 1, 2003 an order was entered in the Federal District Court in New Jersey consolidating the derivative action and the class action. The order further provides that the time for the defendants to answer or otherwise move with respect to the complaint in the class action is extended. The order also provides that all discovery in the consolidated actions is stayed pending resolution of the motions to dismiss.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         99.1     Certification of George Aaron, President and Executive Officer
         99.2     Certification of Jonathan Joels, Chief Financial Officer

(b)      Reports on Form 8-K

         1) The Company filed a current report on Form 8-K to report that on October 9, 2002, its wholly owned subsidiary, Opus Diagnostics, Inc., sold the assets of its TDM Business to Seradyn, Inc. pursuant to a Purchase and Sale Agreement.

         2) The Company filed a current report on Form 8-K to report that on December 17, 2002, the Company completed its acquisition of 33,191 shares of Series A Preferred Stock of MCM Environmental Technologies, Inc. ("MCM"), representing 57.53% of the voting stock of MCM for a purchase price of $2.4 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Caprius, Inc.
                                             (Registrant)



Date: February 18, 2003                      /s/George Aaron
                                             -----------------
                                             George Aaron
                                             President & Chief Executive Officer



Date: February 18, 2003                      /s/Jonathan Joels
                                             ---------------------
                                             Jonathan Joels
                                             Chief Financial Officer