Form 10QSB
period 2003-03-31
CAPRIUS INC
filed 2003-05-15
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

            [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

                                       N/A
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

           Class                                   Outstanding at April 30, 2003
Common Stock. Par value $0.01                            20,396,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets - March 31, 2003 and
           September 30, 2002                                                 3

           Consolidated Statements of Operations - for the
           three months and six months ended March 31, 2003 and 2002          4

           Consolidated Statement of Stockholders' Equity -
           for the six months ended March 31, 2003                            5

           Consolidated Statements of Cash Flows - for the
           six months ended March 31, 2003 and 2002                           6

           Notes to Consolidated Financial Statements                         7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               11

   ITEM 3. CONTROLS & PROCEDURES                                             14


PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                 14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15


SIGNATURES                                                                   16

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                March 31, 2003    September 30, 2002
                                                                --------------    ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents, (including $302,380 of
     restricted funds held in escrow)                           $    2,730,782     $      505,282
   Accounts receivable, net of reserve for bad debts
     of $19,086 and $13,000 at March 31, 2003 and
     September 30, 2002                                                385,906            141,731
   Inventories                                                         359,101                -
   Other current assets                                                 90,916              6,948
   Net assets of TDM business segment                                      -            2,511,147
                                                                --------------     --------------
      Total current assets                                           3,566,705          3,165,108
                                                                --------------     --------------

PROPERTY AND EQUIPMENT:
   Medical equipment                                                   314,318            314,318
   Office furniture and equipment                                      504,274            193,469
   Leasehold improvements                                               18,373                950
                                                                --------------     --------------
                                                                       836,965            508,737
   Less: accumulated depreciation                                      606,302            478,136
                                                                --------------     --------------
      Net property and equipment                                       230,663             30,601
                                                                --------------     --------------

OTHER ASSETS:
   Note receivable                                                         -              350,000
   Deferred financing cost, net of accumulated
     amortization of $16,107 and $2,301 at
     March 31, 2003 and September 30, 2002                              25,243             39,049
   Deferred acquisition costs                                              -              189,463
   Goodwill                                                          1,777,010                -
   Other                                                               322,794             22,794
                                                                --------------     --------------
      Total other assets                                             2,125,047            601,306
                                                                --------------     --------------
TOTAL ASSETS                                                    $    5,922,415     $    3,797,015
                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount of
      $5,000 at September 30, 2002                              $          -       $      546,650
   Accounts payable                                                  1,221,027            408,841
   Accrued expenses                                                    730,834            198,087
   Accrued compensation                                                177,134             86,018
   Current maturities of long-term debt and capital
      lease obligations                                                 14,328             12,806
                                                                --------------     --------------
      Total current liabilities                                      2,143,323          1,252,402

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   net of current maturities                                            13,602             22,226
                                                                --------------     --------------

TOTAL LIABILITIES                                                    2,156,925          1,274,628
                                                                --------------     --------------

MINORITY INTEREST IN MCM                                               234,230                -
                                                                --------------     --------------

COMMITMENTS AND CONTINGENCIES                                              -                  -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - Series A, none; Series B,
      convertible, 27,000 shares at March 31, 2003 and
      September 30, 2002.
      Liquidation preference $2,700,000                              2,700,000          2,700,000
   Common stock, $.01 par value
      Authorized - 50,000,000 shares
      Issued - 20,419,062 shares at March 31, 2003
      and at September 30, 2002                                        204,191            204,191
   Additional paid-in capital                                       67,579,258         67,579,258
   Accumulated deficit                                             (66,949,939)       (67,958,812)
   Treasury stock (22,500 common shares, at cost)                       (2,250)            (2,250)
                                                                --------------     --------------
      Total stockholders' equity                                     3,531,260          2,522,387
                                                                --------------     --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    5,922,415     $    3,797,015
                                                                ==============     ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended       For the six months ended
                                                           ------------------------------  ------------------------------
                                                           March 31, 2003  March 31, 2002  March 31, 2003  March 31, 2002
                                                           --------------  --------------  --------------  --------------
REVENUES:
   Net patient service revenues                             $    385,064    $    387,420    $    805,051    $    829,838
   Product sales and rental revenues                             197,841             -           332,743             -
   Consulting income                                              12,500             -            25,000             -
                                                            ------------    ------------    ------------    ------------
      Total revenues                                             595,405         387,420       1,162,794         829,838
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Cost of patient service revenues                              163,756         205,518         466,709         432,537
   Cost of product sales and rental revenue                      144,860             -           307,441             -
   Research and development                                       34,536             -           104,405             -
   Selling, general and administrative                         1,103,991         192,778       2,710,235         393,864
   Provision for bad debt and collection costs                     9,440          13,102          17,807          22,651
                                                            ------------    ------------    ------------    ------------
      Total operating expenses                                 1,456,583         411,398       3,606,597         849,052
                                                            ------------    ------------    ------------    ------------

      Operating loss                                            (861,178)        (23,978)     (2,443,803)        (19,214)

Interest income (expense)                                         10,717          (2,740)         14,413          (6,068)
                                                            ------------    ------------    ------------    ------------

   Loss from continuing operations                              (850,461)        (26,718)     (2,429,390)        (25,282)
   Income (loss) from operations of discontinued
   TDM business segment (including gain on disposal
   of $3,123,748 in October 2002)                                 68,839          28,857       3,192,587         (37,770)
                                                            ------------    ------------    ------------    ------------

   Net income (loss) before minority interest                   (781,622)          2,139         763,197         (63,052)

   Loss applicable to minority interest                          (81,484)            -          (245,676)            -
                                                            ------------    ------------    ------------    ------------

   Net income (loss)                                        $   (700,138)   $      2,139    $  1,008,873    $    (63,052)
                                                            ============    ============    ============    ============

Net income (loss) per basic and diluted common share:

   Continuing operations                                    $      (0.04)   $      (0.00)   $      (0.11)   $      (0.00)
   Discontinued operations                                          0.01            0.00            0.16           (0.00)
                                                            ------------    ------------    ------------    ------------

   Net income (loss) per basic and diluted common share     $      (0.03)   $       0.00    $       0.05    $      (0.00)
                                                            ============    ============    ============    ============

Weighted average number of common shares outstanding,
   basic and diluted                                          20,396,562      17,098,862      20,396,562      17,098,862
                                                            ============    ============    ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock                                   Treasury Stock
                               Preferred Stock      $0.01 Par Value                                 $0.01 Par Value
                            --------------------  --------------------   Additional                -----------------      Total
                             Number                 Number                Paid-in     Accumulated   Number            Stockholders'
                            of Shares   Amount    of Shares    Amount     Capital       Deficit    of Shares  Amount     Equity
                            --------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002   27,000  $2,700,000  20,419,062  $204,191  $67,579,258  $(67,958,812)   22,500  $(2,250)  $2,522,387

Net income                       -           -           -         -            -       1,008,873       -        -      1,008,873
                            -------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003       27,000  $2,700,000  20,419,062  $204,191  $67,579,258  $(66,949,939)   22,500  $(2,250)  $3,531,260
                            =======================================================================================================


                          The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended March 31,
                                                                     2003          2002
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ 1,008,873   $   (63,052)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Minority interest in loss of MCM                              (245,676)          -
      Gain on sale of TDM business                                (3,123,748)          -
      Amortization of discount on bridge financing                    17,156         5,000
      Depreciation and amortization                                   49,015       130,621
      Changes in operating assets and liabilities:
         Accounts receivable, net                                   (193,090)      (61,846)
         Inventories                                                 (33,308)       68,951
         Other assets                                                222,682         3,701
         Accounts payable and accrued expenses                       (40,964)      (92,901)
                                                                 -----------   -----------
            Net cash used in operating activities                 (2,339,060)       (9,526)
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of TDM business (excluding
    restricted cash held in escrow of $600,000)                    5,400,000           -
   Acquisition of MCM, net of cash acquired
    (including loans to MCM)                                        (278,338)          -
                                                                 -----------   -----------
            Net cash provided by investing activities              5,121,662           -
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of debt and capital lease obligations                  (557,102)      (34,081)
                                                                 -----------   -----------
            Net cash used in financing activities                   (557,102)      (34,081)
                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               2,225,500       (43,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       505,282        89,776
                                                                 -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,730,782   $    46,169
                                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest during the period                      $     8,857   $    27,751
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

     In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that performs approximately 24,000 procedures per year comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. The Company continues in its efforts to secure the sale of Strax and is in active discussions with a third party.

NOTE 3 - STOCK OPTIONS
----------------------

     At March 31, 2003, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, and the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

     The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: dividend yield of 0%; expected volatility of 0.80; risk free interest rates of 5.59%-7.78%; and an expected holding period of 10 years.

     Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

                                    Three months ended March 31,     Six months ended March 31,
                                        2003            2002             2003           2002
                                    ------------    ------------     ------------   ------------
Net income (loss) as
reported                            $  (700,138)    $     2,139      $ 1,008,873    $   (63,052)

Add:
Stock-based employee
compensation expense
included in reported net income,
net of related tax effects                  -               -                -              -

Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax
effects                                 (27,846)        (21,996)         (55,691)       (43,992)
                                    ------------    ------------     ------------   ------------

Pro forma net income (loss)         $  (727,984)    $   (19,857)     $   953,182    $  (107,044)
                                    ============    ============     ============   ============

Basic and diluted income
(loss) per share

     As reported                    $     (0.03)    $     (0.00)     $      0.05    $      0.00
     Pro forma                      $     (0.04)    $     (0.00)     $      0.05    $     (0.01)

NOTE 4 - INDUSTRY SEGMENTS
--------------------------

     The Company operations are classified into two business segments: imaging and rehabilitation services and the medical waste disposal business (the "MCM Business").

     The following table shows sales, net loss and other unaudited financial information by industry segment:

                                                           Imaging and
                                             Corporate    Rehabilitation     MCM       Consolidated
                                                             Services      Business
                                            ------------  --------------  -----------  ------------
Three months ended March 31, 2003
---------------------------------
Revenues                                        $12,500      $385,064       $197,841      $595,405
Loss from continuing operations               ($691,187)     ($48,895)     ($110,379)    ($850,461)

Three months ended March 31, 2002
---------------------------------
Revenues                                              -      $387,420              -      $387,420
Loss from continuing operations                       -      ($26,718)             -      ($26,718)

Six months ended March 31, 2003
-------------------------------
Revenues                                        $25,000      $805,051       $332,743    $1,162,794
Loss from continuing operations             ($2,044,951)     ($51,646)     ($332,793)  ($2,429,390)
Identifiable assets at March 31, 2003        $2,152,700      $286,698     $3,483,017    $5,922,415

Six months ended March 31, 2002
-------------------------------
Revenues                                              -      $829,838              -    $  829,838
Loss from continuing operations                       -      ($25,282)             -      ($25,282)
Identifiable assets at March 31, 2002        $2,940,319      $346,557              -    $3,286,876


NOTE 5 - LITIGATION
-------------------

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

     In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint (refer to Part II, Item 1 for further explanation) seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. The Company is vigorously contesting the allegations in the complaint.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Note 6 of this report for information regarding the Company's investment in MCM. The Company believes there is no merit to the plaintiff's claim (see Part II, Item 1 for further explanation).

NOTE 6 - ACQUISITION OF MCM
---------------------------

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

     The unaudited pro forma combined results of operations of the Company and the MCM business acquired in December for the six month periods ended March 31, 2003 and 2002, assuming that the transaction had occurred on October 1, 2001 and after giving effect to certain pro forma adjustments are as follows:

     Six months ended March 31,                       2003            2002
     -------------------------------------------------------------------------
     Sales                                        $ 1,403,876     $ 1,206,100
                                                  ============    ============
     Loss from operations                         $(2,535,104)    $  (565,746)
                                                  ============    ============
     Net income (loss)                            $   948,056     $  (621,231)
                                                  ============    ============
     Net income (loss) per share basic and
     diluted common share                         $      0.05     $     (0.04)


NOTE 7 - DISPOSAL OF TDM BUSINESS SEGMENT
-----------------------------------------

     Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement as part of the sale, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for the six months ended March 31, 2003 and 2002, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations. The gain on disposal of $3,123,748 is net of applicable taxes totaling $325,000.

     A summary of net assets of the TDM business segment at September 30, 2002 were as follows:

                                                 2002
                                              ----------
          Current assets                      $  638,609
          Property and equipment                  34,923
          Intangible assets                    2,001,937
          Liabilities                            164,322
                                              ----------
               Net assets                     $2,511,147
                                              ==========

     A summary of operations of the TDM business segment for the six month period ended March 31, 2003 and 2002 is as follows:

                                            2003          2002
                                            ----          ----
    Revenues                               $96,698     $1,077,444

    Operating Expenses                      23,300      1,115,214
                                           -------     ----------
    Income (loss) from Operations          $73,398       ($37,770)
                                           =======     ==========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As more fully described in the 10-KSB of September 30, 2002, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated balance sheet as of the six months ended March 31, 2003 and consolidated statements of operations for the six months ended March 31, 2002 have been restated to reflect the TDM business as discontinued operations.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

     Net patient service revenue at Strax totaled $385,064 for the three months ended March 31, 2003, versus $387,420 for the three months ended March 31, 2002. Cost of service operations totaled $163,756 for the three months ended March 31, 2003 versus $205,518 for the three months ended March 31, 2002. The decrease reflects lower consulting expenses for the period.

     Selling, general and administrative expenses totaled $1,103,991 for the three months ended March 31, 2003 versus $192,778 for the three months ended March 31, 2002. The increase reflects costs related to the acquisition of MCM and the operation of MCM, as well as increased legal and insurance fees.

     MCM product sales and rental revenues totaled $197,841 for the three months ended March 31, 2003. There are no comparisons for prior periods as the Company commenced this business effective December 17, 2002.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------------------------------------------

     Net patient service revenue at Strax totaled $805,051 for the six months ended March 31, 2003, versus $829,838 for the six months ended March 31,2002. Cost of service operations totaled $466,709 for the six months ended March 31, 2003 versus $432,537 for the six months ended March 31, 2002. The increase reflects higher contractual allowances due to a decrease in reimbursement rates from healthcare providers.

     Selling, general and administrative expenses totaled $2,710,235 for the six months ended March 31, 2003 versus $393,864 for the six months ended March 31, 2002. The increase reflects costs related to the acquisition of MCM and the operation of MCM, performance and salary adjustments to employees as well as increased legal and insurance fees.

     MCM product sales and rental revenues totaled $332,743 for the six months ended March 31, 2003. There are no comparisons for prior periods as the Company commenced this business effective December 17, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     In October 2002, the Company's subsidiary, Opus, sold the assets of its TDM Business to Seradyn. The purchase price was $6,000,000, subject to adjustment. The Company has received a further payment of $54,970 from Seradyn as a post closing payment adjustment. $600,000 of the purchase price was deposited into an escrow account to be held for indemnity claims, of which $300,000 would be released after one year and the balance after two years. The Company used the net cash proceeds to pay down debts and liabilities, repayment of the short-term loan and, in December 2002, used $1,835,000 as part of the MCM purchase price. The balance of the funds is being used for general working capital purposes.

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

     The Company continues in its efforts to secure the sale of the Strax Institute and is in active discussions with a third party.

     Net cash used in operations for the six months ended March 31, 2003 amounted to $2,339,060. Net cash flows provided by investing activities for the six months ended March 31, 2003 amounted to $5,121,662.

     The Company will continue its efforts to examine and seek additional funds through funding options, including banking facilities, equity placements, and government-funded grants in order to provide capital for future expansion. Additionally, the Company is pursuing financing arrangements for the MCM SteriMed(R) units placed in the United States. There can be no assurance that such funding initiatives will be successful.

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

ITEM 3. CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of March 31, 2003 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003 the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Derivative Action also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses. The parties have exchanged written discovery in the State Court Action. No depositions have been taken. In January 2003, motions were made on behalf of the Company and Messrs. Aaron and Joels to dismiss both the Federal Derivative Action and the State Court Action. On April 25, 2003, the Court in the State Court Action denied the portion of the motion which sought dismissal of the breach of contract claim but granted the motion to dismiss with respect to the counts for fraud and misrepresentation and respondeat superior against the Company based upon such fraud, but gave the plaintiff leave to amend his complaint to replead with sufficient specificity the counts predicated upon alleged fraud. The Court has also ordered the parties to proceed with mediation in an attempt to resolve the dispute. The motion to dismiss the Federal Derivative Action is currently pending before the Federal Court. In addition, the plaintiff has filed a cross-motion to amend his complaint to add allegations of securities violations against George Aaron, Jonathan Joels, Shrikant Mehta and Sanjay Mody.

     In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint. Since January 1, 2003 an order was entered in the Federal District Court in New Jersey consolidating the derivative action and the class action. The order further provides that the time for the defendants to answer or otherwise move with respect to the complaint in the class action is extended. The order also provides that all discovery in the consolidated actions is stayed pending resolution of the motions to dismiss. On April 9, 2003, an amended complaint was filed in the purported class action naming an additional plaintiff.

     The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in these litigations, subject to review of the legal bills and compliance with applicable law.

     In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Item I of this report for information regarding the Company's investment in MCM. The Company believes there is no merit to the plaintiff's claim. On January 6, 2003, the Company answered the complaint. The parties have entered into discussions in an effort to resolve this litigation. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect of this proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

 (a) Exhibits
          99.1 Certification of George Aaron, President and Executive Officer
          99.2 Certification of Jonathan Joels, Chief Financial Officer

 (b) Reports on Form 8-K

     1) On March 3, 2003, the Company filed a current report on Form 8-K/A to provide the required financial information in response to parts (a) and (b) of Item 7 of the Company's Form 8-K filed on January 3, 2003, to report it completed its acquisition of 33,191 shares of Series A Preferred Stock of MCM Environmental Technologies, Inc., a Delaware Corporation ("MCM"), representing 57.53% of the voting stock of MCM.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Caprius, Inc.
                                         -------------
                                         (Registrant)


Date: May 14, 2003                       /s/ George Aaron
                                         ----------------------------
                                         George Aaron
                                         President & Chief Executive Officer



Date: May 14, 2003                       /s/ Jonathan Joels
                                         ----------------------------
                                         Jonathan Joels
                                         Chief Financial Officer