Form 10QSB
period 2003-06-30
CAPRIUS INC
filed 2003-08-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

               [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                       N/A
   -------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

           Class                                Outstanding at July 31, 2003
Common Stock. Par value $0.01                          20,396,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets - June 30, 2003 and                     3
           September 30, 2002

           Consolidated Statements of Operations - for the three month
           and nine months ended June 30, 2003 and 2002                        4

           Consolidated Statement of Stockholders' Equity -for the nine        5
           months ended June 30, 2003

           Consolidated Statements of Cash Flows - for the nine months         6
           ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements                          7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  11
           CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.  CONTROLS & PROCEDURES                                              14


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                  15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16


SIGNATURES                                                                    17

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                             June 30, 2003    September 30, 2002
                                                             -------------    ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents, (including $303,660
    of restricted funds held in escrow at June 30, 2003)      $  1,660,502       $    505,282
   Accounts receivable, net of reserve for bad debts
    of $19,000 and $13,000 at June 30, 2003 and
    September 30, 2002                                             397,624            141,731
   Inventories                                                     532,300                -
   Other current assets                                            122,745              6,948
   Net assets of TDM business segment                                  -            2,511,147
                                                              ------------       ------------
      Total current assets                                       2,713,171          3,165,108
                                                              ------------       ------------

PROPERTY AND EQUIPMENT:
   Medical equipment                                               314,318            314,318
   Office furniture and equipment                                  517,641            193,469
   Leasehold improvements                                           18,373                950
                                                              ------------       ------------
                                                                   850,332            508,737
   Less: accumulated depreciation                                  634,598            478,136
                                                              ------------       ------------
      Net property and equipment                                   215,734             30,601
                                                              ------------       ------------

OTHER ASSETS:
   Note receivable                                                     -              350,000
   Deferred financing cost, net of accumulated
    amortization of $23,010 and $2,301 at June 30, 2003
    and September 30, 2002                                          18,340             39,049
   Deferred acquisition costs                                          -              189,463
   Goodwill                                                        737,010                -
   Intangible assets net of accumulated amortization
    of $80,000 at June 30, 2003                                    960,000                -
   Other                                                           322,794             22,794
                                                              ------------       ------------
      Total other assets                                         2,038,144            601,306
                                                              ------------       ------------
TOTAL ASSETS                                                  $  4,967,049       $  3,797,015
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount of
    $5,000 at September 30, 2002                              $        -         $    546,650
   Accounts payable                                              1,258,335            408,841
   Accrued expenses                                                696,988            198,087
   Accrued compensation                                            201,947             86,018
   Current maturities of long-term debt and capital
    lease obligations                                               15,156             12,806
                                                              ------------       ------------
      Total current liabilities                                  2,172,426          1,252,402

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
 current maturities                                                 19,269             22,226

                                                              ------------       ------------

TOTAL LIABILITIES                                                2,191,695          1,274,628
                                                              ------------       ------------

MINORITY INTEREST IN MCM                                           116,435                  -
                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES                                          -                  -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - Series A, none;
      Series B, convertible, 27,000 shares at
      June 30, 2003 and September 30, 2002.
      Liquidation preference $2,700,000                          2,700,000          2,700,000
   Common stock, $.01 par value
      Authorized - 50,000,000 shares
      Issued - 20,419,062 shares at June 30, 2003
      and at September 30, 2002                                    204,191            204,191
   Additional paid-in capital                                   67,579,258         67,579,258
   Accumulated deficit                                         (67,822,280)       (67,958,812)
   Treasury stock (22,500 common shares, at cost)                   (2,250)            (2,250)
                                                              ------------       ------------
      Total stockholders' equity                                 2,658,919          2,522,387
                                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,967,049       $  3,797,015
                                                              ============       ============


     The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the three months ended        For the nine months ended
                                                             ------------------------------    ------------------------------
                                                             June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                             -------------    -------------    -------------    -------------
REVENUES:
   Net patient service revenues                               $    357,845     $    401,228     $  1,162,896     $  1,231,066
   Product sales and rental revenues                               107,275              -            440,018                -
   Consulting income                                                12,500              -             37,500                -
                                                              ------------     ------------     ------------     ------------
      Total revenues                                               477,620          401,228        1,640,414        1,231,066
                                                              ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Cost of patient service revenues                                176,491          188,688          643,200          621,225
   Cost of product sales and rental revenue                         74,204              -            381,645              -
   Research and development                                         30,646              -            135,051              -
   Selling, general and administrative                           1,146,194          214,530        3,856,429          608,394
   Provision for bad debt and collection costs                      18,455           27,745           36,262           50,396
                                                              ------------     ------------     ------------     ------------
      Total operating expenses                                   1,445,990          430,963        5,052,587        1,280,015
                                                              ------------     ------------     ------------     ------------

      Operating loss                                              (968,370)         (29,735)      (3,412,173)         (48,949)

Interest expense                                                   (21,766)          (2,362)          (7,353)          (8,430)
                                                              ------------     ------------     ------------     ------------

   Loss from continuing operations                                (990,136)         (32,097)      (3,419,526)         (57,379)
   Income (loss) from operations of discontinued
     TDM business segment (including gain on
     disposal of $3,123,748 in October 2002)                           -           (101,914)       3,192,587         (139,684)
                                                              ------------     ------------     ------------     ------------

   Loss before minority interest                                  (990,136)        (134,011)        (226,939)        (197,063)

   Loss applicable to minority interest                            117,795              -            363,471              -
                                                              ------------     ------------     ------------     ------------

   Net income (loss)                                          $   (872,341)    $   (134,011)    $    136,532     $   (197,063)
                                                              ============     ============     ============     ============

Net income (loss) per basic and diluted common share
   Continuing operations                                           $ (0.04)    $      (0.00)    $      (0.15)    $      (0.00)
   Discontinued operations                                             -              (0.01)            0.16            (0.01)
                                                              ------------     ------------     ------------     ------------

   Net income (loss) per basic and diluted common share            $ (0.04)    $      (0.01)    $       0.01     $      (0.01)
                                                              ============     ============     ============     ============

Weighted average number of common shares outstanding,
   basic and diluted                                            20,396,562       17,098,862       20,396,562       17,098,862
                                                              ============     ============     ============     ============


     The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock                                  Treasury Stock
                               Preferred Stock       $0.01 Par Value                                $0.01 Par Value
                             -------------------   -------------------   Additional                ------------------    Total
                              Number                Number                Paid-in     Accumulated   Number            Stockholders'
                             of Shares  Amount     of Shares   Amount     Capital       Deficit    of Shares  Amount     Equity
                             ------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002   27,000  $2,700,000  20,419,062  $204,191  $67,579,258  $(67,958,812)  22,500   $(2,250)  $2,522,387

Net income                       -           -           -         -            -         136,532      -         -        136,532
                             ------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003        27,000  $2,700,000  20,419,062  $204,191  $67,579,258  $(67,822,280)  22,500   $(2,250)  $2,658,919
                             ======================================================================================================


                        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended June 30,
                                                                      2003            2002
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $   136,532     $  (197,063)
   Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Minority interest in loss of MCM                                (363,471)            -
      Gain on sale of TDM business                                  (3,123,748)            -
      Amortization of discount on bridge financing                      24,059           5,000
      Depreciation and amortization                                    157,311         189,727
      Changes in operating assets and liabilities:
         Accounts receivable, net                                     (204,808)        104,345
         Inventories                                                  (206,507)         83,057
         Other assets                                                  187,615           2,782
         Accounts payable and accrued expenses                         (12,689)         16,944
                                                                   -----------     -----------
            Net cash (used in) provided by operating activities     (3,405,706)        204,792
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of TDM business (excluding restricted
    cash held in escrow of $600,000)                                 5,400,000             -
   Acquisition of MCM, net of cash acquired (including loans
    to MCM)                                                           (278,338)       (351,395)
                                                                   -----------     -----------
            Net cash provided by (used in) investing activities      5,121,662        (351,395)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from issuance of debt and warrants                             -           250,000
   Repayment of debt and capital lease obligations                    (560,736)        (43,859)
                                                                   -----------     -----------
            Net cash (used in) provided by financing activities       (560,736)        206,141
                                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,155,220          59,538

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         505,282          89,776
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,660,502     $   149,314
                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest during the period                        $    11,135     $    39,545
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

NOTE 2 - THE COMPANY
--------------------

     Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. In the first quarter of Fiscal 2003, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). The Company also owns and operates a comprehensive imaging center located in Lauderhill, Florida, which is currently for sale.

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

     On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. Upon closing, Caprius' designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-determined methodology calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

     In July 1998, the Company acquired The Strax Institute ("Strax"), a comprehensive breast imaging center, located in Lauderhill, Florida. Strax is a multi-modality breast care center that performs approximately 20,000 procedures per year comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. In July 2003, the Company entered into a letter of intent with an undisclosed third party to sell Strax. The prospective purchaser is an entity controlled by the same person who is also a principal in BDC Corp. (See
Item I, Note 5 and Part II, Item 1). The proposed transaction is subject to the parties entering into a definitive agreement and board approval.

NOTE 3 - STOCK OPTIONS
----------------------

     At June 30, 2003, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), and the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement
No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," beginning in the quarter ended March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

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

     Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income
(loss) and income (loss) per share for the periods shown below would have been as follows:

                                            Three months ended June 30,               Nine months ended June 30,
                                              2003               2002                   2003              2002
                                       --------------------------------------    --------------------------------------
  Net income (loss) as
  reported                                  $(872,341)      $(134,011)                $  136,532       $(197,063)

  Add:
  Stock-based employee
  compensation expense
  included in reported net income
  net of related tax
  effects                                        --              --                         --              --

  Deduct:
  Stock-based employee
  compensation determined
  under fair value method
  for all awards, net of
  related tax
  effects                                     (28,399)        (21,925)                   (85,197)        (65,775)
                                              -------         -------                    -------         -------


  Pro forma net income (loss)               $(900,740)      $(155,936)                $   51,335       $(262,838)
                                            =========       =========                 ==========       =========


  Basic and diluted income
  (loss) per share

           As reported                      $   (0.04)      $   (0.01)                $     0.01       $   (0.01)
           Pro forma                        $   (0.04)      $   (0.01)                $     0.00       $   (0.02)

NOTE 4- INDUSTRY SEGMENTS
-------------------------

     The Company operations are classified into two business segments: imaging and rehabilitation services and the medical waste disposal business (the "MCM Business").

     The following table shows sales, net loss and other unaudited financial information by industry segment:

                                                                          Imaging and
                                                                         Rehabilitation      MCM
                                                             Corporate      Services       Business   Consolidated
                                                            -----------  --------------   ----------  ------------

     Three months ended June 30, 2003
     --------------------------------

     Revenues                                                   $12,500       $357,845      $107,275      $477,620
     Loss from continuing operations before minority
     interest                                                 ($436,799)      ($30,300)    ($523,037)    ($990,136)


     Three months ended June 30, 2002
     --------------------------------

     Revenues                                                         -       $401,228             -      $401,228
     Loss from continuing operations before minority
     interest                                                         -       ($32,097)            -      ($32,097)


     Nine months ended June 30, 2003
     -------------------------------

     Revenues                                                   $37,500     $1,162,896      $440,018    $1,640,414
     Loss from continuing operations before minority        ($2,481,750)      ($81,946)    ($855,830)  ($3,419,526)
     interest
     Identifiable assets at June 30, 2003                    $2,614,447     $  321,406    $2,031,196    $4,967,049


     Nine months ended June 30, 2002
     -------------------------------

     Revenues                                                         -     $1,231,066             -    $1,231,066
     Loss from continuing operations before minority
     interest                                                         -       ($57,379)            -      ($57,379)
     Identifiable assets at June 30, 2002                    $3,168,826       $334,106             -    $3,502,932


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

     The purchase price has been allocated to net assets acquired based on the preliminary estimate of their fair values. The excess of the purchase price over net assets acquired has been allocated to goodwill and other intangibles for approximately $1,777,010. Other intangible assets consisting of technology, customer relationships and permits are estimated to be approximately $1,040,000 and are being amortized over periods of three to five years. Amortization expense for the three month period ended June 30, 2003 amounted to $80,000. Additional adjustments to the purchase price allocations may still be required.

     The unaudited pro forma combined results of operations of the Company and the MCM business acquired in December for the nine month periods ended June 30, 2003 and 2002, assuming that the transaction had occurred on October 1, 2001 and after giving effect to certain pro forma adjustments are as follows:


            Nine months ended June 30,                             2003                   2002
            -----------------------------------------------------------------------------------
            Sales                                            $1,881,496             $1,615,870
                                                           =============            ===========

            Loss from continuing operations                 $(3,660,860)             $(782,961)
                                                           =============            ===========

            Net loss                                           $(81,590)             $(988,178)
                                                           =============            ===========

            Net  loss per share basic and
            diluted common share                                 $(0.00)                $(0.06)


NOTE 7 - DISPOSAL OF TDM BUSINESS SEGMENT
-----------------------------------------

     Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement as part of the sale, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for the nine months ended June 30, 2003 and 2002, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations. The gain on disposal of $3,123,748 is net of applicable taxes totaling $325,000.

A summary of net assets of the TDM business segment at September 30, 2002 were as follows:

                                                           2002
                                                     -----------------
             Current assets                                   $638,609
             Property and equipment                             34,923
             Intangible assets                               2,001,937
             Liabilities                                       164,322
                                                     -----------------
                  Net assets                                $2,511,147
                                                     =================

     A summary of operations of the TDM business segment for the nine months ended June 30, 2003 and 2002 is as follows:

                                                        2003           2002
                                                        ----           ----
             Revenues                                     $96,698     $1,590,880
             Operating Expenses                            23,300      1,701,395
                                                           ------      ---------
             Income (loss) from Operations                $73,398     ($110,515)
                                                      ===========     ==========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As more fully described in the 10-KSB of September 30, 2002, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated statements of operations for the nine months ended June 30, 2002 have been restated to reflect the TDM business as discontinued operations.

THREE MONTHS JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------

     Net patient service revenue at Strax totaled $357,845 for the three months ended June 30, 2003, versus $401,228 for the three months ended June 30, 2002. Cost of service operations totaled $176,491 for the three months ended June 30, 2003 versus $188,688 for the three months ended June 30, 2002.

     Selling, general and administrative expenses totaled $1,146,194 for the three months ended June 30, 2003 versus $214,530 for the three months ended June 30, 2002. The increase reflects costs related to the acquisition and ongoing operations of MCM, as well as increased legal and insurance fees. Additionally, the selling, general and administrative expenses related to the TDM business totaling $346,927 for the three months ended June 30, 2002 were reallocated to discontinued operations.

     MCM product sales and rental revenues totaled $107,275 for the three months ended June 30, 2003. There are no comparisons for prior periods as the Company commenced this business effective December 17, 2002. The Company intends to penetrate the U.S. market through a rental program developed for MCM's products.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------

     Net patient service revenue at Strax totaled $1,162,896 for the nine months ended June 30, 2003, versus $1,231,066 for the nine months ended June 30, 2002. Cost of service operations totaled $643,200 for the nine months ended June 30, 2003 versus $621,225 for the nine months ended June 30, 2002.

Selling, general and administrative expenses totaled $3,856,429 for the nine months ended June 30, 2003 versus $608,394 for the nine months ended June 30, 2002. The increase reflects costs related to the acquisition and ongoing operations of MCM, performance and salary adjustments to employees as well as increased legal and insurance fees. Additionally, the selling, general and administrative expenses related to the TDM business totaling $924,724 for the nine months ended June 30, 2002 were reallocated to discontinued operations.

     MCM product sales and rental revenues totaled $440,018 for the nine months ended June 30, 2003. There are no comparisons for prior periods as the Company commenced this business effective December 17, 2002. The Company intends to penetrate the U.S. market through a rental program developed for MCM's products.

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

     The Company has entered into a letter of intent with an undisclosed third party to sell Strax. The proposed transaction is subject to the parties entering into a definitive agreement and board approval.

     Net cash used in operations for the nine months ended June 30, 2003 amounted to $3,405,706. Net cash flows provided by investing activities for the nine months ended June 30, 2003 amounted to $5,121,662.

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

     In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

     In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material affect on our financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. For example, if an employer's issuance of its shares to a key employee requires the employer to redeem the shares upon the employee's death, then those shares must be classified as a liability, not as equity. For publicly-held companies, SFAS
No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company's operations, financial position or cash flows.

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

ITEM 3.  CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 of the Securities Exchange Act of 1934) as of
June 30, 2003 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


PART II:   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Derivative Action also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses. The parties have exchanged written discovery in the State Court Action. No depositions have been taken. In January 2003, motions were made on behalf of the Company and Messrs. Aaron and Joels to dismiss both the Federal Derivative Action and the State Court Action. On April 25, 2003, the Court in the State Court Action denied the portion of the motion which sought dismissal of the breach of contract claim but granted the motion to dismiss with respect to the counts for fraud and misrepresentation and respondeat superior against the Company based upon such fraud, but gave the plaintiff leave to amend his complaint to replead with sufficient specificity the counts predicated upon alleged fraud. An amended complaint was filed in the State Court Action on May 15, 2003. The Company has answered the amended complaint and asserted affirmative defenses. The Court also ordered the parties to proceed with mediation in an attempt to resolve the dispute. Mediation took place on June 24, 2003, and concluded without resolution of the action. The motion to dismiss the Federal Derivative Action is currently pending before the Federal Court. In addition, the plaintiff has filed a cross-motion to amend his complaint to add allegations of securities violations against George Aaron, Jonathan Joels, Shrikant Mehta and Sanjay Mody.

     In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint. Since January 1, 2003 an order was entered in the Federal District Court in New Jersey consolidating the derivative action and the class action. The order further provides that the time for the defendants to answer or otherwise move with respect to the complaint in the class action is extended. The order also provides that all discovery in the consolidated actions is stayed pending resolution of the motions to dismiss. On April 9, 2003, an amended complaint was filed in the purported class action naming an additional plaintiff. A motion was made on June 9, 2003 for an order: (1) appointing plaintiffs Eugene Schwartz and Dallas Williams as lead plaintiffs; and (2) appointing the law firm of Lowenstein Sandler as lead counsel for the class. That motion is currently pending.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

         31.1 Rule 13a-14(a)/15d-14(a) Certification of George Aaron, President and Chief Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Jonathan Joels, Chief Financial Officer

         32. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Caprius, Inc.
                                          -------------
                                          (Registrant)


Date:  August 14, 2003                    /s/ George Aaron
                                          -----------------------
                                          George Aaron
                                          President & Chief Executive Officer


Date:  August 14, 2003                    /s/ Jonathan Joels
                                          -----------------------
                                          Jonathan Joels
                                          Chief Financial Officer