Form 10KSB
period 2003-09-30
CAPRIUS INC
filed 2004-02-19
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   (Mark one)

         X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
         _____ Transition Report Pursuant to Section 13 or 15 (d) of the of the Securities Exchange Act of 1934

                         Commission File Number: 0-11914
                                  CAPRIUS, INC.
                 (Name of Small Business Issuer in its charter)

               Delaware                                 2-2457487
               --------                                 ---------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                      One Parker Plaza, Fort Lee, NJ 07024
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 592-8838

      Securities to be registered under Section 12(b) of the Exchange Act:
                                      None

      Securities to be registered under Section 12 (g) of the Exchange Act:
                    Common Stock, par value $ .01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes __
No X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

             Revenues for the fiscal year ended September 30, 2003:   $600,579

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 31, 2003:
$1,137,244

         The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on December 31, 2003: 20,446,562 shares

================================================================================

                    Documents Incorporated by Reference: None
             Transitional Small Business Disclosure Format: Yes No X

                                      INDEX

                                                                        Page No.

PART I

Item 1.   Description of Business                                           3
Item 2.   Description of Property                                          10
Item 3.   Legal Proceedings                                                10
Item 4    Submission of Matters to a Vote of Security Holders              12


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         12
Item 6.   Management's Discussion and Analysis or Plan of Operations       12
Item 7.   Financial Statements                                             17
Item 8.   Changes In and Disagreements with Accountants on Accounting      18
           and Financial Disclosure

PART III

Item  9.  Directors, Executive Officers, Promoters and Control             18
          Persons; Compliance with Section 16 (a) of the Exchange Act.
Item 10.  Executive Compensation                                           20
Item 11. Security Ownership of Certain Beneficial Owners and Management 22 and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions                   23
Item 13.  Exhibits and Reports on Form 8-K                                 25
Item 14.  Controls and Procedures                                          29



SIGNATURES                                                                 32

PART I
------

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. In the first quarter of fiscal 2003, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). Until fiscal year end 2003, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida.

         Effective September 30, 2003, the Company completed the sale of the Strax Institute ("Strax") to Eastern Medical Technologies, Inc. ("EMT") a Delaware corporation pursuant to a Stock Purchase Agreement among the Company, EMT and the other parties thereto. The proceeds from the sale were $412,000 and may be subject to adjustment based upon collections of the accounts receivable outstanding as of the date of closing.

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. MCM developed and manufactures the SteriMed(R) System which is sold or rented worldwide. The SteriMed(R) System is a patented environmentally friendly on-site disinfecting and disposal unit that can process regulated clinical waste including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 12 minute cycle. The units simultaneously shred, grind, mix and disinfect the waste with the proprietary SterCid(R) solution. Upon closing, Caprius designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity or restructured. On June 12, 2002, the Company and MCM had signed a Letter of Intent to enter into an agreement whereby the Company would have the right to acquire 51% of the outstanding stock on a fully diluted basis of MCM. Concurrent with the signing of the Letter of Intent, Caprius provided MCM with a loan totaling $245,000. The Company obtained the monies to make the loan to MCM through funds provided by a short-term loan from officers and employees of the Company as well as related family members in the amount of $250,000. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price. Commencing June 2004, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-set determination calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

         On October 9, 2002, Opus sold the assets of the TDM Business to Seradyn, Inc., a Delaware corporation ("Seradyn"), pursuant to a Purchase and Sale Agreement among Opus, Caprius, and Seradyn for a purchase price of $6,000,000 and entered into a Royalty Agreement and a Consulting Agreement.

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

MCM ENVIRONMENTAL TECHNOLOGIES INC.

DESCRIPTION OF MCM ENVIRONMENTAL TECHNOLOGIES INC. (MCM) BUSINESS-

BACKGROUND OF THE REGULATED MEDICAL WASTE INDUSTRY IN THE UNITED STATES

         In 1988, the Federal Government passed the Medical Waste Tracking Act ("MWTA"). This act defined medical waste and the types of medical waste that were to be regulated. In addition to defining categories of medical waste, the law mandated that generators of Regulated Medical Waste ("RMW") be responsible for and adhere to strict guidelines and procedures when disposing of RMW. The mandates included a "cradle to grave" responsibility for any RMW produced by a facility, the necessity to track the disposal of RMW and defined standards for segregating, packaging, labeling and transporting of RMW.

         The MWTA led to the development of individual state laws regulating how RMW is to be disposed of. As a result of these laws, it became necessary for medical waste generating facilities to institute new procedures and processes for transporting medical waste from the facility to an offsite treatment and disposal center, or obtain their own on-site system for treatment and disposal acceptable to the regulators. By 1999, Health Care Without Harm, a coalition of 240 member organizations, estimated that 250,000 tons of RMW was produced annually.

         The other major impact on the RMW market was the adoption of the Clean Air Amendments of 1997. This act dramatically reduced or eliminated the type of emissions that are permitted from the incineration of RMW. Due to this generators of RMW, which were incinerating their waste, were forced into costly upgrades of their incinerators or to find other methods of disposal. Hospital incinerators decreased from 6,200 in 1988 to 115 in 2003 (Mackinac Chapter, Sierra Club Newsletter Aug-Oct 2003).

         Most generators of RMW use waste management firms to transport, treat, and dispose of their waste. Due to the legislative and other market factors, the costs for this type of service have been increasing at a dramatic pace. At the same time, many medical waste generators are coming under increasing pressure to reduce expenses as a result of the decreasing percentage of reimbursement from Medicare and other third party providers. Additionally, the added liability of RMW generators as a result of the "cradle to grave" manifest requirement has made it more attractive to use medical waste management methods that do not require manifest systems. The combination of these pressures is forcing medical waste generators to seek innovative methods for their waste disposal. MCM believes these factors create a demand for an onsite RMW treatment option. MCM has identified and is working with specific segments and niches within the RMW market on which it feels it might capitalize. The specifics of these will be discussed in the Marketing section.

BACKGROUND OF THE REGULATED MEDICAL WASTE INDUSTRY OUTSIDE OF THE UNITED STATES

         The industrialized countries of the European Union and Japan are implementing medical waste laws that are or will be similar to US regulations. In 1994, the European Commission implemented a directive where member states had to adhere to the provisions of the United Nations Economic Commission for Europe ("UNECE") European Agreement on the International Carriage of Dangerous Goods by Road. This requires that clinical or medical waste would be packed, marked, labeled, and documented according to defined specifications. Regulations and cost factors have prompted European RMW generators to seek alternative medical waste disposal options. MCM recognizes an excellent opportunity for SteriMed sales in Europe, and is working with regulators, potential joint venture partners and distributors.

         Throughout the less industrialized and third world countries, the disposal of hospital waste is coming under increasing scrutiny and regulations. Many countries are in the process of updating and enforcing regulations regarding the disposal of RMW. MCM is attempting to establish relationships worldwide directly or through distributors, in many of these countries.

THE MCM STERIMED(R) SYSTEM

         The SteriMed(R) System is a patented environmentally friendly on-site disinfecting and disposal unit that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 12 minute cycle. The units simultaneously shred, grind, mix and disinfect the waste with the proprietary SterCid(R) solution. After treatment, the material may be discarded as unrecognizable conventional solid waste, in accordance with appropriate regulatory requirements. The resultant treated waste is as low as 10% of the original volume.

         As the technology for disinfection is chemical based, within the definitions used in the industry, it is considered as an alternative treatment technology.

         The SteriMed(R) System is comprised of two different sized units, and the required SterCid(R) disinfectant solution which can be utilized with both units. The larger SteriMed(R) can treat up to 20 gallons (75 liters) of medical waste per cycle. The smaller version, SteriMed Junior(R), can treat 4 gallons (15 liters) per cycle.

         SterCid(R) is MCM's proprietary chemical treatment used in the SteriMed(R) System. SterCid(R) is greater than 90% biodegradable and is registered with the U.S. Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide, Rodenticide Act of 1972 ("FIFRA"). During the SteriMed(R) treatment cycle, the concentration of SterCid(R) is less than 0.09% of the total volume of liquids. SterCid is formulated with a pleasant smell, eliminating the usual foul odor generated by clinical waste.

         Both Sterimed(R) units are safe and easy to operate, involving 1/2 day of training. Once the start button is activated, water and SterCid(R) are automatically released into the treatment chamber. The shredding, grinding and mixing of the waste is then initiated to expose all surfaces of the medical waste to the chemical solution during the 12 minute processing cycle. At the end of each cycle, the disinfected waste is automatically moved to a separate collection area, putting it into a regular black bag, ready for disposal as regular solid waste.

         Both SteriMed(R) and the Sterimed Junior(R) are equipped with an integrated monitoring system, including a PLC display, which indicates each of the system's functions to guide the operator through its operations. Access to the PLC program is secured, accessible only by MCM's technicians to prevent operators from overriding the treatment process. Relevant information concerning treatment parameters may be electronically forwarded, at the end of each treatment cycle, to a designated printer at any location within the facility. In addition, the system is capable, at the option of the facility, to have the treatment parameters for all cycles in a day forwarded to MCM's maintenance center.

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES IN THE UNITED STATES

         The use of the Ster-Cid(R) disinfectant in the Sterimed(R) System is regulated by the EPA under FIFRA.

         The MCM Sterimed(R) systems are regulated at the state level by the individual states Environmental, Conservation, Natural Resources, or Health Department. Each state has its own specific approval requirements. Generally, most states require an application for registration or approval be submitted along with back up information, including but not limited to operating manuals, service manuals, and procedures. Additionally, many states require contingency and safety plans be submitted, and that efficacy testing be performed. MCM has demonstrated through efficacy testing that it can reduce the level of Bacillus subtilis (now named Bacillus atrophaeus) spores to 6Log10, or by one-million (0.000001). This meets or exceeds most state regulatory requirements.

         The Sterimed(R) Senior has been cleared for marketing in forty three states and the SteriMed Junior in thirty seven states. It is the MCM's objective to obtain approvals from the remaining states in 2004. MCM's Ster-Cid(R) disinfectant is registered in forty nine states.

         Local and county level authorities generally require that discharge permits be obtained from Publicly Owned Treatment Works (POTW) by all facilities that discharge a substantial amount of liquids or specifically regulated substances to the sewer system. The SteriMed(R) system process effluent has been characterized and found to be within the lower range of the general discharge limits set forth by the National Pollutant Discharge Elimination System (NPDES) Permitting Program, which are used to establish POTW discharge limits.

         These approvals allow the MCM Sterimed System effluent to be discharged to a municipal sewer and the treated disinfected waste to be disposed of in a municipal landfill.

         The SteriMed(R) process, unlike many other waste medical disposal technologies, is not subject to the Clean Air Act Amendments of 1990 because there is no incineration or generation of toxic fumes in the process. It is also not subject to the Hazardous Materials Transportation Authorization Act of 1994 as there is no transportation of hazardous waste involved.

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES OUTSIDE OF THE UNITED STATES

         CE Mark compliancy is an expected requirement for equipment sold in the European Union ("EU"). The larger SteriMed(R) is CE Mark compliant. In order to meet the specific requirements of the individual members of the EU, MCM will undertake further efficacy testing in order to demonstrate that the Sterimed(R) conforms to all the standards. At present, MCM is marketing in non-EU countries.

COMPETITION

         RMW has routinely been treated and disposed of by of incineration. Due to the pollution generated by medical waste incinerators, novel technologies have been developed for the disposal of RMW. Some of the issues confronting these technologies are: energy requirements, space requirements, unpleasant odor, radiation exposure, excessive heat, volume capacity and reduction, steam and vapor containment, and chemical pollution. The use of the Sterimed System eliminates concern about these issues: space and energy requirements are minimal, there are no odors, radiation, steam, vapor or heat generated, solid waste volume is reduced by up to 90% and the disinfecting chemical is 94% biodegradable. The following are the various competitive technologies:

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

         Microwave Technology: Microwave technology is a process of disinfection that exposes material to moist heat and steam generated by microwave energy. The waves of microwave energy operate at a very high frequency of around 2.45 billion times per second. This generates the heat needed to change water to steam and carry out the disinfection process at a temperature between 95 and 100 degrees centigrade. Use of this technology requires that proper precautions be taken to exclude the treatment of hazardous material so that toxic emissions do not occur. Also offensive odors may be generated around the unit. The capital cost is relatively high.

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

         Chemical Technologies: Disinfecting chemical agents that integrate shredding and mixing to ensure adequate exposure are used by a variety of competitors. Chlorine based chemicals, using sodium hypochlorite and chlorine dioxide, are somewhat controversial as to their environmental effects and their impact on wastewater. Non-chloride technologies are varied and include peracetic acid, ozone gas, lime based dry powder, acid and metal catalysts as well as alkaline hydrolysis technology used for tissue and animal waste.

         Among the competitors of MCM are Stericycle, Inc., Steris Corporation, Sanitec, Inc. Positive Impact Waste Solutions, Inc., Waste Processing Solutions Company, Global Environmental Technologies, LLC, and Waste Reduction, Inc.

COMPETITIVE FEATURES OF THE MCM STERIMED SYSTEM

         Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, MCM is positioning its products as viable alternatives to the traditional medical waste disposal methods. The SteriMed(R) system seeks to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives. The main competitive advantages of the SteriMed(R) System are:

         Safety
         ------
               a)   No need to pack containers of medical waste
               b) No need to transport infectious waste through facilities with patients c) No need to ship infectious medical waste on public roads
               d) Environmentally sound approach for disinfection - uses biodegradable chemicals; does not release smoke, odor, steam or other emissions to the air; removes the need for incineration
               e) Noise level during cycle is approx. 70.1dB(A), regarded below levels of noise safety concerns by most government regulations

         Labor
         -----
               a) Reduce the exposure to infectious waste by limiting the time an employee handles, stores and packs the waste
               b) No need to administer and track waste that is shipped from the facility
               c)   SteriMed(R) ease of use
               d) Employee can do other functions while SteriMed treatment cycle is operational

         Convenience
         -----------
               a) Can be easily installed requiring only electricity, water and sewage outlet. No special ventilation or lighting required.
               b)   SteriMed(R) can fit through regular door
               c)   Limited training required for the operator
               d) Due to size, units can be strategically placed in a health care facility near high waste generation sites (e.g. floor of operating room, infectious disease ward)

         Cost Saving
         -----------

               a)   Less labor time
               b)   No transportation costs to incineration site
               c) MCM's preferred business model is to rent the SteriMed(R) System to the facilities generating the infectious clinical waste. This model obviates the need for capital investment, and should also reduce previous operating expenses in disposing of medical waste.

         Compliant with Federal and States regulations
         ---------------------------------------------
                  Enables infectious medical waste generating facilities to replace existing systems while meeting federal, state and local environmental as well as health regulations.

         These features are intended to make the SteriMed(R) System a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs because of federal and state regulations or because of pressures to reduce operating costs.

MARKETING STRATEGY

         MCM has designed and is implementing a marketing program which maximizes the uniqueness and strengths of the Sterimed Systems while enhancing our customers' cash flow and minimizing their financial restraints. Our sales focus is to those sites which best fit the capabilities and requirements of our systems. These include those sites generating approximately 2,000 to 12,000 pounds of RMW per month and are able to provide a room with a minimum of 75 square feet with proper plumbing and electricity for the storage and operation of the machine. Within the United States these facilities include dialysis centers, surgical centers, blood banks, commercial laboratories (both research and clinical), large physician group practices and specific sites within hospitals.

         Many of these facilities are owned by national or international corporations operating many facilities. By focusing our sales efforts to these corporations we will be able to have multiple machine placements within the same organization. This offers many advantages to the customer and MCM. Not only will we be able to maximize our selling efforts, we will also be able to compound our warranty and service effectiveness. This strategy should enable MCM to maximize its resources and quickly obtain market penetration. MCM is presently working with a number of these companies in the implementation of this strategy.

         MCM does not have the depth of marketing that many of its competitors have and thus is reliant upon generating interest in its products by virtue of its technical advantages. This aspect is emphasized in its limited budget allocated for marketing.

MANUFACTURING

         MCM recognizes that to be successful, it needs to manufacture units that are;
               1)   Robust
               2)   Reliable
               3)   Reproducible in their activity

         Presently, the SteriMed(R) is manufactured at MCM's facilities in Moshav Moledet, Israel. The SteriMed-Junior(R) is being manufactured at a third party manufacturer in Israel. The Company is actively seeking extra capacity for manufacturing, including within the U.S. The inability to find such manufacturers will constrain MCM's growth potential. MCM is reliant upon certain critical components from third parties in order to manufacture its products.

MAINTENANCE AND CUSTOMER SERVICE MODEL

         Critical to the successful use of the MCM Sterimed System is the proper training of the personnel carrying out the installation, operation and service of the equipment. The MCM technical service staff assists clients in the installation of units and training of their staff. MCM has a comprehensive training program for its technical service staff and on-site operators. This training program is strongly geared to safety and maintenance to assure ongoing safe and smooth operation of the unit. After installation and training, operation of the unit is monitored by our technical staff to assure proper performance. MCM technical staff is on call to assist in fixing problems or perform repairs. Our goal is to minimize problems through ongoing training and strict adherence to maintenance schedules. MCM Customer Service staff is available to help with any questions or issues our customers might have. These two MCM service groups comprise a team that is able to provide professional after sale customer care.

TRADEMARKS PATENTS

         There exist various medical waste treatment technologies that can be combined and employed in different ways, making trademarks and patents very important pieces of intellectual property to possess in the medical waste treatment industry. MCM has acquired trademarks and patents for its SteriMed(R) and Ster-Cid(R) products in the following countries:

       TRADEMARKS:
       -----------
           Israel
           U.S.A.
           CTM (European)
           Japan
           Australia
           Mexico
           Russia
           Hungary

       PATENTS:
       --------
           Israel
           Australia
           Japan
           U.S.A
           Canada
           Europe- Austria, Belgium, Germany, Spain, France, UK, Italy,
                   Netherlands
           Brazil
           Mexico
           Russia
           South Africa
           China
           India

In addition, MCM has applied for trademarks and patents in other jurisdictions.

STRAX INSTITUTE BUSINESS

         Prior to September 30, 2003, the Company operated Strax, a comprehensive breast imaging center located in Lauderhill, Florida. Strax was a multi-modality breast care center performing approximately 20,000 procedures annually comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. Following the sale of Strax, the Company has been providing certain specified transitional services for up to 180 days after closing pursuant to a Management Services Agreement. Additionally, two of the Company's executive officers are restricted for a period of five years from competing in the mammography and bone densitometry business in the States of Florida and New Jersey.

THERAPEUTIC DRUG MONITORING BUSINESS

         Prior to October 9, 2002, Opus was engaged in the development, distribution and sale of diagnostic assays, controls and calibrators for therapeutic drug monitoring ("TDM") which were sold under the trademark INNOFLUOR(R) in kit form for use on the Abbott TDx and TDxFLx instruments. Opus received and accepted an unsolicited offer from Seradyn to purchase the assets of its TDM Business for $6 million plus future royalties. Seradyn had been a contract manufacturer of the Opus TDM kits. Under a two year Consulting Agreement ending on October 8, 2004, Opus consults Seradyn with ongoing projects for an annual fee of $50,000. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales for up to ten years from closing. The Company has ascertained that one of the assays under development for a new drug for anti-rejection in transplantation is nearing completion. Assuming that the drug receives the required regulatory approvals and the assay development is successfully completed, Opus will begin to generate royalty income based upon the sales of this assay during calendar year 2004. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business.

EMPLOYEES

         As of December 31, 2003, the Company employed 6 full time employees, including 3 senior managers, at its New Jersey corporate headquarters.

         MCM currently employs 3 full time employees in the U.S. and 10 full time and 2 part time employees at its facility in Israel.

         None of the Company's or MCM's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

         As the level of the Company's activities grow, additional personnel may be required.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 2,758 square feet of office space in Fort Lee, New Jersey for executive and administrative personnel pursuant to a lease that expires on June 30, 2005 at a base monthly rental of approximately $6,665 plus escalation.

         MCM leases approximately 1,500 square feet of warehousing space in Ridgefield, NJ at a monthly cost $1,850. This lease expires on April 30, 2005 and is subject to a 5% increment yearly. In Israel, MCM leases 2,300 square feet of industrial space at a monthly cost of approximately $750 plus municipal taxes. The current lease expires on March 31, 2004. MCM intends to renew this loan.

         The Company believes the premises leased are adequate for its current and near term requirements.

ITEM 3.  LEGAL PROCEEDINGS

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Derivative Action also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses. The parties exchanged written discovery in the State Court Action. No depositions were taken. In January 2003, motions were made on behalf of the Company and Messrs. Aaron and Joels to dismiss both the Federal Derivative Action and the State Court Action. On April 25, 2003, the Court in the State Court Action denied the portion of the motion which sought dismissal of the breach of contract claim but granted the motion to dismiss with respect to the counts for fraud and misrepresentation and respondeat superior against the Company based upon such fraud, but gave the plaintiff leave to amend his complaint to replead with sufficient specificity the counts predicated upon alleged fraud. An amended complaint was filed in the State Court Action on May 15, 2003. The Company answered the amended complaint and asserted affirmative defenses. The Court also ordered the parties to proceed with mediation in an attempt to resolve the dispute. Mediation took place on June 24, 2003, and concluded without resolution of the action. On or about September 5, 2003, the Company resolved the State Court Action by making an Offer of Judgment, which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on the part of the defendants, the Company made a payment of $125,000 to the plaintiff and the action was discontinued. The motion to dismiss the Federal Derivative Action is currently pending before the Federal Court. In addition, the plaintiff has filed a cross-motion to amend his complaint to add allegations of securities violations against George Aaron, Jonathan Joels, Shrikant Mehta and former Director, Sanjay Mody.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint. In January, 2003, an order was entered in the Federal District Court in New Jersey consolidating the derivative action and the class action. The order further provides that the time for the defendants to answer or otherwise move with respect to the complaint in the class action is extended. The order also provides that all discovery in the consolidated actions is stayed pending resolution of the motions to dismiss. On April 9, 2003, an amended complaint was filed in the purported class action naming an additional plaintiff. On September 23, 2003, the Court entered an order: (1) appointing plaintiffs Eugene Schwartz and Dallas Williams as lead plaintiffs; and (2) appointing the law firm of Lowenstein Sandler as lead counsel for the class. On November 21, 2003, the defendants made a motion to dismiss the purported class action. That motion is currently pending.

         The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Item 1 of this report for information regarding the Company's investment in MCM. Although the Company believed there was no merit to the plaintiff's claim, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The Company has made a claim for indemnification.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Our Common Stock has traded on the OTC Bulletin Board under the symbol CAPR since June 8, 1999, upon the delisting of the Common Stock from the NASDAQ Small Cap Market. If the Company fails to file this 10-KSB within the prescribed timeframe of the OTC Bulletin Board, the Company will be listed on the pink sheets as of February 19, 2004. As of September 30, 2003, the publicly traded warrants had expired and the market terminated upon their expiration.

         The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                  Common Stock                                         High     Low
                                                                       ----     ---

                  2003     (year ended September 30, 2003)
                           Fourth Quarter                      $       0.31     0.10
                           Third Quarter                               0.13     0.10
                           Second Quarter                              0.13     0.08
                           First Quarter                               0.15     0.07

                  2002     (year ended September 30, 2002)

                           Fourth Quarter                     $        0.14     0.05
                           Third Quarter                               0.10     0.06
                           Second Quarter                              0.08     0.05
                           First Quarter                               0.09     0.04



         The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

         On September 30, 2003, there were approximately 1,250 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

         (b) Not applicable

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

         As more fully described in Note L to the consolidated financial statements, the Company completed the sale of its comprehensive breast imaging business (Strax) as of September 30, 2003. As a result, the Company's consolidated statements of operations for the fiscal years ended 2003 and 2002 have been restated to reflect the Strax business as discontinued operations.

         As more fully described in Note J to the consolidated financial statements, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated balance sheet for the fiscal years ended 2003 and 2002 have been restated to reflect the TDM business as a discontinued operation. The Company's consolidated statements of operations for the fiscal years ended 2003 and 2002 were restated to reflect the TDM business as discontinued operations.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

         Revenues generated for fiscal 2003 were primarily generated by MCM product sales and rental revenues which totaled $550,579 for the fiscal year ended September 30, 2003. There are no comparisons for the prior fiscal year as the Company commenced this business effective December 17, 2002. Consulting income which was generated for the fiscal year ended September 30, 2003 was in connection to the sale of the TDM business.

         Selling, general and administrative expenses totaled $4,155,660 for Fiscal 2003 versus $1,582,636 for Fiscal 2002. This increase reflects the costs related to the acquisition and ongoing operations MCM in both the US and its overseas subsidiary, as well as substantial increases in both legal and insurance fees.

         The operating loss from operations totaled $4,052,867 for Fiscal 2003 versus $1,582,636 for Fiscal 2002. This increase represents the acquisition of the operations of MCM. Income from operations of the discontinued TDM business, including the gain on disposal, totaled $3,287,587. The loss from operations from the discontinued Strax business, including the gain on disposal of $125,658, totaled $18,830.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has for the past several years met its need for capital in its various businesses through loans from officers, directors and related parties other than the monies received from the sales of the TDM business, which were primarily used to finance the recently acquired MCM business. Due to the poor equity market for companies such as Caprius, there has been significant difficulty in obtaining funds from traditional sources.

         During January and February 2004, the Company authorized a short-term bridge loan for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. The funds will be utilized primarily for general working capital. To date, the Company has raised $400,000, the majority of which was provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on the royalties due to Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Caprius Common Stock, exercisable at $0.25 per share for a period of five years. The exercise price was in excess of the market price on the day the loans were authorized.

         Effective September 30, 2003, the Company completed the sale of Strax. The purchase price was $412,000 and may be subject to adjustment based upon collections of the accounts receivable outstanding as of the date of closing. Fifty percent of the purchase price, which had been held in escrow, was paid on closing and the balance is payable in installments commencing January 1, 2004 and ending December 31, 2004, evidenced by a note secured by the accounts receivables of Strax Institute, Inc, the entity into which the purchaser placed the Strax assets. The Company utilized the funds for general working capital purposes.

         During October 2002, the Company's subsidiary, Opus, sold the assets of its TDM Business to Seradyn. The purchase price was $6,000,000, subject to adjustment on a dollar for dollar basis to the extent the net asset value of the purchased assets as shown on a post-closing proforma asset statement was greater the $420,000 or less than $380,000. The Company has received a further payment of $54,970 from Seradyn as a post closing payment adjustment. $600,000 of the purchase price was deposited into an escrow account to be held for indemnity claims, of which $300,000 would be released after one year. As there were no claims on the escrowed money, Seradyn released all of the escrowed funds to the Company during October and December 2003. The Company used the net cash proceeds to pay down debts and liabilities, repayment of the short-term loan and, in December 2002, used $1,835,000 as part of the MCM purchase price. The balance of the funds were used for general working capital purposes.

         During September 2002, warrant holders representing 3,297,700 shares of Common Stock exercised their warrants in the Company's warrant price reduction program. As a result, the Company raised an aggregate of $409,668 and also substantially reduced the number of its outstanding warrants. The Company used the proceeds for general working capital purposes.

         Also during September 2002, the Company entered into a short-term line of credit arrangement with one of its board members, Shrikant Mehta, whereby Mr. Mehta agreed to extend a $500,000 line of credit to the Company for up to 18 months at an interest rate of 11% per annum. In return for the provision of the line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock, exercisable at $0.11 per share for a period of five years. In February 2004, Mr. Mehta and the Company were unable to reach mutually satisfactory terms for the underlying provisions of the loan, and therefore Mr. Mehta relinquished his offer for the line of credit and returned the warrants granted to him related to this arrangement.

         During June 2002, the Company obtained a short-term loan in the principal amount of $250,000, with interest at prime plus 3% per annum and due on September 30, 2003 (see Note E to the Notes to the Consolidated Financial Statements herein). The proceeds of the short-term loan were used to fund an initial loan to MCM (the "MCM Loan") of up to $250,000. On October 10, 2002, the holders of the short-term loan were repaid an aggregate of $250,000 plus accrued interest. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after six months at $0.09 per share for a period of five years.

         During February and March 2001, the Company completed a short-term bridge loan of $300,000 through the issuance of loan notes from officers, directors, related parties and others due on February 28, 2002 together with warrants, the proceeds of which were used principally for working capital and purchase of raw materials previously owned by Oxis, the previous manufacturer and owner of the Opus products. The $300,000 bridge loan notes were secured by the assets of Strax and were due for repayment on February 28, 2002. The bridge loan holders extended the repayment date to October 31, 2002 and continued to receive interest at the rate of 11%. On October 10, 2002, the Company repaid the bridge loan holders in an aggregate of $300,000 plus accrued interest.

         In light of the cash requirement needed to develop the MCM business, the Company is actively seeking funding. The Company will continue its efforts to seek additional funds through funding options, including banking facilities, equipment financing, government-funded grants and private equity offerings. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company's low stock price and current revenue base, and if successful, will not be dilutive to existing stockholders. These funds are required to permit the Company to expand its marketing efforts and for the manufacture of its SteriMed(R) System as well as for general working capital requirements. To date, Management and their affiliates have been the primary resource of funding. In addition, depending upon the outcome of the pending legal actions, additional funding for legal expenses could also be required. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the 2003 financial statements contains an explanatory paragraph expressing a substantial doubt about the Company's ability to continue as a going concern.

         Net cash used in operations for Fiscal 2003 amounted to $5,059,056. Net cash provided by investing activities for Fiscal 2003 amounted to $5,911,125. Net cash flows used for financing activities for Fiscal 2003 amounted to $582,532.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2003.

                                                TOTAL         LESS THAN       1-3 YEARS       MORE THAN
                                                -----         ---------       ---------       ---------
                                                                1 YEAR                         5 YEARS
                                                                ------                         -------
     Long Term Debt Obligations.............      -               -               -               -
     Capital Lease Obligations..............      -               -               -               -
     Operating Lease Obligations............  $165,350        $118,700         $46,650            -

CONTINGENT OBLIGATIONS

Our principal contractual commitments include payments under operating leases.

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

         1. Revenue recognition
               The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

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

         In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 was effective for the Company beginning July 1, 2003 and did not have a material effect on the Company's results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25).

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

RISK FACTORS

         The medical infectious waste disposal industry is subject to extensive federal, state and local laws and regulations, both in the US and overseas. Our business requires us to obtain many different approvals and permits or other types of governmental authorizations for each jurisdiction in which we operate. Other risks that we face are more specifically defined as follows:

         MANUFACTURING
               o    Dependent on third party contractors for SteriMed(R)JR
               o    Long term durability of components
               o Limited manufacturing capacity for SteriMed(R) Seniors within existing premises
               o    Dependent on third party suppliers for components
               o Managerial effort in coordinating international manufacturing sites

         REGULATORY
               o Potential changes in regulatory standards which the SteriMed(R) System might not meet
               o There may be future restrictions to the use of any chemical ingredient of the SterCid(R) formulation
               o    Significant increases in compliance costs

         FINANCIAL RESOURCES
               o Capital equipment such as the SteriMed(R) System requires substantial capital base order to build up inventory and /or lease equipment to third parties.
               o In order to maintain reasonable liquidity, the Company needs to raise funds which might be dilutive to shareholders.
               o There is no assurance that the Company will have adequate financing on acceptable terms when needed.
               o The Company's report from its independent auditors for the year ended September 30, 2003 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.
               o Acquisition opportunities that the Company might undertake could be dilutive to shareholders.
               o The exposure to currency fluctuations on international sales and manufacturing.

         PERSONNEL
               o The Company is reliant upon qualified personnel with technical skills.


ITEM 7.  FINANCIAL STATEMENTS

                                                                     PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          NUMBER
------------------------------------------                          ------

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets at September 30, 2003 and 2002           F-3

Consolidated Statements of Operations for the years ended            F-4
September 30, 2003 and 2002

Consolidated Statements of Stockholders' Equity for years
ended September 30, 2003 and 2002                                    F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2003 and 2002                                          F-6

Notes to Consolidated Financial Statements                           F-7 to F-20


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

         As of December 31, 2003, the directors and executive officers of the Company were:

Name                               Age            Position
----                               ---            --------

George Aaron                       51             Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

Jonathan Joels                     47             Chief Financial Officer,
                                                  Treasurer, Secretary and
                                                  Director

Elliott Koppel                     59             VP Sales and Marketing

Shrikant Mehta                     59             Director

Sol Triebwasser, Ph.D.(1)(2)       81             Director
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

         SHRIKANT MEHTA. Mr. Mehta became a director in 2000. Mr. Mehta has been President and CEO of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1974. He has also served on the Board of Directors of Distinctive Devices, Inc (OTCBB: DDVS) and of various private corporations. He holds a BS in Electrical Engineering from Case Institute of Technology and an MS in Electrical Engineering from Wayne State University.

         SOL TRIEBWASSER, PH.D. Dr. Triebwasser became a director in the mid 1980's. Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights, New York until 1996. He is currently a Research Staff member emeritus at IBM. Since receiving his Ph.D. in physics from Columbia University in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

         Mr. Aaron and Mr. Joels are brothers-in-law.

         The Board of Directors met 6 times in fiscal 2003. Each of the Directors attended at least 75% of the meetings.

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

COMPENSATION OF DIRECTORS

         In October 2002, Mr. Mehta and Mr. Sanjay Mody, a former director, were granted options outside of the Company's Stock Option Plan to purchase 500,000 shares of Common Stock at a price of $ 0.15 per share vesting over two years, and Dr. Triebwasser was granted options under the Company's 2002 Stock Option Plan to purchase 100,000 shares of Common Stock at a price of $0.15 per share vesting over two years. Effective October 2002, the non-employee director's fee is $20,000 per annum.

         See "Certain Relationships and Related Transactions" for information regarding a consulting agreement with Mr. Mehta.

COMPLIANCE WITH SECTION 16(a)
-----------------------------

         Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2003, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2003.

                  ANNUAL COMPENSATION                                  LONG TERM COMPENSATION

                                                                             Awards               Payouts
                                                                             ------               -------
                                                                                    Securities
                                                         Other         Restricted   Underlying
Name and                                                 Annual           Stock       Options       LTIP        All Other
Principal                        Salary       Bonus   Compensation      Award(s)        SARs       Payouts     Compensation
Position           Year            ($)         ($)           ($)           ($)          (#)          ($)           ($)

---------------------------------------------------------------------------------------------------------------------------
George Aaron       2003          240,000     160,000          -0-          -0-       300,000         -0-           -0-
President/CEO      2002          160,000         -0-          -0-          -0-           -0-         -0-           -0-
                   2001          160,000         -0-          -0-          -0-           -0-         -0-           -0-
---------------------------------------------------------------------------------------------------------------------------
Jonathan Joels     2003          176,000     112,000          -0-          -0-       300,000         -0-           -0-
CFO                2002          112,000         -0-          -0-          -0-           -0-         -0-           -0-
                   2001          112,000         -0-          -0-          -0-           -0-         -0-           -0-
---------------------------------------------------------------------------------------------------------------------------
Elliott Koppel     2003           92,000      28,000          -0-          -0-       100,000         -0-           -0-

---------------------------------------------------------------------------------------------------------------------------


         As of September 30, 2003, the Company does not have any written employment agreements with any of its executive officers. Mr. Aaron, Mr. Joels and Mr. Koppel have been paid annual base salaries of $240,000,$176,000, and $92,000 respectively and the Company leases automobiles for Messrs. Aaron and Joels in amounts not to exceed $1,000 and $750 per month, respectively, and also pays their automobile operating expenses. Mr. Koppel is reimbursed $700 per month for automobile expenses plus normal automobile expenses excluding insurance. Messrs. aaron, Joels and Koppel are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies. In October 2002, Messrs. Aaron, Joels and Koppel were paid performance related bonuses of $160,000, $112,000 and $28,000.

         The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. As of September 30, 2003, under the Company's 401 (k) plan there was no matching contribution by the Company.

--------------------------------------------------------------------------------
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                      Individual
                                        Grants

          (a)                (b)         (c)          (d)            (e)

                                         % of
                                        Total
                          Number of    Options/
                         Securities      SARS
          Name           Underlying   Granted to    Exercise
                          Options/    mployee(s)    on Base       Expiration
                            SARs      in Fiscal      Price           Date
                         Granted (#)     Year        ($/Sh)
--------------------------------------------------------------------------------




         George Aaron       300,000      34.8%        $0.15        10/17/12

         Jonathan Joels     300,000      34.8%        $0.15        10/17/12

         Elliott Koppel     100,000      11.6%        $0.15        10/17/12

         -----------------------------------------------------------------------
                          FISCAL YEAR END OPTION VALUE

                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                 OPTIONS AT SEPT. 30, 2003       AT SEPT. 30, 2002
         NAME                    EXERCISABLE/UNEXERCISABLE        EXERCISABLE ($)
         ----                    -------------------------        ---------------

         George Aaron               200,000/200,000                     $-0-

         Jonathan Joels             200,000/200,000                     $-0-

         Elliott Koppel             333,333/ 66,667                     $-0-



STOCK OPTION PLAN

         Due to the pending expiration of both the 1993 Employee Stock Option Plan and 1993 Non-Employee Stock Option Plan, in May 2002 the Company adopted the 2002 Stock Option Plan ("2002 Plan") which was ratified at the Company's Stockholder meeting of June 26, 2002. The 2002 Plan covers 1,500,000 shares of Common Stock reserved for issuance pursuant to the exercise of options granted thereunder. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

         During October 2002, the Company granted a total of 961,000 options to officers, directors, and employees under the 2002 Plan for an aggregate of 961,000 shares of Common Stock. Of these, 300,000 options each were granted to Messrs. Aaron and Joels, 100,000 to Mr. Koppel and 100,000 to Dr. Triebwasser. All of these options, which expire 10 years after the date of grant, were priced at $0.15, vested one third on the grant date and the balance vests over a two year period in equal installments. All options were granted at fair market value or higher at time of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 2003 members of the Company's Compensation/Option Committee were Sol Triebwasser, Ph.D. and Sanjay Mody, neither is an executive officer or employee of the Company or its subsidiaries. During December 2003, Mr. Mody resigned from the Company's Board of Directors and Compensation/Option Committee and Audit Committee. Mr. Mody is the nephew of Mr. Mehta. At the 2004 shareholders meeting, the Company intends to propose additional independent persons to serve as directors of the Company. If elected, those designees will also serve as members of the Compensation/Option Committee and Audit Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2003, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                                                 Amount and Nature     Percentage of
Name of                           Position with                    of Beneficial           Common
Beneficial Owner                  Company                          Ownership (1)           Stock
---------------------------------------------------------------------------------- -------------------
George Aaron                      Chairman of the Board;           3,698,589(2)            17.8%
                                  Chief Executive Officer;
                                  President

Jonathan Joels                    Director; Chief                  3,610,739(3)            17.4%
                                  Financial Officer;
                                  Treasurer;
                                  Secretary

Elliott Koppel                    VP Sales & Marketing               482,567(4)             2.3%

Shrikant Mehta                    Director                         5,751,231(5)            26.2%

Sol Triebwasser, Ph.D.            Director                           107,567(6)              *

All executive officers and                                        13,650,693(7)            58.8%
Directors as a group
(6 persons)


---------------------------
*    Less than one percent (1%)

1. Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2003 pursuant to stock options, warrants and convertible securities.

2. Includes (i) 7,050 shares in retirement accounts, (ii) 17,500 shares underlying warrants presently exercisable, (iii) 100 shares jointly owned with his wife and (iv) 300,000 shares underlying options presently exercisable, and excludes 100,000 shares underlying options which are currently not exercisable.

3. Includes (i) 960,000 shares as trustee for his children, (ii) 10,000 shares underlying warrants presently exercisable, (iii) 17,500 shares underlying warrants owned by his wife for which he disclaims beneficial ownership, (iv) 300,000 shares underlying options presently exercisable, and excludes 100,000 shares underlying options which are currently not exercisable.

4. Includes (i) 30,000 shares underlying warrants and (ii) 366,666 shares underlying options presently exercisable, and excludes 33,334 shares underlying options which are not currently exercisable.

5. Includes (i) 700,000 shares underlying warrants presently exercisable and (ii) 833,333 shares subject to options presently exercisable, and excludes 166,667 shares underlying options which are not currently exercisable.

6. Includes 106,166 shares underlying options presently exercisable and excludes 33,334 shares underlying options which are currently not exercisable.

7. Includes (i) 775,000 shares underlying warrants and (ii) 1,906,167 shares underlying options presently exercisable.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2004, the Company authorized short-term bridge loans for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. As of February 17, 2004, the Company has raised $400,000. Included as part of this short-term bridge loan were executive officers, Messrs. Aaron, Joels and Koppel who contributed $150,000, $150,000 and $50,000, respectively. The funds will be utilized primarily for working capital. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on the royalties due to Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Caprius Common Stock, exercisable at $0.25 per share for a period of five years. The exercise price was in excess of the then market price.

         During Fiscal 2003, MCM purchased approximately $22,000 of components for its SteriMed(R) System from The P.O.M Group, Inc. ("POM") located in Michigan. MCM was introduced to POM by Mr. Mehta, a director of the Company, who is also a principal shareholder in POM. The Company intends to have a continuing relationship with POM. To date, POM has significantly assisted MCM in the design, manufacture and longevity of certain key components of the MCM SteriMed(R) System.

         During September 2002, the Company entered into a short-term line of credit arrangement with Mr. Mehta, whereby he agreed to extend a $500,000 line of credit to the Company for up to 18 months at an interest rate of 11% per annum. In return for the provision of the line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock, exercisable at $0.11 per share for a period of five years. As Mr. Mehta and the Company were unable to reach mutually satisfactory terms in February 2004, Mr. Mehta was relieved from his obligation under the line of credit and he returned the warrants that had been granted to him. Additionally, Mr. Mehta had agreed to provide consulting services for an initial period of one year in connection with the MCM business, specifically relating to the areas of financing and manufacturing, at an annual fee of $100,000 commencing on the closing date of the MCM acquisition. As additional consideration for the Company relieving Mr. Mehta of his obligations for the line of credit, Mr. Mehta waived his rights with respect to the deferred payments owed to him by the Company in the amount $100,000 and the Company forgave Mr. Mehta's obligations to perform consulting services for the Company.

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

         During June 2002, the Company completed a short-term loan aggregating $250,000 through loan notes due on September 30, 2003. Included as part of this short-term loan were executive officers, Messrs. Joels and Koppel who contributed $10,000 and $15,000 respectively, employees of the Company as well as related family members. These funds were used principally to fund the loans to MCM pursuant to the letter of intent. For each $1.00 principal amount loaned, the lender received a warrant to purchase one share of the Company's Common Stock, exercisable after 6 months at $0.09 per share for a period of five years. On October 10, 2002, the Company repaid these loans, plus accrued interest at the prime rate plus 3%.

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

         Separately, and in consideration of their participation in a placement in April 2000 (the "April Placement"), the Company gave the principal investors (including Mr. Mehta, who subsequently became a director) in the placement preemptive rights for a period of three years with respect to their interest in the Company, such that, to the extent of their current interest in the Company, these principal investors each had the right to participate in any sale, for cash, by the Company of Common Stock or shares of preferred stock or other securities that were exercisable for, convertible into or exchangeable for shares of Common Stock in a private placement transaction, subject to certain exceptions. There were no purchases made under these preemptive rights.

         Additionally, in consideration for his participation in the April Placement, the Company separately granted Mr. Mehta options to purchase 500,000 shares of Common Stock, exercisable at $1.00 per share for a period of five years. Mr. Mehta, in conjunction with the termination of the line of credit arrangement previously mentioned, has additionally agreed to return the option agreement for 500,000 options to the Company.

         In October 2002, Mr. Mody, a former Director who resigned effective December 18, 2003, was granted options outside of the Company's Stock Option Plan to purchase 500,000 shares of Common Stock at a price of $ 0.15 per share vesting over two years and exercisable for ten years.

         The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in the litigations mentioned in Item 2 of this report, subject to review of the legal bills and in compliance with applicable regulations and laws, with respect to claims made against them in their corporate capacities. Each of them undertook to repay his advances in the event it was determined that he was not entitled to be indemnified as to the claim for which he received the advances. No determination of advances has been made for fiscal year ended September 30, 2003.

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

3.8 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).

4.1 Form of Warrant issued to certain employees in connection with Registrant's Bridge Financing in March 2000 (incorporated by reference to Exhibit 4.7 to Registrant's July 2000 Form SB-2).

4.2 Form of Series A Warrant from Registrant's April 2000 private placement of Units (the "April Private Placement") (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, filed April 28, 2000 (the "April 2000 Form 8-K")).

4.3 Form of Series B Warrant from the April Private Placement (incorporated by reference to Exhibit 10.3 to Registrant's April 2000 Form 8-K).

4.4 Form of Warrant issued to each of Sandra Kessler and Nicholas Kessler, by and through his Guardian ad litem (incorporated by reference to Exhibit 4.10 to Registrant's September 2000 Form 10-KSB).

4.5 Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2001).

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

10.6.1 Form of Stock Purchase Agreement regarding the April Private Placement (incorporated by reference to Exhibit 10.1 to Registrant's April 2000 Form 8-K).

10.6.2 Letter Agreement, dated March 27, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.4 to Registrant's April 2000 Form 8-K).

10.6.3 Letter Agreement, dated March 29, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.5 to Registrant's April 2000 Form 8-K).

10.6.4 Form of Option Agreement granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit 10.17 to Registrant's 2000 Form SB-2).

10.7.1 Purchase and Sale Agreement, dated as of October 9, 2002, Among Registrant, Opus and Seradyn, Inc. ("Seradyn") (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2002 (the "October 2002 Form 8-K")).

10.7.2 Royalty Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.2 to Registrant's October 2002 Form 8-K).

10.7.3 Non-compete Agreement, dated as of October 9, 2002, between Opus and (incorporated by reference to Exhibit 10.3 to Registrant's October 2002 Form 8-K).

10.7.4 Consulting Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.4 to Registrant's October 2002 Form 8K).

10.8.1 Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of December 17, 2002 (the December 2002 Form 8-K").

10.8.2         Stockholders Agreement, dated December 17, 2002, among M.C.M.
               Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant's December 2002 Form 8K).

10.8.3 Form of Unsecured Promissory Notes, issued for the short-term Loan (incorporated by reference to Exhibit 10.13.3 to Registrant's September 2002 Form 10-KSB.)

10.8.4 Form of Subscription Agreement relating to the short-term Loan (incorporated by reference to Exhibit 10.13.4 to Registrant's September 2002 Form 10-KSB).

10.8.5 Form of Common Stock Purchase Warrant relating to the short-term Loan (incorporated by reference to Exhibit 10.13.5 to Registrant's September 2002 Form 10-KSB).

10.9.1 Form of Common Stock Warrant relating to Line of Credit (incorporated by reference to Exhibit 10.14 to Registrant's September 2002 Form 10-KSB).

10.10.1        Stock Purchase Agreement, among Registrant, Strax Institute
               Inc. and Eastern Medical Technologies, Inc. dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2003 (the "October 2003 Form 8K")).

10.10.2        Non-negotiable Promissory Note of Eastern Medical
               Technologies, Inc. to Registrant, dated September 30, 2003 (incorporated by reference to Exhibit 10.2 to Registrant's October 2003 Form 8-K).

10.10.3 Security Agreement among Eastern Medical Technologies, Inc., Strax Institute, Inc., and Registrant Institute Inc., dated as of September 30, 2003 (incorporated by reference to Exhibit 10.3 to Registrant's October 2003 Form 8K).

10.10.4 Management Services Agreement between Registrant and Strax Institute Inc., dated as of September 30, 2003 (incorporated by reference to Exhibit 10.4 to Registrant's October 2003 Form 8-K).

10.10.5 Settlement Letter among BDC Corp. d/b/a/ BDC Consulting Corp, Registrant and George Aaron, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.5 to Registrant's October 2003 Form 8K).

 10.11.1*      Form of Secured Promissory Note issued for the short-term
               Bridge Loans.

10.11.2* Form of Common Stock Purchase Warrant relating to the short-term Bridge Loans.

10.11.3* Form of Guaranty and Security Agreement relating to the short-term Bridge Loans.

21*            List of Company's subsidiaries

23.1* Consent of BDO Seidman, LLP, independent certified public accountants

31.1*          Rule 13a-14(a)/15d-14(a) Certification

31.2*          Rule 13a-14(a)/15d-14(a) Certification

32.1*          Section 1350 - Certification

32.2*          Section 1350 - Certification


*   Filed herewith

(b)      Reports on Form 8-K: None

ITEM 14.     CONTROLS & PROCEDURES
--------     ---------------------

         The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2003 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February 2004

CAPRIUS, INC.


By: /s/Jonathan Joels
    ----------------------------
    Jonathan Joels, CFO and
    Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.


  SIGNATURE                                TITLE                      DATE
  ---------                                -----                      ----


 /s/George Aaron                   Chairman of the Board,      February 18, 2004
-----------------------------      President and CEO
George Aaron


/s/Jonathan Joels                  Director, CFO and           February 18, 2004
----------------------------       Treasurer
Jonathan Joels


----------------------------       Director                    February 18, 2004
Shrikant Mehta


/s/Sol Triebwasser                 Director                    February 18, 2004
---------------------------
Sol Triebwasser, Ph.D.

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

Notes to Consolidated Financial Statements               F-7 to F-20

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Caprius, Inc.

         We have audited the accompanying consolidated balance sheets of Caprius, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caprius, Inc. and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company and its subsidiaries have suffered recurring losses from operations. Furthermore, as discussed in Note H (2) the Company and its principal officers and directors are defendants in certain legal proceedings whereby the plaintiffs are seeking unspecified monetary damages as well as the removal of the defendant officers as shareholders of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to this matter are described in Note A.



                                                      /s/ BDO Seidman, LLP


Boston, Massachusetts
November 14, 2003, except for Notes E and N, which are as of February 18, 2004.

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2003      September 30, 2002
                                                                              -------------------     -------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $           774,819     $           505,282
     Accounts receivable, net of reserve for bad debts of $6,500
          and $13,000 at September 30, 2003  and 2002                                      79,660                 141,731
     Inventories                                                                          820,484                       -
     Other current assets                                                                  78,634                   6,948
     Due from sale of Strax-short-term                                                    308,037                       -
     Net assets of TDM business segment                                                         -               2,511,147
                                                                              -------------------     -------------------
         Total current assets                                                           2,061,634               3,165,108
                                                                              -------------------     -------------------

PROPERTY AND EQUIPMENT:
     Office furniture and equipment                                                       153,222                 193,469
     Medical equipment                                                                          -                 314,318
     Equipment for lease                                                                  108,321                       -
     Leasehold improvements                                                                18,119                     950
                                                                              -------------------     -------------------
                                                                                          279,662                 508,737
     Less:  accumulated depreciation                                                      123,902                 478,136
                                                                              -------------------     -------------------
         Net property and equipment                                                       155,760                  30,601
                                                                              -------------------     -------------------

OTHER ASSETS:
     Due from sale of Strax-long-term                                                     103,973                       -
     Note receivable                                                                            -                 350,000
     Deferred financing cost, net of accumulated amortization of
          $29,913 and $2,301 at September 30, 2003 and September 30, 2002                  11,437                  39,049
     Deferred acquisition costs                                                                 -                 189,463
     Goodwill                                                                             737,010                       -
     Intangible assets net of accumulated amortization of $213,417
          at September 30, 2003                                                           826,583                       -

     Other                                                                                 13,330                  22,794
                                                                              -------------------     -------------------
         Total other assets                                                             1,692,333                 601,306

                                                                              -------------------     -------------------
TOTAL ASSETS                                                                  $         3,909,727     $         3,797,015
                                                                              ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable, net of unamortized discount of $5,000 at
         September 30, 2002                                                   $                 -     $           546,650
     Accounts payable                                                                   1,109,080                 408,841
     Accrued expenses                                                                     469,024                 198,087
     Accrued compensation                                                                 110,940                  86,018
     Current maturities of long-term debt and capital lease obligations                         -                  12,806
                                                                              -------------------     -------------------
         Total current liabilities                                                      1,689,044               1,252,402

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES                         -                  22,226

TOTAL LIABILITIES                                                                       1,689,044               1,274,628
                                                                              -------------------     -------------------

MINORITY INTEREST IN MCM SUBSIDIARY                                                        20,000                       -
                                                                              -------------------     -------------------


STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued and outstanding - Series A, none; Series B, convertible,
          27,000 shares at September 30, 2003 and September 30, 2002.
         Liquidation preference $2,700,000                                              2,700,000               2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 20,469,062 shares at September 30, 2003
         and 20,419,062 shares at September 30, 2002                                      204,691                 204,191
     Additional paid-in capital                                                        67,581,258              67,579,258
     Accumulated deficit                                                              (68,283,016)            (67,958,812)
     Treasury stock (22,500 common shares, at cost)                                        (2,250)                 (2,250)
                                                                              -------------------     -------------------
         Total stockholders' equity                                                     2,200,683               2,522,387
                                                                              -------------------     -------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $         3,909,727     $         3,797,015
                                                                              ===================     ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Years Ended September 30,
                                                                              --------------------------------------------
                                                                                      2003                    2002
                                                                              -------------------     --------------------

REVENUES:
      Product sales                                                             $         501,879     $                  -
      Rental revenues                                                                      48,700
      Consulting income                                                                    50,000                        -
                                                                              -------------------     --------------------
          Total revenues                                                                  600,579                        -
                                                                              -------------------     --------------------

OPERATING EXPENSES:
      Cost of product sales                                                               330,373                        -
      Cost of rental revenue                                                               27,335
      Research and development                                                            122,116                        -
      Selling, general and administrative                                               4,155,660                1,582,636
                                                                              -------------------     --------------------
          Total operating expenses                                                      4,635,484                1,582,636
                                                                              -------------------     --------------------

          Operating loss                                                               (4,034,905)              (1,582,636)

Interest expense                                                                          (17,962)                       -
                                                                              -------------------     --------------------

      Loss from continuing operations                                                  (4,052,867)              (1,582,636)

      Income from operations of discontinued TDM business
      segment (including gain on disposal of $3,214,189 in October 2002)                3,287,587                1,421,633
      Loss from operations of discontinued Strax business segment
      (including gain on disposal of $125,658 at September 30, 2003)                      (18,830)                (256,690)
                                                                              -------------------     --------------------

      Loss before minority interest                                                      (784,110)                (417,693)

      Loss applicable to minority interest                                               (459,906)                       -
                                                                              -------------------     --------------------

      Net Loss                                                                  $        (324,204)    $           (417,693)
                                                                              ===================     ====================

Net income (loss) per basic and diluted common share
      Continuing operations                                                     $           (0.18)    $              (0.09)
      Discontinued operations                                                                0.16                     0.07
                                                                              -------------------     --------------------

      Net income (loss) per basic and diluted common share                      $           (0.02)    $              (0.02)
                                                                              ===================     ====================

Weighted average number of common shares outstanding,
      basic and diluted                                                                20,402,315               17,171,140
                                                                              ===================     ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Preferred Stock          Common Stock $0.01 Par Value
                                   -----------------------------    ----------------------------    Additional
                                       Number                          Number                        Paid-in      Accumulated
                                     of Shares        Amount         of Shares        Amount         Capital        Deficit
                                   ---------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                27,000    $ 2,700,000       17,121,362       $ 171,214   $ 67,154,517  $ (67,541,119)

Fair value of warrants issued in connection
MCM financing                                   -              -                -               -          6,700              -

Fair value of warrants issued in connection
with line of credit agreement                   -              -                -               -         41,350              -

Exercise of warrants issued in connection
with bridge financing                           -              -           38,500             385          7,315              -

Exercise of Series A warrants                   -              -        2,172,800          21,728        217,280              -

Exercise of Series B warrants                   -              -        1,086,400          10,864        152,096              -

Net loss                                        -              -                -               -              -       (417,693)
                                   ---------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                27,000      2,700,000       20,419,062         204,191     67,579,258    (67,958,812)

Exercise of options                             -              -           50,000             500          2,000              -

Net loss                                        -              -                -               -              -       (324,204)
                                   ---------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003                27,000    $ 2,700,000       20,469,062       $ 204,691   $ 67,581,258  $ (68,283,016)
                                   =============================================================================================


TABLE CONTINUED


                                                  Treasury Stock $0.01 Par Value    Total
                                                  ------------------------------
                                                      Number                    Stockholders'
                                                    of Shares        Amount         Equity
                                                 ----------------------------------------------

BALANCE, SEPTEMBER 30, 2001                               22,500       $ (2,250)   $ 2,482,362

Fair value of warrants issued in connection
MCM financing                                                  -              -          6,700

Fair value of warrants issued in connection
with line of credit agreement                                  -              -         41,350

Exercise of warrants issued in connection
with bridge financing                                          -              -          7,700

Exercise of Series A warrants                                  -              -        239,008

Exercise of Series B warrants                                  -              -        162,960

Net loss                                                       -              -       (417,693)
                                   ------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                               22,500         (2,250)     2,522,387

Exercise of options                                            -              -          2,500

Net loss                                                       -              -       (324,204)
                                   ------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003                               22,500       $ (2,250)   $ 2,200,683
                                   ============================================================


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended September 30,
                                                                            2003                2002
                                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                          $       (324,204)   $       (417,693)
    Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
         Minority interest in loss of MCM                                     (459,906)                  -
         Gain on sale of TDM business                                       (3,214,189)                  -
         Gain on sale of Strax business                                       (125,658)
         Amortization of discount on bridge financing                           30,962              10,651
         Depreciation and amortization                                         271,164             243,961
         Impairment of Goodwill                                                      -              67,356
         Changes in operating assets and liabilities:
             Accounts receivable, net                                         (272,363)            123,560
             Inventories                                                      (603,012)             71,338
             Other current assets                                              (58,338)             (1,624)
             Accounts payable and accrued expenses                            (303,512)            244,388
                                                                      -----------------   -----------------
                 Net cash (used in) provided by operating activities        (5,059,056)            341,937
                                                                      -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of TDM business                                       6,000,000                   -
    Change in Deferred Acquisition Costs                                             -            (189,463)
    Acquisition of MCM, net of cash acquired (including loans to MCM)          (88,875)           (350,000)
                                                                      -----------------   -----------------
                 Net cash provided by (used in) investing activities         5,911,125            (539,463)
                                                                      -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:


    Proceeds from issuance of common stock                                       2,500             409,668
    Proceeds from issuance of debt and warrants                                      -             250,000
    Repayment of debt and capital lease obligations                           (585,032)            (46,636)
                                                                      -----------------   -----------------
                 Net cash (used in) provided by financing activities          (582,532)            613,032
                                                                      -----------------   -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      269,537             415,506

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   505,282              89,776
                                                                      -----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $        774,819    $        505,282
                                                                      =================   =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest during the period                          $         29,270    $         55,119
                                                                      =================   =================

NON CASH TRANSACTIONS:

    Sale of Strax Business Segment in exchange for Note Receivable    $        412,000    $              -



        The accompanying notes are an integral part of these consolidated financial statements.

(NOTE A) - Business and Basis of Presentation
---------------------------------------------

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. After the close of the 2002 fiscal year, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). Until the end of 2003 fiscal year, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida. On September 30, 2003, the Company completed the sale of the Strax Institute ("Strax") to Eastern Medical Technologies. The sale consisted of the business of the Strax Institute comprehensive breast imaging center located in Lauderhill, Florida.

         During the fiscal year ended September 30, 2003, the Company's operations were medical infectious waste business. In fiscal year ended September 30, 2002 the Company's operations were two business segments: imaging and rehabilitation services ("Strax") and the therapeutic drug monitoring assay business (the "TDM Business").

         As discussed in Notes J & L, the Company disposed of it's TDM business in October, 2002 and Strax effective September 30, 2003. Operations related to the TDM business and Strax have been reclassified to discontinued operations for the years ended September 30, 2003 and 2002.

         The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The Company and its subsidiaries have incurred substantial losses in recent years, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company and its subsidiaries have available cash and cash equivalents of $774,819 at September 30, 2003. The Company and its subsidiaries intend to utilize the funds for working capital purposes to continue developing the business of MCM. The Company and its subsidiaries continue to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings in order to provide capital for future expansion. In addition, depending upon the outcome of the pending legal action, additional funds could be required to cover legal expenses. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.

 (NOTE B) - Summary of Significant Accounting Policies
 -----------------------------------------------------

         [1] Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         [2] Revenue recognition

         The breast imaging center (sold in fiscal 2003) recognized revenue as services were provided to patients. Reimbursements for services provided to patients covered by Blue Cross/Blue Shield, Medicare, Medicaid, HMOs and other contracted insurance programs are generally less than rates charged by the Company. Differences between gross charges and estimated third-party payments were recorded as contractual allowances in determining net patient service revenue during the period that the services are provided.

         Revenue from the sale of a comprehensive line of assays for therapeutic drug monitoring (sold in fiscal 2003) was recognized when the products were shipped to the customer.

         Revenues from the MCM medical waste business are recognized when SteriMed units are sold or rented to customers. Units under rental programs are billed on a monthly basis. Any disposables or additional services, including training and maintenance, are billed when shipped or provided. EITF Issue No. 00-21 was effective for the Company beginning July 1, 2003, and did not have a material effect on the Company's results of operations.

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

         Asset Classification                        Useful Lives
         --------------------                        ------------
         Medical equipment                           5-8 years
         Office furniture equipment                  3-5 years
         Leasehold Improvements                      Term of Lease

         [6] Long-Lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company and its subsidiaries review the carrying values of their long-lived assets (other than goodwill) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

         [7] Goodwill and other intangibles

         The Company and its subsidiaries account for goodwill and other intangibles assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, and how goodwill and other intangible assets should be accounted for after it has been initially recognized. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized.

         At September 30, 2003, goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business.

         Other intangible assets include technology, customer relationship and permits and are amortized on a straight-line basis over three to five years. Total amortization expense related to the other intangible assets for the years ended September 30, 2003 and 2002 were $213,417 and $0, respectively.

Intangible Assets:

                                                ACCUMULATED       NET BOOK
         ASSET TYPE               COST         AMORTIZATION        VALUE

Technology                      $550,000         $137,500          $412,500
Permits                          290,000           45,917          244, 083
Customer Relationships           200,000           30,000           170,000
                              ----------        ---------        ----------
                              $1,040,000         $213,417          $826,583


Expected amortization over the next 5 years:


         FISCAL PERIOD            AMORTIZATION

             2004                  $281,333
             2005                   281,333
             2006                   143,834
             2007                    98,000
             2008                    22,083
                                   --------
                                   $826,583
                                   --------


         During the year ended September 30, 2002, the Company and its subsidiaries had determined that the carrying amount of certain long-lived assets of the Strax Institute may not be recoverable. The resultant impairment of long-lived assets necessitated a write-down of $67,356 of goodwill of the Strax Institute for the year ended September 30, 2002. This impairment charge is included in the accompanying consolidated statements of operations under the heading of loss from operations of discontinued Strax business segment.

         [8]  Net loss per share

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

         [11] Financial instruments

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

         [12] Foreign currency

         The Company follows the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of the Company's foreign subsidiary is the U.S. dollar. All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for certain assets, which are measured at historical rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Exchange gains and losses included in the accompanying consolidated statements of operations are $24,267 and $0 for the years ended September 30, 2003 and 2002.

         [13] Recent Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 was effective for the Company beginning July 1, 2003, and did not have a material effect on the Company's results of operations.

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

         [14] Stock-Based Compensation

         The Company accounts for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

         In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will account for its stock-based compensation under the Accounting Principles Board (APB) No. 25 and elect the disclosure-only alternative under SFAS No. 148. The Company has computed the pro forma disclosures under SFAS No. 148 for options and warrants granted using the Black-Scholes option-pricing model for the years ended September 30, 2003 and 2002. The assumptions used during the years ended September 30, 2003 and 2002 were as follows:

                                                            September 30,
                                                        2003      2002
                                                      -------   -------
Risk free interest rate                                 5.00%     5.59% - 7.78%
Expected dividend yield                                   --             --
Expected lives                                        10 years     10 years
Expected volatility                                       80%          80%
Weighted average value of grants per share               $.10          $.05
Weighted average remaining contractual life of
  options outstanding (years)                             5.9           4.7


         The pro forma effect of applying FAS No. 148 would be as follows:

                                                                              Years Ended
                                                                             September 30,
                                                                         2003             2002
                                                                      -------------------------
   Net Loss, as reported                                              $(324,204)         $(417,693)

   Add:  Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                                               --                 --

   Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related taxes                        (112,544)          (88,224)
                                                                      ----------         --------

   Pro forma net loss                                                 $(436,748)         $(505,917)
                                                                      =========          ========

   Earnings per share:
   Basic and diluted - as reported                                       $(0.02)            $(0.02)
                                                                      ---------         ---------
    Basic and diluted - pro forma                                        $(0.02)           $(0.03)
                                                                      ---------         ---------


         [15] Concentration of Credit Risk and Significant Customers

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

         Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management's expectations. For the year ended September 30, 2003, one customer accounted for approximately 30% of the consolidated total revenue. Accounts receivable due from this customer as of September 30, 2003 amounted to $47,000. There were no significant customers for the year ended September 30, 2002.

         The Company has cash on deposit with 2 banks that exceeds the federally insured limits by approximately $584,000 as of September 30, 2003. The Company has not experienced any losses in such accounts and management believes they are not exposed to any significant credit risk on cash.

(NOTE C) - Accrued Expenses
---------------------------

         Accrued Expenses consist of the following:

                                            September 30, 2003  September  30,2002

         Accrued professional fees              $ 55,000          $ 121,087
         Directors fees                           60,000             15,000
         Accrued taxes                           160,000                  -
         Accrued royalties                       112,299                  -
         Accrued exp related to Strax             55,052                  -
         Accrued - Other                          26,673             12,000
         Accrued exp related to Opus                  -              50,000
                                                --------           --------
                                                $469,024           $198,087
                                                ========           ========



(NOTE D) -Inventory
-------------------

         Inventories consist of the following:

                                     SEPTEMBER 30,    SEPTEMBER 30,
                                         2003              2002
                                         ----              ----
               Raw materials        $569,100            $    -
               Finished goods        251,384
                                    --------            --------
                                    $820,484            $    -
                                    =========           ========




(NOTE E) - Notes Payable and Line of Credit
-------------------------------------------

Bridge loan Financing
---------------------

         During 2001, the Company completed a short term bridge loan of $300,000, through the issuance of loan notes bearing interest at 11% together with warrants to purchase common stock of the Company. Of the total proceeds, $250,000 of loans were from officers and directors of the Company and related parties. The $300,000 bridge loan notes were due for repayment on February 28, 2002, which was extended to October 31, 2002. On October 10, 2002, the Company repaid the bridge loan holders the $300,000 plus accrued interest. The fair value of warrants issued in connection with the bridge loan amounting to $12,000 was reflected as a discount to the face value of the bridge loan. The notes were collateralized by substantially all assets of the Company.

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

Line of Credit
--------------

         During 2002, the Company entered into a $500,000 line of credit agreement with Mr. Mehta, a board member of the Company, that was to expire on March 2004. Borrowings under the line were to bear interest at 11% per annum. In connection with this agreement, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.11. The warrants were exercisable immediately and were to expire in September 2007. These warrants were determined to have a market value of $41,350 which is being amortized over the term of the related debt agreement. In February 2004, Mr. Mehta and the Company were unable to reach mutually satisfactory terms for the underlying provisions of the loan, and therefore Mr. Mehta relinquished his offer for the line of credit and returned the warrants granted to him.

(NOTE F) - Capital Lease Obligations
------------------------------------

         Capital lease obligations at September 30, 2003 and 2002 consisted of the following:

                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                       2003               2002
                                                                       ----               ----
Various capital leases, secured by the respective medical
equipment, interest rates ranging from 10.0% - 12.7%,
monthly payments of principal and interest ranging from
$1,720 to $3,700, maturities ranging from November 2002 to
October 2004.                                                    $          -       $     35,032

Less:  current maturities                                                   -             12,806
                                                                 ------------       ------------
                                                                 $          -       $     22,226
                                                                 ============       ============



         As of September 30, 2003 the Company has no capital lease obligations due to the sale of the Strax Institute. All of the obligations for the equipment disclosed in Fiscal 2002 was transferred in the sale of the Strax Institute.

(NOTE G) - Income Taxes
-----------------------

         At September 30, 2003 and 2002, the Company had a deferred tax asset totaling approximately $17,680,000 and $17,800,000 respectively, due primarily to net operating loss carryovers. A valuation allowance was recorded in 2003 and 2002 for the full amount of this asset due to uncertainty as to the realization of the benefit.

         The Company's Israeli subsidiary had carried forward losses for tax purposes in the amount of approximately $6 million. A valuation allowance has been recorded for the full amount of the deferred tax assets generated from these loss carry forwards due to uncertainty as to the realization of the benefit.

         At September 30, 2003 the Company had available net operating loss carryforwards for tax purposes, expiring through 2023 of approximately $52,010,000. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

(NOTE H) - Commitments and Contingencies
----------------------------------------

         [1]  Operating leases

         The Company leases facilities under non-cancelable operating leases expiring at various dates through fiscal 2005. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all operating leases totaled approximately $235,250 and $215,000 for the years ended September 30, 2003 and 2002, respectively.

         Future minimum rental commitments under operating leases are as follows:

         Fiscal Year               Amount
         -----------               ------
             2004                  118,700
             2005                   46,650
                                 ---------
            Total                $ 165,350
                                 =========


         2]  Legal proceedings

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). The counts in the complaints are for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Derivative Action also alleges that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action. The Company has answered the complaints and has asserted affirmative defenses. The parties exchanged written discovery in the State Court Action. No depositions were taken. In January 2003, motions were made on behalf of the Company and Messrs. Aaron and Joels to dismiss both the Federal Derivative Action and the State Court Action. On April 25, 2003, the Court in the State Court Action denied the portion of the motion which sought dismissal of the breach of contract claim but granted the motion to dismiss with respect to the counts for fraud and misrepresentation and respondeat superior against the Company based upon such fraud, but gave the plaintiff leave to amend his complaint to replead with sufficient specificity the counts predicated upon alleged fraud. An amended complaint was filed in the State Court Action on May 15, 2003. The Company answered the amended complaint and asserted affirmative defenses. The Court also ordered the parties to proceed with mediation in an attempt to resolve the dispute. Mediation took place on June 24, 2003, and concluded without resolution of the action. On or about September 5, 2003, the Company resolved the State Court Action by making an Offer of Judgment, which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on the part of the defendants, the Company made a payment of $125,000 to the plaintiff. The motion to dismiss the Federal Derivative Action is currently pending before the Federal Court. In addition, the plaintiff has filed a cross-motion to amend his complaint to add allegations of securities violations against George Aaron, Jonathan Joels, Shrikant Mehta and former director, Sanjay Mody.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action. The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The plaintiff is a relative of the wife of the plaintiff in the previously disclosed direct and derivative actions against the defendants. The allegations in the purported class action are substantially similar to those in the other two actions. The complaint seeks an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. No answer has yet been filed to this complaint as the parties agreed to extend the Company's time to answer the complaint. Since January 1, 2003 an order was entered in the Federal District Court in New Jersey consolidating the derivative action and the class action. The order further provides that the time for the defendants to answer or otherwise move with respect to the complaint in the class action is extended. The order also provides that all discovery in the consolidated actions is stayed pending resolution of the motions to dismiss. On April 9, 2003, an amended complaint was filed in the purported class action naming an additional plaintiff. On September 23, 2003, the Court entered an order: (1) appointing plaintiffs Eugene Schwartz and Dallas Williams as lead plaintiffs; and (2) appointing the law firm of Lowenstein Sandler as lead counsel for the class. On November 21, 2003, the defendants made a motion to dismiss the purported class action. That motion is currently pending.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Note K of this report for information regarding the Company's investment in MCM. Although the Company believes there was no merit to the plaintiff's claim, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The $83,000 is included in the accompanying consolidated balance sheet as of September 30, 2003 under the caption of Due from sale of Strax. The Company has made a claim for indemnification.

(NOTE I) - Capital Transactions
-------------------------------

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

         In connection with various bridge financing agreements entered into during fiscal year 2000, the Company issued warrants to purchase 368,500 shares of common stock at exercise prices ranging from $0.20 to $1.00 (see below). Warrants to purchase 68,750 shares at $0.20 per share were exercised in October 2000. Warrants to purchase 38,500 shares at $0.20 per share were exercised in September 2002. As of September 30, 2003, there were warrants outstanding to purchase 261,250 shares of common stock at an exercise price of $0.20 per share. These warrants expire at various dates through March 2005.

         In connection with the equity placement completed during fiscal year 2000, the Company issued 2,600,000 Series A warrants and 1,300,000 Series B warrants. Series A warrants to purchase 2,172,800 shares at $0.11 per share were exercised in September 2002. Series B warrants to purchase 1,086,400 shares at $0.15 per share were exercised in September 2002. As of September 30, 2003, there were Series A and B warrants outstanding to purchase 640,800 shares of common stock at exercise prices ranging from $0.50 to $0.75, with a weighted average exercise price of $0.58.

         In connection with MCM financing entered into during 2002, the Company issued warrants to purchase 250,000 shares of common stock at $0.09. The market value of the warrants issued was determined to be $6,700, which is being amortized over the life of the related debt. These warrants expire in September 2007.

         In connection with bridge financing entered into during 2001, the Company issued warrants to purchase 300,000 shares of common stock at $0.08. The warrants were determined to have a market value of $12,000 which was amortized over the term of the related debt. These warrants expire in February 2006.

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

         [4]  Stock options
              -------------

         The Company has an Incentive and Nonqualified Stock Option Plan which provides for the granting of options to purchase not more than 100,000 shares of common stock. Exercise prices for any incentive options are at prices not less than the fair market value at the date of grant, while exercise prices for nonqualified options may be at any price in excess of $.01. When fair market value at the date of issuance is in excess of the option exercise price, the excess is recorded as compensation expense. There were no options outstanding under this plan as of September 30, 2003.

         During 2002, the Company adopted a stock option plan for both employees and non-employee directors. The employee and Directors stock option plan provides for the granting of options to purchase not more than 1,500,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any options will be determined by the option committee. The plan expires May 15, 2012. As of September 30, 2003, there were 961,000 options outstanding under the 2002 plan, exercisable at $0.15 per share. During October 2002, the Company granted a total of 961,000 options to officers, directors, and employees under the 2002 plan. All options are exercisable at $0.15 per share vesting one third immediately and the balance equally over a two year period.

         During 1993, the Company adopted a employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 1,000,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 200,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expired May 25, 2003.

         Stock option transactions under the 2002 plan are as follows:

                                                                           Weighted Average
                                        Number of        Option Price       Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2002               50,000             $0.05               $0.05

Granted in 2003                          961,000             $0.15               $0.15

Exercised in 2003                        (50,000)            $0.05               $0.05
                                         -------             -----               -----

Balance, September 30, 2003              961,000             $0.15               $0.15
                                         =======             =====               =====


         Stock option transactions under the 1993 plan are as follows:

                                                                           Weighted Average
                                        Number of        Option Price       Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2001              901,500         $0.15 - $ 5.00          $0.45

Cancelled in 2002                       (157,000)        $0.15 - $ 5.00           1.33
                                        --------         --------------          -----

Balance, September 30, 2002              744,500         $0.15 - $ 5.00          $0.26

Cancelled in 2003                        (15,000)        $0.84 - $ 2.93           1.40
                                        --------         --------------          -----

Balance, September 30, 2003              729,500         $0.15 - $ 5.00          $0.24
                                        ========         ==============          =====


         Stock option transactions not covered under the option plans in the fiscal years 2002 and 2003 are as follows:

                                                                           Weighted Average
                                        Number of        Option Price       Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2001 and 2002     1,053,861      $0.10 - $20.10           $0.89

Granted in 2003                          1,000,000           $0.15               $0.15

Cancelled in 2003                           (1,287)         $16.20              $16.20
                                        ----------      --------------          ------
Balance, September 30, 2003              2,052,574      $0.10 - $20.10           $0.52
                                        ==========      ==============          ======


                                                                           Range of           Weighted
                                                                          Price Per        Average Price
Options exercisable at September 30, 2003            Number of Shares       Share            Per Share
-----------------------------------------            ----------------   -------------      ------------

Plan shares                                             1,370,167       $0.15 -$5.00            $0.20
Non-plan shares                                         1,719,240       $0.10 -$20.10           $0.60


The following table summarizes information about stock options outstanding at September 30, 2003:

                                                 Outstanding Options
                                ---------------------------------------------------
                                                     Weighted-
                                     Number           Average        Weighted-
             Range of            Outstanding at      Remaining        Average
             Exercise             September 30,     Contractual       Exercise
              Prices                  2003         Life (years)        Price
        ---------------------------------------------------------------------------
          $0.10 - $0.25            2,726,000          8.2          $   0.15
            0.75-1.00              1,000,000          1.7              0.88
               2.93                   10,000          2.4              2.93
               5.00                    4,500          1.5              5.00
           15.80-20.10                 2,574          1.0             17.95
        ---------------------------------------------------------------------------
          $0.10 - $20.10           3,743,074          6.4          $   0.37
        ===========================================================================


                                                  Exercisable Options
                                ---------------------------------------------------
                                                     Weighted-
                                     Number           Average        Weighted-
             Range of            Outstanding at      Remaining        Average
             Exercise             September 30,     Contractual       Exercise
              Prices                  2003         Life (years)        Price
        ---------------------------------------------------------------------------
           $0.10-$0.25             2,072,333          7.9          $   0.16
            0.75-1.00              1,000,000          1.7              0.87
               2.93                   10,000          2.4              2.93




               5.00                    4,500          1.5              5.00
           15.80-20.10                 2,574          1.1             17.95
        ---------------------------------------------------------------------------
          $0.10 - $20.10           3,089,407          5.9          $   0.42
        ===========================================================================



(NOTE J) - Disposal of TDM business segment
-------------------------------------------

         Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The sold assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Assets applicable to the TDM business segment net of liabilities assumed were segregated in the Company's balance sheet at September 30, 2002 and shown as net assets of the TDM business segment. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for fiscal years 2003 and 2002, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations.

         A summary of net assets of the TDM business segment at September 30, 2002 were as follows:

                                                            2002
                                                      ---------------
                 Current assets                             $638,609
                 Property and equipment                       34,923
                 Intangible assets                         2,001,937
                 Liabilities                                 164,322
                                                      ---------------
                      Net assets                          $2,511,147
                                                      ===============


         A summary of operations of the TDM business segment for the years ended
September 30, 2003 and 2002 is as follows:

                                                   2003                2002
                                                   ----                ----
                 Revenues                         $96,698          $2,170,446
                 Operating Expenses                23,300             748,813
                                                  -------          ----------
                 Income from Operations           $73,398          $1,421,633
                                                  =======          ==========



(NOTE K) - Acquisition of majority interest in MCM Environmental Technologies,
------------------------------------------------------------------------------
Inc.
----

         On December 17, 2002, the Company completed the acquisition of 57.53% of the capital stock of MCM Environmental Technologies ("MCM"). The Company acquired its interest for a purchase price of $2.4 million. MCM is engaged in the medical infectious waste business. Upon closing, Caprius designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-set determination calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock. The acquisition was financed through proceeds from the sale of the TDM business. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity or restructured. Legal and other costs incurred in 2002 directly related to the acquisition totaled $189,463, and are included in deferred acquisition costs in the accompanying consolidated balance sheet as of September 30, 2002. These costs were allocated to the purchase price of MCM during the year ended September 30, 2003. The acquisition was accounted for using the purchase method of accounting under which the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values.

         A summary of the acquisition of MCM Environmental Technologies:

                   Current Assets                        $ 2,313,851
                   Net PP&E                                  215,558
                   Liabilities                            (1,446,513)
                                                         -----------
                   Net Tangible Assets                   $ 1,082,896
                                                         ===========


                   Net Tangible Assets (57.53% Interest) $   622,990
                   Goodwill & Intangible Assets            1,770,010
                                                         -----------
                        Total Acquisition Cost           $ 2,400,000
                                                         ===========



                  Pro forma combined results of operations of the Company and the MCM business acquired in December 2002 for the periods ended September 30, 2003 and 2002, assuming that the transaction had occurred on October 1, 2001 and after giving effect to certain pro forma adjustments are as follows:


                                                          2003                 2002
                                                          ----                -----
                  Revenues                              $  841,471          $2,037,743
                                                       -----------         -----------
                  Operating Expenses                     4,821,892           3,351,822
                                                       -----------         -----------
                  Interest Income(expense)                 (17,962)             36,676
                  Loss from continuing operations      ($3,998,193)        ($1,277,403)
                                                       ===========         ===========



(NOTE L) - Sale of  Strax
------------------  -----

         Effective September 30, 2003, the Company sold its comprehensive breast imaging business, to Eastern Medical Technologies, Inc., a Delaware corporation ("EMT"), pursuant to a Stock Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among Registrant, EMT and the other parties thereto. The purchase price was $412,000 and may be subject to adjustment based upon the amount of accounts receivable outstanding as of the date of closing. 50% of the purchase price, which had been held in escrow, was paid on closing and the balance is payable in installments commencing January 1, 2004 and ending December 31, 2004, evidenced by a note secured by the accounts receivables of Strax Institute, Inc. In addition, Registrant is required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement.

         The sale of the Strax business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for fiscal years 2003 and 2002, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations.

         A summary of operations of the Strax business segment for the years ended September 30, 2003 and 2002 is as follows:

                                                  2003              2002
                                                  ----             -----
                     Revenues                  $1,559,669       $1,549,794
                     Operating Expenses         1,704,157        1,806,484
                                                ---------       ----------
                     Loss from operations      $ (144,488)      $ (256,690)
                                               ==========       ==========


(NOTE M) -Geographic Information
--------------------------------

                                                                                       Loss from
                  Geographic Location      Revenues         Long-Lived Assets    Continuing Operations
                  -------------------      --------         -----------------    ---------------------
                  United States            $ 98,700           $  237,061             $(3,820,205)
                  Israel                   $501,879            1,611,032                (232,662)
                                           --------           ----------             -----------
                                           $600,579           $1,848,093             $(4,052,867)


(NOTE N) - Subsequent Event
---------------------------

         During January and February 2004, the Company entered into a short-term bridge loan for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. The funds will be utilized primarily for general working capital. To date, the Company has raised $400,000, the majority of which was provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on the royalties due to Opus Diagnostics Inc. from Seradyn, Inc. in accordance with the Royalty Agreement dated October 9, 2002, by and between Seradyn, Inc. and Opus Diagnostics Inc. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Caprius Common Stock, exercisable to $0.25 per share for a period of five years. These warrants were determined to have a market value of $41,333 which are amortized over the term of the bridge loan.