Form 10QSB
period 2003-12-31
CAPRIUS INC
filed 2004-03-22
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

       [X]  Quarterly Report under Section 13 or 15 (d) of the
            Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at March 8, 2004
Common Stock. Par value $0.01                     20,446,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheet as of December 31, 2003     3

              Condensed Consolidated Statements of Operations for the
              three months ended December 31, 2003 and 2002                    4

              Condensed Consolidated Statement of Stockholders' Equity
              for the three months Ended December 31, 2003                     5

              Condensed Consolidated Statements of Cash Flows for the
              three months  Ended December 31, 2003 and 2002                   6

              Notes to Condensed Consolidated Financial Statements             7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10
              CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.  CONTROLS & PROCEDURES                                           13


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                               13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14



SIGNATURES                                                                    15

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                December 31, 2003
                                                                                -----------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $         121,618
      Accounts receivable, net of reserve for bad debts  of $5,163                         40,380
      Inventories                                                                         818,052
      Other current assets                                                                184,042
      Due from Sale of Strax                                                              198,820
                                                                                -----------------
          Total current assets                                                          1,362,912
                                                                                -----------------

PROPERTY AND EQUIPMENT:
      Office furniture and equipment                                                      155,108
      Equipment for lease                                                                 108,321
      Leasehold improvements                                                               18,119
                                                                                -----------------
                                                                                          281,548
      Less:  accumulated depreciation                                                     118,661
                                                                                -----------------
          Property and equipment, net                                                     162,887
                                                                                -----------------

OTHER ASSETS:
      Deferred financing cost, net of accumulated amortization of $36,816                   4,534
      Goodwill                                                                            737,010
      Intangible assets net of accumulated amortization of $274,083                       765,917
      Other                                                                                13,330
                                                                                -----------------
          Total other assets                                                            1,520,791
                                                                                -----------------
TOTAL ASSETS                                                                    $       3,046,590
                                                                                =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                          $         960,196
      Accrued expenses                                                                    432,015
      Accrued compensation                                                                 91,372
                                                                                -----------------
          Total current liabilities                                                     1,483,583

MINORITY INTEREST IN MCM SUBSIDIARY                                                        20,000
                                                                                -----------------


STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value
          Authorized - 1,000,000 shares
          Issued and outstanding - Series A, none; Series B,
          convertible, 27,000 shares
          Liquidation preference $2,700,000                                             2,700,000
      Common stock, $.01 par value
          Authorized - 50,000,000 shares
          Issued - 20,469,062 shares                                                      204,691
      Additional paid-in capital                                                       67,581,258
      Accumulated deficit                                                             (68,940,692)
      Treasury stock (22,500 common shares, at cost)                                       (2,250)
                                                                                -----------------
          Total stockholders' equity                                                    1,543,007
                                                                                -----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       3,046,590
                                                                                =================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the three months ended
                                                           --------------------------------------
                                                           December 31, 2003    December 31, 2002
                                                           ----------------- --------------------
REVENUES:
     Product sales                                         $        258,884     $      126,474
     Equipment rental income                                         18,349              8,427
     Consulting fees                                                 12,500             12,500
                                                           ----------------     --------------
        Total revenues                                              289,733            147,401
                                                           ----------------     --------------

OPERATING EXPENSES:
     Cost of product sales                                          201,126            120,739
     Cost of rental income                                            3,593              1,997
     Research and development                                        39,595             69,869
     Selling, general and administrative                            669,538          1,496,756
     Provision for bad debts and collection costs                     4,698             39,845
                                                           ----------------     --------------
        Total operating expenses                                    918,550          1,729,206
                                                           ----------------     --------------

        Operating loss                                             (628,817)        (1,581,805)

     Interest income (expense), net                                    (434)             5,627
                                                           ----------------     --------------

     Loss from continuing operations                               (629,251)        (1,576,178)
     Income from operations of discontinued TDM business
     segment (including gain on disposal of $3,050,350
     in October 2002)                                                     -          3,123,748
     Loss from operations of discontinued Strax Business            (28,425)            (2,751)
                                                           ----------------     --------------

     Income (loss) before minority interest                        (657,676)         1,544,819

     Loss applicable to minority interest                                 -           (164,192)
                                                           ----------------     --------------

     Net income (loss)                                     $       (657,676)       $ 1,709,011
                                                           ================     ==============

Net income (loss) per basic and diluted common share
     Continuing operations                                 $          (0.03)           $ (0.07
     Discontinued operations                                              -               0.15
                                                           ----------------     --------------
     Net income (loss) per basic and diluted common share  $          (0.03)            $ 0.08
                                                           ================     ==============

Weighted average number of common shares outstanding,
     basic and diluted                                           20,446,562         20,396,562
                                                           ================     ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                               Preferred Stock        Common Stock                                  Treasury Stock
                             -------------------   -------------------   Additional                ------------------    Total
                              Number                Number                Paid-in     Accumulated   Number            Stockholders'
                             of Shares  Amount     of Shares   Amount     Capital       Deficit    of Shares  Amount     Equity
                             ------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003   27,000  $2,700,000  20,469,062  $204,691  $67,581,258  $(68,283,016)  22,500   $(2,250)  $2,200,683

Net loss                                                                                 (657,676)                       (657,676)
                             ------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003    27,000  $2,700,000  20,469,062  $204,691  $67,581,258  $(68,940,692)  22,500   $(2,250)  $1,543,007
                             ======================================================================================================


                        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended December 31,
                                                                                           2003                 2002
                                                                                      --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $     (657,676)      $     1,709,011
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Minority interest in loss of MCM                                                          -              (164,192)
         Gain on sale of TDM business                                                              -            (3,123,748)
         Amortization of discount on bridge financing                                              -                 6,903
         Depreciation and amortization                                                        62,328                25,484
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                        39,280              (190,937)
              Inventories                                                                      2,432               131,093
              Other assets                                                                  (105,408)              (88,036)
              Accounts payable and accrued expenses                                         (205,461)               61,615
                                                                                      --------------       ---------------
                   Net cash used in operating activities                                    (864,505)           (1,632,807)
                                                                                      --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of TDM business                                                            -             6,000,000
     Proceeds from sale of Strax business                                                    213,190                     -
     Acquisition of property and equipment                                                    (1,886)                    -
     Acquisition of MCM, net of cash acquired (including loans to MCM)                             -              (278,338)
                                                                                      --------------       ---------------
                   Net cash provided by  investing activities                                211,304             5,721,662
                                                                                      --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of debt and capital lease obligations                                               -              (553,898)
                                                                                      --------------       ---------------
                   Net cash used in financing activities                                                          (553,898)
                                                                                      --------------       ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (653,201)            3,534,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               774,819               505,282
                                                                                      --------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $      121,618       $     4,040,239
                                                                                      ==============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                         $          115       $         6,666
                                                                                      ==============       ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The condensed consolidated balance sheet as of December 31, 2003, and the condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 2003 and 2002 and the condensed consolidated statement of stockholders' equity for the three month period ended December 31, 2003, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

         The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

NOTE 2 - THE COMPANY
--------------------

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. In the first quarter of fiscal 2003, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). Until fiscal year end 2003, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida (see Note 6 sale of the Strax Institute).

         Effective September 30, 2003, the Company completed the sale of the Strax Institute ("Strax") to Eastern Medical Technologies, Inc. ("EMT) pursuant to a Stock Purchase Agreement among the Company, EMT and the other parties thereto. The sale price was $412,000 payable over a one year period based upon collections of the accounts receivable outstanding as of the date of closing. The sale of the business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements.

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM, which is engaged in the medical infectious waste disposal business, for a purchase price of $2.4 million. Upon closing, Caprius' designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. For a six month period commencing 19 months (July 2004) and ending 25 months (January 2005) from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-determined methodology calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

         On October 9, 2002, Opus sold the assets of the TDM Business to Seradyn, Inc. ("Seradyn") pursuant to a Purchase and Sale Agreement among Opus, Caprius, and Seradyn for a purchase price of $6,000,000 and entered into a

Royalty Agreement and a Consulting Agreement. The sale of the business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORY
------------------

         Inventories are accounted for at the lower of cost or market using the first-in, first out ("FIFO") method. Inventories consist of the following:

                                    December 31,
                                         2003
                                      ---------

         Raw materials                $554,203

         Finished goods                263,849
                                      --------
                                      $818,052
                                      ========

NOTE 4 - STOCK OPTIONS
----------------------

         At December 31, 2003, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three month period ended December 31, 2003 and 2002.

         If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net income (loss) and income (loss) per share for the periods shown below would have been as follows:

                                     Three months ended December 31,
                                         2003               2002
                                     -------------------------------
    Net income (loss) as
    reported                         $   (657,676)    $  1,709,011

    Deduct:
    Stock-based employee
    compensation determined
    under fair value method
    for all awards, net of
    related tax effects                   (13,687)         (28,136)
                                     -----------------------------
    Pro forma net income (loss)      $   (671,363)    $  1,680,875
                                     =============================

    Basic and diluted income
    (loss) per share of Common Stock

             As reported             $      (0.03)    $       0.08
             Pro forma               $      (0.03)    $       0.08


NOTE 5 - LITIGATION
-------------------

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints allege that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). In September 2003, the Company resolved the State Court Action by making an Offer of Judgment which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on part of the defendants, the Company made a payment of $125,000 to the plaintiff and the action was discontinued. A motion to dismiss the Federal Derivative Action has been filed with the Federal Court and is currently pending.

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

         The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law, and Messrs. Aaron and Joels will repay the Company in the event it was determined that they were not entitled to be indemnified as to the claim for which the advance was made.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Item 1 of this report for information regarding the Company's investment in MCM. Although the Company believed there was no merit to the plaintiff's claim, in October 2003, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The Company has made a claim for indemnification.

NOTE 6 - SALE OF STRAX
----------------------

         Effective September 30, 2003, the Company sold its comprehensive breast imaging business to EMT pursuant to a Stock Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among Registrant, EMT and the other parties thereto. The purchase price was $412,000. 50% of the purchase price was paid on closing and the balance is payable in installments commencing January 1, 2004 and ending December 31, 2004, evidenced by a note secured by the accounts receivables of Strax Institute, Inc. In addition, the Company is required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement.

         The sale of the Strax business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated statements of operations for fiscal years 2003 and 2002, are shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying condensed consolidated statements of operations.

         A summary of operations of the Strax business segment for the three months ended December 31, 2002 is as follows:

                                            December 31,
                                                2002
                                              --------

                  Revenues                    $419,988
                  Operating Expenses           422,739
                                              --------
                  Loss from operations        $ (2,751)
                                              ========



NOTE 7:      RECENT ACCOUNTING PRONONCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year). The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As more fully described in the Form 10-KSB for fiscal year ended September 30, 2003, the Company's continuing operation is classified as medical infectious waste business. In the fiscal year ended September 30, 2002 the Company's operations were classified into two business segments: imaging and rehabilitation services ("Strax") and the therapeutic drug monitoring assay business (the "TDM Business").

         The Company disposed of its TDM business in October, 2002 and of Strax effective September 30, 2003. Operations related to the TDM business and Strax were reclassified to discontinued operations for the years ended September 30, 2003 and 2002.

THREE MONTHS DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------

         Revenues generated from MCM product sales totaled $258,884 for the three months ended December 31, 2003 as compared to $126,474 for the period commencing December 17, 2002 through December 31, 2002. Revenues generated from MCM rentals totaled $18,349 as compared to $8,427 for the comparable periods.

Consulting income of $12,500 which was generated for the three months ended December 31, 2003 and 2002 is in connection with the sale of the TDM Business.

         Selling, general and administrative expenses totaled $669,538 for the three months ended December 31, 2003 versus $1,496,756 for the three months ended December 31, 2002. This decrease is partially due to the non payment of incentive performance compensation of $332,000 and the effects of other cost saving initiatives implemented by management.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 the Company's cash and cash equivalent position approximated $122,000 versus $775,000 at September 30, 2003. This decrease is principally due to the use of funds to support the first quarter's operating activities.

         The Company has for the past several years met its need for capital in its various businesses through loans from officers, directors and related parties other than the monies received from the sale of the TDM business, which were primarily used to finance the recently acquired MCM business. Due to the poor equity market for companies such as Caprius, there has been significant difficulty in obtaining funds from traditional sources.

         During the second quarter of 2004, the Company authorized a short-term bridge loan for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. The funds will be utilized primarily for general working capital. The Company has raised the $500,000, the majority of which was provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years. The exercise price was in excess of the market price on the day the loans were authorized.

         In light of the cash requirements needed to develop the MCM business, the Company is actively seeking funding. The Company will continue its efforts to seek additional funds through funding options, including banking facilities, equipment financing, government-funded grants and private equity offerings. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company's low stock price and current revenue base, and if successful, will not be dilutive to existing stockholders. These funds are required to permit the Company to expand its marketing efforts and for the manufacture of its SteriMed(R) System as well as for general working capital requirements. To date, Management and their affiliates have been the primary resource of funding. In addition, depending upon the outcome of the pending legal actions, additional funding for legal expenses could also be required. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the Fiscal 2003 financial statements included an explanatory paragraph expressing a substantial doubt about the Company's ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year). The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by the Company or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to the Company. The Company is also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as defined in the Company's September 30, 2003 Form 10-KSB as filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3.  CONTROLS & PROCEDURES

         The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2003 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

         The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law, and Messrs. Aaron and Joels will repay the Company in the event it was determined that they were not entitled to be indemnified as to the claim for which the advance was made.

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Item 1 of this report for information regarding the Company's investment in MCM. Although the Company believed there was no merit to the plaintiff's claim, in October 2003, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The Company has made a claim for indemnification.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         31.1   Rule 13a-14(a)/15d-14(a) Certification
         31.2   Rule 13a-14(a)/15d-14(a) Certification
         32     Section 1350 - Certification

  (b)    Reports on Form 8-K:

         The Company filed a current report on Form 8-K to report that on March 15, 2004, at a special meeting of the Board of Directors and the Audit Committee, it was resolved to appoint Marcum and Kliegman LLP, New York, NY, as the Company's independent accountants for the fiscal year ending September 30, 2004. BDO Seidman LLP, the previously engaged independent accountants for the Company, has resigned.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Caprius, Inc.
                                            (Registrant)


Date: March 19, 2004                        /s/George Aaron
                                            ------------------------------------
                                            George Aaron
                                            President & Chief Executive Officer


Date:  March 19, 2004                       /s/Jonathan Joels
                                            Jonathan Joels
                                            ------------------------------------
                                            Chief Financial Officer