Form 10QSB
period 2004-03-31
CAPRIUS INC
filed 2004-05-14
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

       [X]  Quarterly Report under Section 13 or 15 (d) of the
            Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No _

         State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

          Class                                     Outstanding at May 12, 2004
Common Stock. Par value $0.01                             20,446,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1.    UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheet as of March 31, 2004      3

                Condensed Consolidated Statements of Operations for the
                three months and six months ended March 31, 2004 and 2003      4

                Condensed Consolidated Statement of Stockholders
                Equity for the six months ended March 31, 2004                 5

                Condensed Consolidated Statements of Cash Flows for the
                six months ended March 31, 2004 and 2003                       6

                Notes to Condensed Consolidated Financial Statements           7


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             11
                CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.    CONTROLS & PROCEDURES                                         13


PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                             14

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              15



SIGNATURES                                                                    16

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                         March 31, 2004
                                                         --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $      36,421
     Accounts receivable, net of reserve
      for bad debts  of $5,163                                  22,054
     Inventories                                               791,305
     Other current assets                                      108,988
     Due from sale of Strax                                    171,225
                                                         --------------
         Total current assets                                1,129,993
                                                         --------------

PROPERTY AND EQUIPMENT:
     Office furniture and equipment                            156,313
     Equipment for lease                                       108,321
     Leasehold improvements                                     18,262
                                                         --------------
                                                               282,896
     Less:  accumulated depreciation                           166,023
                                                         --------------
         Property and equipment, net                           116,873
                                                         --------------

OTHER ASSETS:
     Goodwill                                                  737,010
     Intangible assets,net of accumulated
        amortization of $354,083                               685,917
     Other                                                      13,330
                                                         -------------
         Total other assets                                  1,436,257
                                                         -------------
TOTAL ASSETS                                             $   2,683,123
                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $   1,055,751
     Accrued expenses                                          404,762
     Accrued compensation                                      104,169
                                                         -------------
         Total current liabilities                           1,564,682

LONG-TERM LIABILITIES:
     Notes payable - Related party, net of
        unamortized discount of $24,355                       475,645
                                                         -------------

TOTAL LIABILITIES                                            2,040,327
                                                         -------------

MINORITY INTEREST IN MCM SUBSIDIARY                             20,000
                                                         -------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized - 1,000,000 shares
         Issued and outstanding - Series A, none;
         Series B, convertible, 27,000 shares
         Liquidation preference $2,700,000                   2,700,000
     Common stock, $.01 par value
         Authorized - 50,000,000 shares
         Issued - 20,469,062 shares                            204,691
     Additional paid-in capital                             67,608,658
     Accumulated deficit                                   (69,888,303)
     Treasury stock (22,500 common shares, at cost)             (2,250)
                                                         -------------
         Total stockholders' equity                            622,796
                                                         -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   2,683,123
                                                         =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              For the three months ended              For the six months ended
                                                          ----------------------------------    -----------------------------------
                                                          March 31, 2004     March 31, 2003     March 31, 2004     March 31, 2003
                                                          ---------------    ---------------    ---------------    ----------------

REVENUES:
      Product sales                                       $       158,739    $       191,060    $       417,623    $       317,534
      Equipment rental income                                      16,334              6,781             34,683             15,209
      Consulting fees                                              12,500             12,500             25,000             25,000
                                                          ---------------    ---------------    ---------------    ----------------
          Total revenues                                          187,573            210,341            477,306            357,743
                                                          ---------------    ---------------   ----------------    ----------------
OPERATING EXPENSES:

      Cost of product sales and leased equipment                  169,459            184,705            374,178            307,441
      Research and development                                     53,707             34,536             93,302            104,405
      Selling, general and administrative                         909,467            805,145          1,583,703          2,341,746
                                                          ---------------    ---------------    ---------------    ----------------
          Total operating expenses                              1,132,633          1,024,386          2,051,183          2,753,592
                                                          ---------------    ---------------    ---------------    ----------------
          Operating loss                                         (945,060)          (814,045)        (1,573,877)        (2,395,849)

      Interest income (expense), net                               (2,551)            12,478             (2,985)            18,105
                                                          ---------------    ---------------    ---------------    ----------------
      Loss from continuing operations                            (947,611)          (801,567)        (1,576,862)        (2,377,744)
      Income from operations of discontinued TDM
        business segment (including gain on disposal
        of $3,050,350 in October 2002)                                  -             68,839                  -          3,192,587
      Loss from operations of discontinued Strax Business               -            (48,895)           (28,425)           (51,646)
                                                          -------------------------------------------------------------------------
      (Loss) income before minority interest                     (947,611)          (781,623)        (1,605,287)           763,197

      Minority interest in net loss of consolidated
        subsidiary                                                      -            (81,485)                 -           (245,676)
                                                          ---------------    ---------------    ---------------    ---------------
      Net (loss) income                                   $      (947,611)   $      (700,138)   $    (1,605,287)   $     1,008,873
                                                          ===============    ===============    ===============    ===============

Net (loss) income per basic and diluted common share
      Continuing operations                               $         (0.05)   $         (0.03)   $         (0.08)   $         (0.10)
      Discontinued operations                                           -                  -                  -               0.15
                                                          ---------------    ---------------    ---------------    ---------------
      Net (loss) income per basic and diluted
        common share                                      $         (0.05)           $ (0.03)   $         (0.08)   $          0.05
                                                          ===============    ===============    ===============    ===============

Weighted average number of common shares outstanding,
      basic and diluted                                        20,446,562         20,396,562         20,446,562         20,396,562
                                                          ===============    ===============    ===============   ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                           Series B
                                        Preferred Stock            Common Stock
                                    --------------------    ---------------------      Additional
                                     Number                     Number                   Paid-in      Accumulated
                                    of Shares     Amount     of Shares     Amount        Capital        Deficit
                                    -----------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003         27,000    $ 2,700,000   20,469,062   $ 204,691   $ 67,581,258   $ (68,283,016)

Fair value of warrants issued in
connection with bridge financing                                                           27,400

Net loss                                                                                               (1,605,287)
                                    -----------------------------------------------------------------------------
BALANCE, MARCH 31, 2004             27,000    $ 2,700,000   20,469,062   $ 204,691   $ 67,608,658   $ (69,888,303)
                                    =============================================================================



(TABLE CONTINUED)
                                        Treasury Stock
                                    ----------------------        Total
                                      Number                   Stockholders'
                                    of Shares       Amount         Equity
                                    ----------------------------------------

BALANCE, SEPTEMBER 30, 2003         22,500      $ (2,250)      $   2,200,683

Fair value of warrants issued in
connection with bridge financing                                      27,400

Net loss                                                          (1,605,287)
                                    ----------------------------------------
BALANCE, MARCH 31, 2004             22,500      $ (2,250)      $     622,796
                                    ========================================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended March 31,
                                                                             2004            2003
                                                                         ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $ (1,605,287)   $ 1,008,873
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
         Minority interest in loss of MCM                                           -       (245,676)
         Gain on sale of TDM business                                               -     (3,123,748)
         Amortization of discount on bridge financing                           3,045         17,156
         Depreciation and amortization                                        194,224         49,015
         Changes in operating assets and liabilities:
              Accounts receivable, net                                         57,606       (193,090)
              Inventories                                                      29,179        (33,308)
              Other assets                                                    (30,354)       222,682
              Accounts payable and accrued expenses                          (124,362)       (40,964)
                                                                         ------------    -----------
                   Net cash used in operating activities                   (1,475,949)    (2,339,060)
                                                                         ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of TDM business                                             -      5,400,000
     Proceeds from sale of Strax business                                     240,785              -
     Acquisition of property and equipment                                     (3,234)             -
     Acquisition of MCM, net of cash acquired (including loans to MCM)              -       (278,338)
                                                                         ------------    -----------
                   Net cash provided by  investing activities                 237,551      5,121,662
                                                                         ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of notes payable                                  500,000              -
     Repayment of debt and capital lease obligations                                -       (557,102)
                                                                         ------------    -----------
                   Net cash provided by (used in) financing activities        500,000       (557,102)
                                                                         ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (738,398)     2,225,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                774,819        505,282
                                                                         ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     36,421    $ 2,730,782
                                                                         ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                            $      7,015    $     8,857
                                                                         ============    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statement of operations for the three month periods ended March 31, 2004 and 2003, and for the six month periods ended March 31, 2004 and 2003, the condensed consolidated statements of cash flows for the six month period ended March 31, 2004 and 2003, and the condensed consolidated statement of stockholder's equity for the six month period ended March 31, 2004, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit and does not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

NOTE 2 - THE COMPANY

         Caprius, Inc. ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. In the first quarter of fiscal 2003, the Company made major changes in its business through the October 2002 sale of the TDM Business and the December 2002 purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). MCM has developed and markets worldwide the SteriMed(R) and SteriMed Junior(R) compact systems that simultaneously shred and disinfect on-site Regulated Medical Waste ("RMW"), reducing the RMW volume up to 90% and rendering it harmless for disposal as routine black bag waste. The SteriMed(R) systems utilize a proprietary disinfectant, Ster-Cid(R) (for further information see Item 2).

         Until fiscal year end 2003, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida. Effective September 30, 2003, the Company completed the sale of the Strax Institute (see Note 8 Sale of the Strax Institute).

         On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. Upon closing, Caprius' designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. For a six month period commencing 19 months (July 2004) and ending 25 months (January
2005) from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-determined methodology calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

         On October 9, 2002, Opus sold the assets of the TDM Business to Seradyn, Inc. ("Seradyn") pursuant to a Purchase and Sale Agreement for a purchase price of $6,000,000 and entered into a Royalty Income Agreement and a Consulting Agreement. The sale of the business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

         At March 31, 2004, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and six month periods ended March 31, 2004 and 2003.

         If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net income (loss) and income (loss) per share for the periods shown below would have been as follows:

                                        Three months ended March 31,           Six months ended March 31,
                                           2004              2003               2004              2003
                                   -----------------   -----------------   ---------------   ---------------
Net income (loss) as
Reported                           $      (947,611)    $     (700,138)      $ (1,605,287)    $   1,008,873


Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
Related tax
effects                                    (13,687)           (27,846)           (27,374)          (55,691)
                                   -----------------   ---------------      -------------    --------------

Pro forma net income (loss)        $      (961,298)    $     (727,984)      $ (1,632,661)    $     953,182
                                   =================   ===============      =============    ==============

Basic and diluted income
(loss) per share of Common
Stock

         As reported               $         (0.05)    $        (0.03)      $      (0.08)    $        0.05
         Pro forma                 $         (0.05)    $        (0.04)      $      (0.08)    $        0.05


Loss per Share

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the period ended March 31, 2004, potential common shares amount to 5,524,672 shares and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

NOTE 4 - INVENTORY
------------------

         Inventories are accounted for at the lower of cost or market using the first-in, first out ("FIFO") method. Inventories consist of the following:

                                                    March 31, 2004
                                                    --------------

                  Raw materials                       $ 208,100

                  Finished goods                        583,205
                                                      ---------
                                                      $ 791,305
                                                      =========

NOTE 5 - NOTES PAYABLE - RELATED PARTY TRANSACTION
--------------------------------------------------

         During the second quarter of 2004, the Company authorized a short-term bridge loan for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. The funds will be utilized primarily for general working capital. The Company has raised the $500,000, the majority of which was provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years. The estimated fair value of the warrants approximated $27,400 and such amount shall be treated as a discount to debt and a corresponding increase to paid in capital. The discount shall be amortized over the life of the loan. For the six months ended March 31, 2004, the Company recorded an additional interest expense related to this discount of approximately $3,000, and that amount is included in interest expense, net in the condensed consolidated statement of operations.

NOTE 6 - ECONOMIC DEPENDENCY
----------------------------

         For the six months ended March 31, 2004, revenue from two major customers was approximately $124,000 and $237,000 representing 26% and 50% of total revenue, respectively. For the six months ended March 31, 2003, revenue from two major customers was approximately $255,000 and $ 45,000 representing 71% and 13% of total revenue, respectively. At March 31, 2004 and 2003, no accounts receivable exist from these customers.

NOTE 7 - LITIGATION
-------------------

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints alleged that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). In September 2003, the Company resolved the State

Court Action by making an Offer of Judgment which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on part of the defendants, the Company made a payment of $125,000 to the plaintiff and the action was discontinued.

         On May 3, 2004, the Court in the Federal Derivative Action granted the motion made by the Company and Messrs. Aaron and Joels for judgment on the pleadings based upon the pre-suit demand requirement and dismissed the plaintiff's complaint without prejudice, but denied their motion for judgment on the pleadings based upon the Private Securities Litigation Reform Act. The Court also granted the plaintiff's cross-motion to file an amended complaint to add allegations of insider trading.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action (the "Class Action"). The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The initial plaintiff is a relative of the wife of the plaintiff in the State Court Action and Federal Derivative Action. The allegations in the purported Class Action were substantially similar to those in the other two Actions. The complaint sought an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company.

         On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice.

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

         In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Note 2 of this report for information regarding the Company's investment in MCM. Although the Company believed there was no merit to the plaintiff's claim, in October 2003, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The Company has made a claim for indemnification.

NOTE 8 - SALE OF STRAX
----------------------

         Effective September 30, 2003, the Company sold its comprehensive breast imaging business to EMT pursuant to a Stock Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among the Registrant, EMT and the other parties thereto. The purchase price was $412,000. 50% of the purchase price was paid on closing and the balance is payable in installments commencing January 1, 2004 and ending December 31, 2004, evidenced by a note secured by the accounts receivables of Strax Institute, Inc. In addition, the Company was required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement.

         The sale of the Strax business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated statements of operations for fiscal year 2002 is shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying condensed consolidated statements of operations.

         A summary of operations of the Strax business segment for the six months ended March 31, 2003 is as follows:

                                                March 31,
                                                  2003
                                               ---------

                  Revenues                     $ 805,051
                  Operating expenses             856,697
                                               ---------
                  Loss from operations         $ (51,646)
                                               =========


NOTE 9 - SUBSEQUENT EVENT
-------------------------

         During April and May 2004, the Company raised an aggregate of $1.4 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to fees and expenses. Under the terms of this financing, the Company may raise a maximum of $1.5 million. The Company granted a security interest in substantially all of the assets of the Company. The Notes mature in one year and can be converted into shares of common stock at the election of the investor at any time using a conversion price of $0.20 per share. If certain conditions are not met as of September 30, 2004, then the conversion price shall be reduced to $0.15 per share. The financing was arranged through Sands Brothers International Ltd. ("Sands") which has been retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands will receive fees of six percent and an expense allowance of one percent of the gross proceeds, and warrants to purchase up to 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years.

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

RESULTS OF OPERATIONS
---------------------

         As more fully described in the Form 10-KSB for fiscal year ended September 30, 2003, the Company's continuing operation is classified as medical infectious waste business (the "MCM Business"). In the fiscal year ended September 30, 2002 the Company's operations were classified into two business segments: imaging and rehabilitation services ("Strax") and the therapeutic drug monitoring assay business (the "TDM Business").

         The Company disposed of its TDM Business in October, 2002 and of Strax effective September 30, 2003. Operations related to the TDM Business and Strax were reclassified to discontinued operations.

         The Company's MCM Business is comprised of SteriMed(R) systems which are patented, environmentally-friendly, on-site disinfecting disposal units that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 12 minute cycle. The units, comparable in size to a washer-dryer, simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid(R) solution. After treatment, the material may be discarded as conventional solid waste, in accordance with appropriate regulatory requirements. The resultant treated waste is as low as 10% of the original volume.

         The SteriMed(R) systems consist of two different sized units, and the required Ster-Cid(R) disinfectant solution can be utilized with both units. The larger SteriMed(R) can treat up to 18.5 gallons (70 liters) of medical waste per cycle. The smaller version, SteriMed Junior(R), can treat up to 4 gallons (15 liters) per cycle.

         The SteriMed(R) systems enable generators of RMW, such as clinics and hospitals, to significantly reduce costs for treatment and disposal of RMW, eliminate the liability associated with the regulated "cradle to grave" tracking system involved in the treatment of RMW, and treat in house RMW on-site in an effective, safe and easy manner.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

         Revenues generated from product sales totaled $158,739 for the three months ended March 31, 2004 as compared to $191,060 for the three months ended March 31, 2003. Revenues generated from leased equipment rentals totaled $16,334 as compared to $6,781 for the comparable periods. Consulting income of $12,500 was generated for the three months ended March 31, 2004 and 2003 in connection with the sale of the TDM Business.

         Cost of product sales and leased equipment amounted to $169,459 or 90.3% of total revenues versus $184,705 or 87.8% of total revenues for the three month period ended March 31, 2004 and 2003, respectively. The Company has not advanced to a level of sales for the Company to fully absorb the fixed costs related to its revenues.

         Selling, general and administrative expenses totaled $909,467 for the three months ended March 31, 2004 versus $805,145 for the three months ended March 31, 2003. This increase reflects increased legal and professional expenses during the quarter related to our public filings.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003
---------------------------------------------------------------------------

         Revenues generated from product sales totaled $417,623 and $317,534 for the six month periods ended March 31, 2004 and 2003, respectively. Revenues generated from leased equipment rentals totaled $34,683 and $15,209 for the six month periods ended March 31, 2004 and 2003, respectively. Consulting income of $25,000 was generated for the six month periods ended March 31, 2004 and 2003 in connection with the sale of the TDM business.

         Cost of product sales and leased equipment amounted to $374,178 or 78.4% of total revenues versus $307,441 or 85.9% of total revenues for the six month period ended March 31, 2004 and 2003, respectively.

         Selling, general and administrative expenses totaled $1,583,703 for the six months ended March 31, 2004 versus $2,341,746 for the six months ended March 31, 2003. This decrease is due to the non payment of incentive performance compensation of $332,000 and the effects of other costs savings initiatives implemented by management.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004 the Company's cash and cash equivalent position approximated $36,400 versus $775,000 at September 30, 2003. This decrease is principally due to the use of funds to support the Company's operating activities.

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

         During the second quarter of 2004, the Company authorized a short-term bridge loan for an aggregate of up to $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The Company has raised the $500,000, the majority of which was provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years.

         During April and May 2004, the Company secured additional financing of $1.4 million in the form of 8% Senior Secured Convertible Promissory Notes, prior to fees and expenses. Under the terms of this financing, the Company may raise a maximum of $1.5 million. The funds will be used for the expansion of the medical infectious waste disposal business and for working capital needs.

         In light of the cash requirements needed to develop the MCM business, the Company is actively seeking funding. The Company will continue its efforts to seek additional funds through funding options, including banking facilities, equipment financing, government-funded grants and private equity offerings. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company's low stock price and current revenue base, and if successful, will not be dilutive to existing stockholders. These funds are required to permit the Company to expand its marketing efforts and for the manufacture of its SteriMed(R) System as well as for general working capital requirements. To date, Management, their affiliates, and Sands have been the primary resources of funding. In addition, depending upon the outcome of the pending legal actions, additional funding for legal expenses could also be required. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the Fiscal 2003 financial statements included an explanatory paragraph expressing a substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.  CONTROLS & PROCEDURES

         The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In June 2002, Jack Nelson, a former executive officer and director of the Company, commenced two legal proceedings against the Company and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders of the Company. The two complaints alleged that the individual defendants made alleged misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and took other actions as to the plaintiff to the supposed detriment of the plaintiff and the Company. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). The counts in the complaints were for breach of contract, breach of fiduciary duty and misrepresentation. The complaint in the Federal Derivative Action also alleged that certain actions by the defendants in connection with the 1999 acquisition transaction and also as Company officers violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO). No amount of damages was specified in either action.

         On or about September 5, 2003, the Company resolved the State Court Action by making an Offer of Judgment, which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on the part of the defendants, the Company made a payment of $125,000 to the plaintiff and the action was discontinued.

         On May 3, 2004, the Court in the Federal Derivative Action granted the motion made by the Company and Messrs. Aaron and Joels for judgment on the pleadings based upon the pre-suit requirement and dismissed the plaintiff's complaint without prejudice, but denied their motion for judgment on the pleadings based upon the Private Securities Litigation Reform Act. The Court also granted the plaintiff's cross-motion to file an amended complaint to add allegations of insider trading.

         In September 2002, the Company was served with a complaint naming the Company and its principal officers and directors in the Federal District Court of New Jersey as a purported class action (the "Class Action"). The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The initial plaintiff is a relative of the wife of the plaintiff in the State Court Action and Federal Derivative Action. The allegations in the purported Class Action were substantially similar to those in the other two Actions. The complaint sought an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders of the Company. On April 9, 2003, an amended complaint was filed in the purported Class Action naming an additional plaintiff. On September 23, 2003, the Court entered an order: (1) appointing lead plaintiffs; and (2) appointing the plaintiffs' law firm to act as lead counsel for the class. On November 21, 2003, the defendants made a motion to dismiss the purported Class Action. On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice.

         For further information regarding these litigations, reference is made to Item 3 of the Company's Form 10 KSB.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

         10.1 Securities Purchase Agreement, dated April 16, 2004, between the Company and the investors (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of April 27, 2004 (the May 2004 Form 8-K")).

         10.2 Form of 8% Senior Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to Registrants May 2004 Form 8-K).

         10.3 Security and Pledge Agreement, dated April 26, 2004, by the Company in favor of CAP Agent Associates, LLC (incorporated by reference to Exhibit 10.3 to Registrants May 2004 Form 8-K).

         10.4 Registration Rights Agreement, dated April 25, 2004, by and among the Company, the purchasers of the Notes, and Sands Brothers International, Ltd. ("SBIL") incorporated by reference to Exhibit 10.4 to Registrants May 2004 Form 8-K).

         10.5 Dealer Agreement, dated April 12, 2004, between the Company and SBIL (incorporated by reference to Exhibit 10.5 to Registrants May 2004 Form 8-K).

         10.6 Common Stock Purchase Warrant Agreement, dated April 26, 2004, between the Company and SBIL (incorporated by reference to Exhibit 10.6 to Registrants May 2004 Form 8-K).

         31.1*    Rule 13a-14(a)/15d-14(a) Certification
         31.2 *   Rule 13a-14(a)/15d-14(a) Certification
         32 *     Section 1350 - Certification

         *filed herewith

  (b)    Reports on Form 8-K:

         (1) On February 18, 2004, the Company filed a current report on Form 8-K to report an event of February 13, 2004 in Item 9, through the issuance of a press release, announcing preliminary unaudited financials for fiscal year ended September 30, 2003 and the reason for the delay in filing its annual report.

         (2) On March 19, 2004, the Company filed a current report on Form 8-K for an event of March 15, 2004 in Item 4, reporting a change of the Company's accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Caprius, Inc.
                                            -------------------------
                                            (Registrant)


Date: May 14, 2004                          /s/George Aaron
                                            -------------------------
                                            George Aaron
                                            President & Chief Executive Officer


Date:  May 14, 2004                         /s/Jonathan Joels
                                            -------------------------
                                            Jonathan Joels
                                            Chief Financial Officer