Form 10QSB
period 2004-06-30
CAPRIUS INC
filed 2004-08-12
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

          [X]  Quarterly Report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

            Class                                   Outstanding at July 30, 2004
Common Stock. Par value $0.01                             20,446,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheet as of June 30, 2004          3

           Condensed Consolidated Statements of Operations for the
           three months and nine months ended June 30, 2004 and 2003.        4

           Condensed Consolidated Statement of Stockholders' Equity
           (Deficiency) for the nine months ended June 30, 2004              5

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended June 30, 2004 and 2003                          6

           Notes to Condensed Consolidated Financial Statements              7


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              11

   ITEM 3. CONTROLS & PROCEDURES                                            13


PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                14

   ITEM 2. CHANGES IN SECURITIES IN SMALL BUSINESS ISSUERS PURCHASE
           OF EQUITY SECURITIES                                             15

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 15


SIGNATURES                                                                  16

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       June 30, 2004
                                                                       -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $     337,575
   Accounts receivable, net of reserve for bad debts of $5,163               209,997
   Inventories                                                               741,802
   Due from sale of Strax                                                    169,458
   Other current assets                                                      117,112
   Deferred financing cost, net of accumulated amortization
    of $25,583                                                               127,917
                                                                       -------------
      Total current assets                                                 1,703,861
                                                                       -------------

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                            159,340
   Equipment for lease                                                       108,321
   Leasehold improvements                                                     18,359
                                                                       -------------
                                                                             286,020
   Less: accumulated depreciation                                            176,939
                                                                       -------------
      Property and equipment, net                                            109,081
                                                                       -------------

OTHER ASSETS:
   Goodwill                                                                  737,010
   Intangible assets, net of accumulated amortization of $424,417            615,583
   Other                                                                      13,330
                                                                       -------------
      Total other assets                                                   1,365,923
                                                                       -------------
TOTAL ASSETS                                                           $   3,178,865
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Secured convertible notes                                           $   1,500,000
   Accounts payable                                                          793,599
   Accrued expenses                                                          350,764
   Accrued compensation                                                      114,316
                                                                       -------------
      Total current liabilities                                            2,758,679

LONG-TERM LIABILITIES:
   Notes payable - related parties, net of unamortized discount
    of $19,788                                                               480,212
                                                                       -------------


TOTAL LIABILITIES                                                          3,238,891
                                                                       -------------

MINORITY INTEREST IN MCM SUBSIDIARY                                           20,000
                                                                       -------------

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - Series A, none;
       Series B, convertible, 27,000 shares
      Liquidation preference $2,700,000                                    2,700,000
   Common stock, $.01 par value
      Authorized - 50,000,000 shares
      Issued - 20,469,062 shares                                             204,691
   Additional paid-in capital                                             67,637,158
   Accumulated deficit                                                   (70,619,625)
   Treasury stock (22,500 common shares, at cost)                             (2,250)
                                                                       -------------
      Total stockholders' deficiency                                         (80,026)
                                                                       -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   3,178,865
                                                                       =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three months ended       For the nine months ended
                                                          -----------------------------   -----------------------------
                                                          June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                          -------------   -------------   -------------   -------------
REVENUES:
   Product sales                                          $     257,308   $      93,449   $     674,931   $     410,983
   Equipment rental income                                       14,865          13,826          49,548          29,035
   Consulting fees                                               12,500          12,500          37,500          37,500
                                                          -------------   -------------   -------------   -------------
      Total revenues                                            284,673         119,775         761,979         477,518
                                                          -------------   -------------   -------------   -------------

OPERATING EXPENSES:
   Cost of product sales and equipment rental income            177,204          74,204         551,382         381,645
   Research and development                                      77,999          30,646         171,301         135,051
   Selling, general and administrative                          693,277         954,742       2,276,980       3,296,488
                                                          -------------   -------------   -------------   -------------
      Total operating expenses                                  948,480       1,059,592       2,999,663       3,813,184
                                                          -------------   -------------   -------------   -------------

      Operating loss                                           (663,807)       (939,817)     (2,237,684)     (3,335,666)

   Interest expense, net                                        (67,515)        (20,019)        (70,500)         (1,914)
                                                          -------------   -------------   -------------   -------------

   Loss from continuing operations                             (731,322)       (959,836)     (2,308,184)     (3,337,580)
   Income from operations of discontinued TDM business
    segment (including gain on disposal of $3,050,350
    in October 2002)                                                -               -               -         3,192,587
   Loss from operations of discontinued Strax Business              -           (30,300)        (28,425)        (81,946)
                                                          -------------   -------------   -------------   -------------

   Loss before minority interest                               (731,322)       (990,136)     (2,336,609)       (226,939)

   Loss applicable to minority interest                             -           117,795             -           363,471
                                                          -------------   -------------   -------------   -------------

   Net (loss) income                                      $    (731,322)  $    (872,341)     (2,336,609)  $     136,532
                                                          =============   =============   =============   =============

Net income (loss) per basic and diluted common share
   Continuing operations                                  $       (0.04)  $       (0.04)  $       (0.11)  $       (0.16)
   Discontinued operations                                         -               -               -               0.15
                                                          -------------   -------------   -------------   -------------

   Net income (loss) per basic and diluted common share   $       (0.04)  $       (0.04)  $       (0.11)  $        0.01
                                                          =============   =============   =============   =============

Weighted average number of common shares outstanding,
   basic and diluted                                         20,446,562      20,396,562      20,446,562      20,396,562
                                                          =============   =============   =============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                            Series B Convertible
                               Preferred Stock        Common Stock                                  Treasury Stock        Total
                            --------------------  --------------------   Additional                -----------------   Stockholders'
                              Number                Number                Paid-in     Accumulated    Number               Equity
                            of Shares   Amount    of Shares    Amount     Capital       Deficit    of Shares  Amount   (Deficiency)
                            --------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003   27,000  $2,700,000  20,469,062  $204,691  $67,581,258  $(68,283,016)   22,500  $(2,250)  $ 2,200,683

Fair Value of warrants                                                       27,400                                         27,400
issued in connection
with bridge financing

Fair value of warrants                                                       28,500                                         28,500
issued in connection
with secured convertible
notes

NET LOSS                                                                               (2,336,609)                      (2,336,609)
                            --------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004        27,000  $2,700,000  20,469,062  $204,691  $67,637,158  $(70,619,625)   22,500  $(2,250)  $   (80,026)
                            ========================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the nine months ended
                                                                         June 30, 2004   June 30, 2003
                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                                     $ (2,336,609)   $    136,532
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Minority interest in loss of MCM                                            -          (363,471)
      Gain on sale of TDM business                                                -        (3,123,748)
      Amortization of debt discount on bridge financing                         7,613          24,059
      Amortization of deferred financing cost                                  25,583             -
      Depreciation and amortization                                           275,474         157,311
      Changes in operating assets and liabilities:
         Accounts receivable, net                                            (130,337)       (204,808)
         Inventories                                                           78,682        (206,507)
         Other assets                                                         (38,478)        187,615
         Accounts payable and accrued expenses                               (430,366)        (12,689)
                                                                         ------------    ------------
            Net cash used in operating activities                          (2,548,438)     (3,405,706)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of TDM business                                             -         5,400,000
   Proceeds from sale of Strax business                                       242,552             -
   Acquisition of property and equipment                                       (6,358)            -
   Acquisition of MCM, net of cash acquired (including loans to MCM)              -          (278,338)
                                                                         ------------    ------------
            Net cash provided by investing activities                         236,194       5,121,662
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable-related parties                    500,000
   Proceeds from issuance of secured convertible notes                      1,500,000             -
   Financing fees in connection with secured convertible notes               (125,000)
   Repayment of debt and capital lease obligations                                -          (560,736)
                                                                         ------------    ------------
            Net cash provided by (used in) financing activities             1,875,000        (560,736)
                                                                         ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (437,244)      1,155,220

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                774,819         505,282
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    337,575    $  1,660,502
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                            $     11,642    $     11,135
                                                                         ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statement of operations for the three and nine month periods ended June 30, 2004 and 2003, the condensed consolidated statements of cash flows for the nine month period ended June 30, 2004 and 2003, and the condensed consolidated statement of stockholders' equity (deficiency) for the nine month period ended June 30, 2004, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

     The Company's condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003. The results of operations for the three and nine month periods ending June 30, 2004 and 2003 are not indicative of a full year or any other interim period.

NOTE 2 - THE COMPANY
--------------------

     Caprius, Inc. ("Caprius" or the "Company") is engaged in the medical infectious waste disposal business. In the first quarter of Fiscal 2003, Caprius, Inc. acquired a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM") which develops, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The Company's unique SteriMed systems are sold in both the domestic and international markets.

     On December 17, 2002, the Company closed the acquisition of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. Upon closing, Caprius' designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. For a six month period commencing July 2004 and ending January 2005, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-determined methodology calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock.

     In June 1999, we acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring Business ("TDM"). On October 9, 2002, Opus sold the assets of the TDM Business to Seradyn, Inc. ("Seradyn") pursuant to a Purchase and Sale Agreement for a purchase price of $6,000,000 and entered into a Royalty Income Agreement and a Consulting Agreement. The sale of the business has been reflected as a discontinued operation in the accompanying condensed consolidated financial statements.

     Caprius, Inc. was founded in 1983 and through June 1999 essentially operated in the business of developing specialized medical imaging systems, as well as operating the Strax Institute ("Strax"), a comprehensive breast imaging center. The Strax Institute was sold in September 2003 (see Note 9).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Stock-Based Compensation

     At June 30, 2004, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and nine month periods ended June 30, 2004 and 2003.

     If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net (loss) income and (loss) income per share for the periods shown below would have been as follows:

                                   Three months ended June 30,    Nine months ended June 30,
                                       2004          2003            2004           2003
                                   ------------   -----------    -------------   -----------
Net (loss) income as Reported       $ (731,322)   $ (872,341)    $ (2,336,609)   $  136,532

Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects                    (16,051)      (28,399)         (43,425)      (85,197)
                                    ----------    ----------     ------------    ----------

Pro forma net (loss) income         $ (747,373)   $ (900,740)    $ (2,380,034)   $   51,335
                                    ==========    ==========     ============    ==========

Basic and diluted (loss) income
per share of common stock

   As reported                      $    (0.04)   $    (0.04)    $      (0.11)   $      0.01
   Pro forma                        $    (0.04)   $    (0.04)    $      (0.11)   $      0.00


Loss per Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended June 30, 2004 and 2003, potential common shares amount to 13,524,672 shares versus 5,995,124 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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


NOTE 4 - INVENTORY
------------------

     Inventories are accounted for at the lower of cost or market using the first-in, first out ("FIFO") method. Inventories consisted of the following at June 30, 2004:

          Raw materials             $271,300

          Finished goods             470,502
                                    --------
                                    $741,802


NOTE 5 - NOTES PAYABLE
----------------------

     During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to fees and expenses. The Company granted a security interest in substantially all of the assets of the Company. The Notes mature in one year and can be converted into shares of common stock at the election of the investor at any time using a conversion price of $0.20 per share. If certain conditions are not met as of September 30, 2004, then the conversion price shall be reduced to $0.15 per share. This reduction would result in an additional charge of approximately $200,000 to the statement of operations at such time. The financing was arranged through Sands Brothers International Ltd. ("Sands") which has been retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent fee and an expense allowance of one percent of the gross proceeds and warrants valued at approximately $29,000 using the Black Scholes Model to purchase 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance cost shall be amortized over the term of the loan. Amortization for the three months ended June 30, 2004 amounted to $25,583.


NOTE 6 - NOTES PAYABLE - RELATED PARTY TRANSACTION
--------------------------------------------------

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years. The estimated fair value of the warrants approximated $27,400 using the Black Scholes Model and such amount shall be treated as a discount to debt and a corresponding increase to paid in capital. The discount shall be amortized over the life of the loan. For the nine months ended June 30, 2004, the Company recorded an additional interest expense related to this discount of approximately $7,500, and that amount is included in interest expense, net in the condensed consolidated statement of operations.

NOTE 7 - ECONOMIC DEPENDENCY
----------------------------

     For the nine months ended June 30, 2004, revenue from two customers was approximately $486,000 ($305,000 for the nine months ended June 30, 2003 which represented 64% of the total revenue) and $131,000 representing 64% and 17% of total revenue, respectively. At June 30, 2004 accounts receivable from these customers were approximately $169,000 and $0.


NOTE 8 - LITIGATION
-------------------

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

     On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice. On May 14, 2004, the plaintiffs filed a motion for reconsideration which defendants opposed and subsequently this motion for reargument was denied.

     In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against the Company and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. See Note 2 of this report for information regarding the Company's investment in MCM. Although the Company believed there was no merit to the plaintiff's claim, in October 2003, the Company and Mr. Aaron settled the action for the sum of $83,000 in order to avoid a lengthy and expensive litigation. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under the Company's Purchase Agreement with MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify the Company with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. The Company has made a claim for indemnification and is currently resolving this matter with the indemnifying parties.

NOTE 9 - SALE OF STRAX
----------------------

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

     A summary of operations of the Strax business segment for the nine months ended June 30, 2003 is as follows:

          Revenues                  $ 1,162,896
          Operating expenses        $ 1,244,842
                                    -----------
          Loss from operations      $   (81,946)
                                    ===========


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

RESULTS OF OPERATIONS

     As more fully described in the Form 10-KSB for fiscal year ended September 30, 2003, the Company's continuing operation is classified as medical infectious waste business (the "MCM Business"). In the fiscal year ended September 30, 2002, the Company's operations were classified into two business segments: imaging services ("Strax") and the therapeutic drug monitoring assay business (the "TDM Business").

     The Company disposed of its TDM Business in October, 2002 and of Strax effective September 30, 2003. Operations related to the TDM Business and Strax were reclassified to discontinued operations.

     The Company's MCM Business is comprised of SteriMed systems which are patented, environmentally-friendly, on-site disinfecting disposal units that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 12 minute cycle. The units, comparable in size to a washer-dryer, simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid(R) solution. After treatment, the material may be discarded as conventional solid waste, in accordance with appropriate regulatory requirements. The resultant treated waste is as low as 10% of the original volume.

     The SteriMed systems consist of two different sized units, and the required Ster-Cid disinfectant solution can be utilized with both units. The larger SteriMed can treat up to 18.5 gallons (70 liters) of medical waste per cycle. The smaller version, SteriMed Junior, can treat up to 4 gallons (15 liters) per cycle.

     The SteriMed systems enable generators of RMW, such as clinics and hospitals, to significantly reduce costs for treatment and disposal of RMW, eliminate the liability associated with the regulated "cradle to grave" tracking system involved in the treatment of RMW, and treat in house RMW on-site in an effective, safe and easy manner.

     As regulations for the disposal of RMW in this multi billion dollar industry become more stringent, there are increasing opportunities for the Company's unique SteriMed systems.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------

     Revenues generated from product sales totaled $257,308 for the three months ended June 30, 2004 as compared to $93,449 for the three months ended June 30, 2003. Revenues generated from leased equipment rentals totaled $14,865 as compared to $13,826 for the comparable period. Consulting income of $12,500 was generated for the three months ended June 30, 2004 and 2003 in connection with the sale of the TDM Business.

     Cost of product sales and leased equipment amounted to $177,204 or 62.2% of total revenues versus $74,204 or 62.0% of total revenues for the three month period ended June 30, 2004 and 2003, respectively. The Company has not advanced to a level of sales for the Company to fully absorb the fixed costs related to its revenues.

     Selling, general and administrative expenses totaled $693,277 for the three months ended June 30, 2004 versus $954,742 for the three months ended June 30, 2003. A significant portion of this decrease was due to the reduction of legal expenses relating to litigation defense costs as disclosed herein paid during the three months ended June 30, 2004 as compared to the same period in the previous year.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003
---------------------------------------------------------------------------

     Revenues generated from product sales totaled $674,931 and $410,983 for the nine month periods ended June 30, 2004 and 2003, respectively. Revenues generated from leased equipment rentals totaled $49,548 and $29,035 for the nine month periods ended June 30, 2004 and 2003, respectively. Consulting income of $37,500 was generated for the nine month periods ended June 30, 2004 and 2003 in connection with the sale of the TDM business.

     Cost of product sales and leased equipment amounted to $551,382 or 72.4% of total revenues versus $381,645 or 79.9% of total revenues for the nine month period ended June 30, 2004 and 2003, respectively.

     Selling, general and administrative expenses totaled $2,276,980 for the nine months ended June 30, 2004 versus $3,296,488 for the nine months ended June 30, 2003. This decrease is due to a significant reduction for legal expenses relating to litigation defense costs as disclosed herein as well as reduced insurance expenses relating to changes in our business for the nine months ended June 30, 2004 versus June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004 the Company's cash and cash equivalent position approximated $337,600 versus $775,000 at September 30, 2003. This decrease is principally due to the use of funds to support the Company's operating activities.

     During the third quarter of fiscal 2004, the Company secured additional financing of $1.5 million in the form of 8% Senior Secured Convertible Promissory Notes, prior to placement fees of approximately $125,000. The funds are being used for the expansion of the medical infectious waste disposal business and for working capital needs.

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years.

     In light of the cash requirements needed to expand the MCM business, the Company is actively seeking additional funding. The Company will continue its efforts to seek funds through funding options, including banking facilities, equipment financing, government-funded grants and private equity offerings. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company's low stock price and current revenue base, and if successful, will not be dilutive to existing stockholders. These funds are required to permit the Company to broaden its marketing efforts, provide capital for the manufacture of its SteriMed systems, and for general working capital. The Company may also require funds for future acquisitions to complement its existing business. To date, management, their affiliates, and the recent placement have been the primary resources of funding. In addition, depending upon the outcome of the pending legal actions, additional funding for legal expenses could also be required. Consequently, the Company's viability could be threatened. Accordingly, the auditors' report on the Fiscal 2003 financial statements included an explanatory paragraph expressing a substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of June 30, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

     On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice. On May 14, 2004, the plaintiffs filed a motion for reconsideration, which defendants opposed and subsequently this motion for reargument was denied.

     For further information regarding these litigations, reference is made to
Item 3 of the Company's Form 10 KSB and to Note 8 of this report.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
        ---------------------------------------------------------
        OF EQUITY SECURITIES
        --------------------

     c) During third quarter fiscal 2004, the Company sold an aggregate of $1.5 million of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to fees and expenses. The Company granted a security interest in substantially all of the assets of the Company. The Notes mature in one year and can be converted into shares of common stock at the election of the investor at any time using a conversion price of $0.20 per share. If certain conditions are not met as of September 30, 2004, then the conversion price shall be reduced to $0.15 per share. Sands Brothers International Ltd. ("Sands") acted as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent fee and an expense allowance of one percent of the gross proceeds and warrants to purchase 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years. Each Note purchaser entered into a Purchase Agreement in which he represented, among other things, as to his status as an "accredited investor" under Regulation D and his awareness of the restrictions on resale or other transfer of the Notes and the underlying shares of Common Stock. The placement claimed exemption from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof and Rule 144 thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

   (a)  Exhibits

        31.1*   Rule 13a-14(a)/15d-14(a) Certification
        31.2*   Rule 13a-14(a)/15d-14(a) Certification
        32*     Section 1350 - Certification

        *filed herewith

   (b)  Reports on Form 8-K:

        On May 3, 2004, the Company filed a current report on Form 8-K to report an event of April 27, 2004 in Item 5, whereby the Company issued and sold a series of 8% Senior Secured Convertible Promissory Notes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Caprius, Inc.
                                         -------------
                                         (Registrant)


Date: August 12, 2004                    /s/ George Aaron
                                         ----------------
                                         George Aaron
                                         President & Chief Executive Officer


Date: August 12, 2004                    /s/ Jonathan Joels
                                         ------------------
                                         Jonathan Joels
                                         Chief Financial Officer