Form 10KSB
period 2004-09-30
CAPRIUS INC
filed 2005-02-15
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark one)
          X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
        _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

         Revenues for the fiscal year ended September 30, 2004: $885,461

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of February 1, 2005:
$1,612,796.

     The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on February 1, 2005: 20,446,562 shares

--------------------------------------------------------------------------------
                    Documents Incorporated by Reference: None
             Transitional Small Business Disclosure Format: Yes __ No X

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I
Item 1.    Description of Business                                            3
Item 2.    Description of Property                                           12
Item 3.    Legal Proceedings                                                 12
Item 4     Submission of Matters to a Vote of Security Holders               13


PART II
Item 5.    Market for Common Equity and Related Stockholder Matters          13
Item 6.    Management's Discussion and Analysis or Plan of Operations        14
Item 7.    Financial Statements                                              22
Item 8. Changes In and Disagreements with Accountants on Accounting and 22 Financial Disclosure
Item 8A.   Controls and Procedures                                           23


PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; 23 Compliance with Section 16 (a) of the Exchange Act.
Item 10.   Executive Compensation                                            25
Item 11. Security Ownership of Certain Beneficial Owners and Management 27 and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions                    29
Item 13.   Exhibits and Reports on Form 8-K                                  30
Item 14.   Principal Accountant Fees and Services                            34


SIGNATURES                                                                   35

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Caprius, Inc. ("Caprius", the "Company", "we", "us" and "our") is engaged in the infectious medical waste disposal business. In the first quarter of Fiscal 2003, we acquired a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM") which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The SteriMed Systems are sold and leased in both the domestic and international markets.

     In December 2002, the Company closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, our designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to its Letter of Intent with MCM, Caprius had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company's ownership interest increased by 5% in the fiscal year 2004. For the six month period that commenced on July 17, 2004 and ends on January 17, 2005, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) have the right to put all of their MCM shares to MCM, and MCM has the right to call all of such shares not currently owned by us. In accordance with the Stockholders Agreement dated December 17, 2002, the party who first exercises its put or call rights is required to accompany its notice of put or call with its proposal for the price of the stock interest in MCM to be sold or purchased, as applicable. The recipient is then required to give notice to the exercising party of its proposed price for such interest. The parties shall then negotiate and agree upon an agreed price. At our option, we may pay the purchase price for the remaining MCM shares in cash or in shares of our common stock. Neither party gave notice of its put or call.

     During the first quarter of fiscal year 2005, an agreement was reached between the Company and the 20% minority ownership of an MCM subsidiary which has been dormant since inception. The minority shareholders shall be repaid their initial investment, by way of a credit towards the site installation expense of SteriMed units that they are purchasing for their dialysis centers. Thereafter the subsidiary will be dissolved.

     Caprius, Inc. was founded in 1983 and through June 1999 essentially operated in the business of developing specialized medical imaging systems, as well as operating the Strax Institute, a comprehensive breast imaging center. In June 1999, we acquired Opus and began manufacturing and selling medical diagnostic assays constituting the TDM Business. In October 2002, we sold the TDM business to Seradyn, Inc. The Strax Institute was sold in September 2003.

DESCRIPTION OF MCM ENVIRONMENTAL TECHNOLOGIES INC. BUSINESS

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

     The other major impact on the RMW market was the adoption of the Clean Air Amendments of 1997. This act dramatically reduced or eliminated the type of emissions that are permitted from the incineration of RMW. Due to this, generators of RMW, which were incinerating their waste, were forced into costly upgrades of their incinerators or to find other methods of disposal. Hospital incinerators decreased from 6,200 in 1988 to 115 in 2003 (Mackinac Chapter, Sierra Club Newsletter Aug-Oct 2003).

     Most generators of RMW use waste management firms to transport, treat and dispose of their waste. Due to the legislative and other market factors, the costs for this type of service have been increasing at a dramatic pace. At the same time, many medical waste generators are coming under increasing pressure to reduce expenses as a result of the decreasing reimbursement payments from Medicare and other third party providers. Additionally, the added liability of RMW generators as a result of the "cradle to grave" manifest requirement has made it more attractive to use medical waste management methods that do not require tracking systems. The combination of these pressures is forcing medical waste generators to seek innovative methods for their waste disposal. MCM believes these factors create a demand for an onsite RMW treatment option. MCM has identified and is working with specific segments and niches within the RMW market on which it feels it might capitalize. The specifics of these will be discussed in the Marketing section.

BACKGROUND OF THE REGULATED MEDICAL WASTE INDUSTRY OUTSIDE OF THE UNITED STATES

     The industrialized countries of the European Union and Japan are implementing medical waste laws that are or will be similar to US regulations. In 1994, the European Commission implemented a directive where member states had to adhere to the provisions of the United Nations Economic Commission for Europe ("UNECE") European Agreement on the International Carriage of Dangerous Goods by Road. This requires that clinical or medical waste be packed, marked, labeled and documented according to defined specifications. Regulations and cost factors have prompted European RMW generators to seek alternative medical waste disposal options. MCM recognizes an excellent opportunity for SteriMed sales in Europe, and is working with regulators, potential joint venture partners and distributors.

     Throughout the less industrialized and third world countries, the disposal of hospital waste is coming under increasing scrutiny and regulations. Many countries are in the process of updating and enforcing regulations regarding the disposal of RMW. MCM is attempting to establish relationships worldwide directly or through distributors, in many of these countries.

THE MCM STERIMED(R) SYSTEM

     The SteriMed System is a patented, environmentally friendly, on-site disinfecting, shredding and disposal system that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 12 minute cycle. The units simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid(R) solution. After treatment, the material may be discarded as unrecognizable conventional solid waste, in accordance with appropriate regulatory requirements. The resultant treated waste is as low as 10% of the original volume.

     As the technology for disinfection is chemical based, within the definitions used in the industry, it is considered as an alternative treatment technology.

     The SteriMed System is comprised of two different sized units, and the required Ster-Cid(R) disinfectant solution which can be utilized with both units. The larger SteriMed can treat up to 19 gallons (70 liters) of medical waste per cycle. The smaller version, SteriMed Junior, can treat 4 gallons (15 liters) per cycle.

     We have the worldwide exclusive rights for the manufacture, use and sale of the Ster-Cid(R) proprietary disinfectant used in the SteriMed System. The Ster-Cid(R) is currently manufactured solely for us by the licensor. In the event that the licensor is unable to manufacture the Ster-Cid(R), we have the right to have Ster-Cid(R) manufactured by an alternative manufacturer. Ster-Cid(R) is approximately 90% biodegradable. Ster-Cid(R) is considered a pesticide by the U.S. EPA and, in compliance with Federal Insecticide, Fungicide, Rodenticide Act of 1972 ("FIFRA"), it is registered with the U.S. EPA. The process of registering a pesticide under FIFRA involves submission of an application package to the U.S. EPA. The EPA's review of this application includes assessment of the hazards to human health and the environment that may be posed by the pesticide. This process can take up to a year or more to complete. MCM had assigned an agent experienced with the FIFRA registration process to carry out this process for Ster-Cid(R). This process was completed in September 1999 at which time the Ster-Cid(R) was assigned a FIFRA Registration number. On an annual basis, MCM is required to report to the U.S. EPA the quantities of Ster-Cid(R) sold and projections for the upcoming year.

     During the SteriMed disinfecting cycle, the concentration of Ster-Cid(R) is approximately one half of one percent of the total volume of liquids. The Ster-Cid(R) disinfectant has been tested in independent laboratories and shown to meet U.S. EPA guidelines for disinfection. Furthermore, the SteriMed effluent is allowed by Publicly Owned Treatment Works ("POTW"), for discharge into the sewer system.

     Both SteriMed Systems are safe and easy to operate, involving 1/2 day of training provided by our technical support staff to operators as designated by the end-user. The operator is trained to handle the daily and weekly responsibilities for the routine preparation, maintenance, and minor troubleshooting of the SteriMed System.

     Both SteriMed and the SteriMed Junior are equipped with an integrated monitoring system, including a PLC display, which indicates each of the system's functions to guide the operator through its operations. Access to the PLC program is secured, accessible only by MCM's technicians to prevent operators from overriding the treatment process. Relevant information concerning treatment parameters may be electronically forwarded, at the end of each treatment cycle, to a designated printer at any location within the facility.

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES IN THE UNITED STATES

     Our use of the Ster-Cid(R) disinfectant in the SteriMed System is registered by the U.S. EPA under FIFRA. The SterCid(R) disinfectant is considered a pesticide, and is registered under FIFRA Number 71814. FIFRA gives the federal government control over the distribution, sale and use of pesticides. All pesticides used in the U.S. must be registered (licensed) by the U.S. EPA under FIFRA. Registration of pesticides is to seek assurance that they will be properly labeled, and if used in accordance with label specifications, will not cause unreasonable harm to the environment.

     The MCM SteriMed systems are regulated at the state level by the individual states' Environmental, Conservation, Natural Resources, or Health Department. Each state has its own specific approval requirements. Generally, most states require an application for registration or approval be submitted along with back up information, including but not limited to operating manuals, service manuals, and procedures. Additionally, many states require contingency and safety plans be submitted, and that efficacy testing be performed. MCM has demonstrated through efficacy testing that it can inactivate the 4Log10 concentration of Bacillus atrophaeus (formerly Bacillus subtilis) spores. This meets or exceeds most state regulatory requirements.

     The SteriMed Senior has been cleared for marketing in 45 states and the SteriMed Junior in 39 states. The Ster-Cid(R) disinfectant has been registered in 49 states. It is our objective to obtain approvals from the remaining states.

     Local and county level authorities generally require that discharge permits be obtained from POTW by all facilities that discharge a substantial amount of liquids or specifically regulated substances to the sewer system. The SteriMed System process effluent has been characterized and found to be within the lower range of the general discharge limits set forth by the National Pollutant Discharge Elimination System (NPDES) Permitting Program, which are used to establish POTW discharge limits.

     These approvals allow the SteriMed System effluent to be discharged to a municipal sewer and the treated disinfected solid waste to be disposed of in a municipal landfill.

     The SteriMed process, unlike many other waste medical disposal technologies, is not subject to the Clean Air Act Amendments of 1990 because there is no incineration or generation of toxic fumes in the process. It is also not subject to the Hazardous Materials Transportation Authorization Act of 1994 as there is no transportation of hazardous waste involved.

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES OUTSIDE OF THE UNITED STATES

     CE Mark compliancy is a requirement for equipment sold in the European Union ("EU"). The SteriMed Systems are CE Mark compliant. In order to meet the specific regulatory requirements of the individual members of the EU, MCM will undertake further efficacy testing where necessary in order to demonstrate that the SteriMed conforms to all the standards in the specific EU member country. Outside of the EU, we are required to review and meet whatever the specific standards a country may impose. In countries where we have distributors, they are required to obtain the necessary regulatory approvals on our behalf at their expense.

COMPETITION

     RMW has routinely been treated and disposed of by means of incineration. Due to the pollution generated by medical waste incinerators, novel technologies have been developed for the disposal of RMW. Some of the issues confronting these technologies are: energy requirements, space requirements, unpleasant odor, radiation exposure, excessive heat, volume capacity and reduction, steam and vapor containment, and chemical pollution. The use of the SteriMed System eliminates concern about these issues: space and energy requirements are minimal, there are no odors, radiation, steam, vapor or heat generated, solid waste volume is reduced by up to 90% and the disinfecting chemical is 94% biodegradable. The following are the various competitive technologies:

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

     Among the competitors are Stericycle, Inc., Steris Corporation, Sanitec, Inc. Positive Impact Waste Solutions, Inc., Waste Processing Solutions Company, Global Environmental Technologies, LLC, and Waste Reduction, Inc.

COMPETITIVE FEATURES OF THE MCM STERIMED SYSTEM

     Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, we are positioning our products as viable alternatives to the traditional medical waste disposal methods. The SteriMed System seeks to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives. The main competitive advantages of the SteriMed System are:

     Safety
     ------
          a)   No need to pack containers with medical waste
          b)   No need to ship infectious medical waste on public roads
          c) Environmentally sound approach for disinfection - uses biodegradable chemicals; does not release smoke, odor, steam or other emissions to the air; removes the need for incineration
          d) Noise level during cycle is approx. 70.1dB(A), regarded below levels of noise safety concerns of the Occupational and Safety Administration ("OSHA").

     Labor
     -----
          a) Reduce the exposure to infectious waste by limiting the time an employee handles, stores and packs the waste
          b) No need to administer and track waste that is shipped from the facility
          c)   Ease of use
          d) Employee can continue to perform their regular functions while the SteriMed treatment cycle is operational

     Convenience
     -----------
          a) Easily installed requiring only electricity, water and sewage outlet. No special ventilation or lighting required.
          b)   Can fit through regular doorway.
          c)   Limited training required for operators.
          d) Due to size, units can be strategically placed in a health care facility near high waste generation sites (e.g. floor of operating room, infectious disease ward)

     Cost Saving
     -----------
          a)   Less labor time
          b)   No transportation costs to incineration site
          c) Our preferred business model is to lease the SteriMed Systems to U.S. facilities generating the infectious clinical waste. This model obviates the need for capital investment by users, and should also reduce previous operating expenses in disposing of medical waste.

     Compliant with Federal and States regulations
     ---------------------------------------------
               Enable infectious medical waste generating facilities to replace existing systems while meeting federal, state and local environmental and health regulations.

     These features are intended to make the SteriMed System a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs because of federal and state regulations or because of pressures to reduce operating costs.

MARKETING STRATEGY

     We have designed and are implementing a marketing program which maximizes the uniqueness and strengths of the SteriMed Systems while enhancing our customers' cash flow and minimizing their financial restraints. Our sales focus is to those sites which best fit the capabilities and requirements of our systems. These include those sites generating approximately 2,000 to 12,000 pounds of RMW per month and are able to provide a room with a minimum of 75 square feet with proper plumbing and electricity for the storage and operation of the machine. Within the United States these facilities include dialysis centers, surgical centers, blood banks, commercial laboratories (both research and clinical), large physician group practices and specific sites within hospitals.

     Many of these facilities are owned by national or international corporations operating many facilities. By focusing our sales efforts to these corporations we will be able to have multiple machine placements within the same organization. This offers many advantages to the customer and to us. Not only will we be able to maximize our selling efforts, we will also be able to compound our warranty and service effectiveness. This strategy should enable us to maximize resources and quickly obtain market penetration. We are presently working with a number of these customers in the implementation of this strategy and in fiscal year 2005, the Company received its first significant order in the US for the SteriMed Junior(R) Systems from a major dialysis company.

     We do not have the depth of marketing or financial capacity that many of our competitors have and thus are reliant upon generating interest in our products by virtue of our technical advantages. This aspect is emphasized in our limited budget allocated for marketing.

     Our business marketing models in the U.S. are either lease or purchase of the SteriMed System. The basic lease terms are a single monthly fee which will include the cost of the SteriMed, disposables and service for the life of the lease. Lease terms are usually five years. In the rest of the world, only the purchase option is available. Leasing is not available outside of the US because of the potential difficulty in monitoring and collecting monthly leasing fees. Our distributors, however, are free to sell or lease the SteriMed System in their respective markets. Regulatory approvals are required prior to marketing in any country, whether the business is conducted by us or our distributors.

     To maximize and augment our sales efforts in the U.S., we have been actively recruiting distributors. Ideally, we are seeking local and regional distributors who will have the exclusive right to sell the SteriMed products with their prescribed geographical area. In order to gain exclusivity, the distributor must commit to minimum annual purchases. The distributor is obligated to work within the guidelines and regulatory approvals set up and maintained by us.

     Internationally, we have distribution agreements in the following countries: Argentina, Australia, Brazil, Columbia, Costa Rica, Cyprus, Greece, Japan, Mexico, Paraguay, Poland, Scandinavia (Norway, Sweden, Finland and Iceland), Singapore, Taiwan, Tunisia and Uruguay. In each of the countries, it is the distributors' responsibility to obtain, at their own expense, all regulatory approvals which will be registered in the name of MCM.

MANUFACTURING

     The Company recognizes that to be successful, we need to manufacture units that are:

     1) Robust
     2) Reliable
     3) Reproducible in their activity

     Presently, we manufacture the SteriMed at our facility in Moshav Moledet, Israel. Our current inventory of the SteriMed Junior was manufactured by a third party manufacturer in Israel. We are actively seeking alternative locations for the manufacture of our units, including within the U.S. This includes sub-assembly manufacturers which will enable us to complete the final assembly at our own facilities if this proves to be the most cost effective solution. We anticipate that we would be able to complete the final assembly of the SteriMed Junior in our own facilities in the U.S. By the time we will need larger scale manufacturing capacity, we believe we will have located and qualified an alternative manufacturing location to fulfill these requirements and at costs acceptable to us.

     Approximately half of the SteriMed components are commercially available from third party suppliers. The remaining components are either generic with modification or customized specifically for the SteriMed. We presently have depots for parts and supplies located in Ridgefield, NJ and Moledet, Israel.

MAINTENANCE AND CUSTOMER SERVICE MODEL

     Critical to the successful use of the SteriMed System is the proper training of the personnel carrying out the installation, operation and service of the equipment. The Company provides our customers with a warranty covering parts and labor for one year. Thereafter, we offer an extended warranty program. Our technical service staff assists clients in the installation of units and the training of their staff and on-site operators. This training program is strongly geared to safety and maintenance to assure ongoing safe and smooth operation of the unit. After installation and training, operation of the unit is monitored by our technical staff to assure proper performance. Our technical staff is on call to assist in fixing problems or perform repairs. Our goal is to minimize problems through ongoing training and strict adherence to maintenance schedules. Our Customer Service staff is available to help with any questions or issues our customers might have.

PROPRIETARY RIGHTS

     There exist various medical waste treatment technologies that can be combined and employed in different ways, making trademarks and patents very important pieces of intellectual property to possess in the medical waste treatment industry.

     MCM acquired and/or applied for trademarks and patents for our SteriMed and Ster-Cid(R) products as indicated in the following tables. The validation for patents is extended to fifteen years, provided an annual fee (on renewal dates) is paid in the respective country.

     SteriMed System has an International Class 10 Trademark for Israel, United States, Canada, Japan, Australia, Mexico, Russia, Hungary, Poland, and for Community Trademark ("CTM" - European).

MCM STERIMED - INTERNATIONAL CLASS 10 TRADEMARK:
------------------------------------------------

------------------------------------------------------------------------------------------------------------
 FILE NO.      COUNTRY          APPLICATION NO.    APPLICATION DATE        TRADEMARK NO.    RENEWAL DATE
------------------------------------------------------------------------------------------------------------
99200         Israel               113,697           7/20/1997               113,697        07/20/2007
------------------------------------------------------------------------------------------------------------
99207         U.S.A                75/904,419        01/28/2000             2,724,738       10/20/2013
------------------------------------------------------------------------------------------------------------
99208         Canada               1035659           11/12/1999            TMA 596,538      12/04/2018
------------------------------------------------------------------------------------------------------------
99209         CTM(European)        1380146           11/11/1999              1380146        11/11/2009
------------------------------------------------------------------------------------------------------------
99210         Japan                11-103145         11/12/1999              4462258        03/23/2011
------------------------------------------------------------------------------------------------------------
99211         Australia            813208            11/09/1999              813208         11/09/2009
------------------------------------------------------------------------------------------------------------
99212         Mexico               472508            02/23/2001              701862         02/23/2011
------------------------------------------------------------------------------------------------------------
99214         Russia               99719243          11/18/1999              209618         11/18/2009
------------------------------------------------------------------------------------------------------------
99216         Hungary              m-9905278         11/10/1999              165158         11/10/2009
------------------------------------------------------------------------------------------------------------
99218         Poland               Z-209695          11/10/1999              148086         11/10/2009
------------------------------------------------------------------------------------------------------------

     The Ster-Cid(R) disinfectant has an International Class 5 Trademark for Israel, United States, Canada, Japan, Australia, Mexico, Russia, Hungary, Poland, and CTM.

MCM STER-CID(R) INTERNATIONAL CLASS 5 TRADEMARK:
------------------------------------------------

------------------------------------------------------------------------------------------------------------
 FILE NO.       COUNTRY          APPLICATION NO.      APPLICATION DATE   TRADEMARK NO.       RENEWAL DATE
------------------------------------------------------------------------------------------------------------
99200          Israel              131893              11/01/1999        131893              11/01/2006
------------------------------------------------------------------------------------------------------------
99201          U.S.A               75/904,150          01/29/2000        2,713,884           05/06/2013
------------------------------------------------------------------------------------------------------------
99202          Canada              1035658             11/12/1999        TMA 596,329         12/03/2018
------------------------------------------------------------------------------------------------------------
99203          CTM(European)       1380195             11/11/1999        1380195             11/11/2009
------------------------------------------------------------------------------------------------------------
99204          Japan               11-103144           11/12/1999        4562185             04/19/2007
------------------------------------------------------------------------------------------------------------
99205          Australia           813207              11/09/1999        813207              11/09/2009
------------------------------------------------------------------------------------------------------------
99206          Mexico              412940              02/23/2001        656603              02/25/2010
------------------------------------------------------------------------------------------------------------
99213          Russia              99719294            11/18/1999        200276              11/17/2009
------------------------------------------------------------------------------------------------------------
99215          Hungary             M-9905279           11/10/1999        164682              11/10/2009
------------------------------------------------------------------------------------------------------------
99217          Poland              Z-209696            11/10/1999        145760              11/10/2009
------------------------------------------------------------------------------------------------------------

     The SteriMed has patents in Australia, Japan, United States, Canada, Europe and South Africa. Additionally, there are patent applications pending in the United States (provisional), Australia, Brazil, Mexico, Russia, Canada, China, India, and Patent Corporation Treaty ("PCT").

MCM STERIMED PATENTS:
---------------------

------------------------------------------------------------------------------------------------------------------
 FILE NO.      COUNTRY    APPLICATION NO.    APPLICATION       PATENT NO.        PATENT DATE       VALID UNTIL
                                                 DATE
------------------------------------------------------------------------------------------------------------------
9346         Israel       108,311           01/10/1994         108,311            12/23/1999       01/10/2014
------------------------------------------------------------------------------------------------------------------
9452         Australia    10096/95          01/09/1995         684,323            04/2/1998        01/09/2015
------------------------------------------------------------------------------------------------------------------
9453         Japan        7-011844          01/23/1995         3058401            04/21/2000       01/27/2015
------------------------------------------------------------------------------------------------------------------
9454         U.S.A        08/369,533        01/05/1995         5,620,654          04/15/1997       04/15/2014
------------------------------------------------------------------------------------------------------------------
9456         Canada       2,139,689         01/06/1995         2,139,689          10/5/1999        01/06/2015
------------------------------------------------------------------------------------------------------------------
9455         Europe       95630001.6        01/05/1995         EP0662346          03/28/2001       01/05/2015
------------------------------------------------------------------------------------------------------------------

MCM STERIMED PCT INTERNATIONAL PHASE PATENTS:
---------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
  FILE NO.      COUNTRY        APPLICATION NO.      APPLICATION         PATENT NO.        PATENT DATE       VALID UNTIL
                                                       DATE
--------------------------------------------------------------------------------------------------------------------------
              PCT           PCT/IL02/00093          02/04/2002       WO2002/062479 A1     08/15/2002       09/05/2005
--------------------------------------------------------------------------------------------------------------------------
    2337      Australia     2002230065              02/04/2002           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2338      Brazil        200300398               07/31/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2339      Mexico        PA/a/2003/006946        08/04/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2340      Russia        2003127023              09/04/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2341      So. Africa    2003/5602               07/21/2003            2003/5602      09/23/2003        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2342      Canada        2437219                 08/01/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2343      China         02806986.2              09/22/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2344      India         01389/chenp/03          09/02/2003           Pending*           Pending        02/04/2022
--------------------------------------------------------------------------------------------------------------------------
    2373      USA           09/824,685              04/04/2001            6494391        12/17/2002        04/04/2021
--------------------------------------------------------------------------------------------------------------------------
  2313/354    Europe        02711185.5              09/05/2003        P210477PCT/EP          Pending       02/04/2022
--------------------------------------------------------------------------------------------------------------------------
     *Applied for as a temporary patent until the PCT takes effect.

     We maintain, in-house, a system that tracks all expiration dates for our trademarks and patents. This internal tracking system alerts us when renewal submissions are required.

STRAX INSTITUTE BUSINESS

     For several years prior to September 30, 2003, we operated Strax, a comprehensive breast imaging center located in Lauderhill, Florida. Strax was a multi-modality breast care center performing approximately 20,000 procedures annually comprising of x-ray mammography, ultrasound, stereotactic biopsy and bone densitometry. As of September 30, 2003, we sold Strax for $412,000. 50% of the purchase price was paid on closing and the balance is payable in installments evidenced by a note secured by the accounts receivables of Strax Institute, Inc. During the first quarter of fiscal year 2005, the parties agreed to settle the net outstanding balance in a lump sum payment of $66,000 which was paid in two equal installments in December 2004 and January 2005. Additionally, two of our executive officers are restricted for a period of five years from competing in the mammography and bone densitometry business in the States of Florida and New Jersey.

THERAPEUTIC DRUG MONITORING BUSINESS

     From June to October 9, 2002, our subsidiary Opus was engaged in the development, distribution and sale of diagnostic assays, controls and calibrators for therapeutic drug monitoring ("TDM") which were sold under the trademark Innofluor in kit form for use on the Abbott TDx and TDxFLx instruments. Opus received and accepted an unsolicited offer from Seradyn to purchase the assets of its TDM Business for $6 million plus future royalties. Seradyn had been a contract manufacturer of the Opus TDM kits. Under a two year Consulting Agreement ending on October 8, 2004, Opus consults Seradyn with ongoing projects for an annual fee of $50,000. The purchased assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales for up to ten years from closing. We have been informed that one of the assays under development for a new drug for anti-rejection in transplantation has been completed. The drug has already received approval in certain countries where the assay test kit to monitor the drug is already being sold. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business.

EMPLOYEES

     As of February 1, 2005, we employed six full time employees, including three senior managers, at our New Jersey corporate headquarters.

     MCM employed three full time employees in the U.S. and 10 full time employees and 1 part time employee at its facility in Israel.

     None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization. We consider our relations with employees to be good.

     As the level of our activities grow, additional personnel may be required.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease 2,758 square feet of office space in Fort Lee, New Jersey for executive and administrative personnel pursuant to a lease that expires on June 30, 2005 at a base monthly rental of approximately $6,665, plus escalation.

     We also lease approximately 1,500 square feet of space in Ridgefield, NJ for warehousing and assembly at a monthly cost of $1,850. This lease expires on April 30, 2005 and is subject to a 5% increment yearly. In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $865 and the lease expires on March 31, 2005.

     We believe the premises leased are adequate for our current and near term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In June 2002, Jack Nelson, a former Caprius executive officer and director, commenced two legal proceedings against us and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders. The two complaints alleged that the individual defendants made misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and engaged in mismanagement and other misconduct and took other actions as to the plaintiff to the supposed detriment of the plaintiff and Caprius. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). In September 2003, we resolved the State Court Action by making an Offer of Judgment which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on part of the defendants, we paid $125,000 to the plaintiff and the action was discontinued. The cost associated with the Offer of Judgment was recorded in the selling, general and administrative expenses within the consolidated statement of operations for the year ended September 30, 2003.

     On May 3, 2004, the Court in the Federal Derivative Action granted the motion made by us and Messrs. Aaron and Joels for judgment on the pleadings based upon the pre-suit demand requirement and dismissed the plaintiff's complaint without prejudice, but denied defendants' motion for judgment on the pleadings based upon the Private Securities Litigation Reform Act. The Court also granted the plaintiff's cross-motion to file an amended complaint to add allegations of insider trading.

     In September 2002, we were served with a complaint naming us and our principal officers and directors in the Federal District Court of New Jersey as a purported class action (the "Class Action"). The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The initial plaintiff is a relative of the wife of the plaintiff in the State Court Action and Federal Derivative Action. The allegations in the purported Class Action were substantially similar to those in the other two Actions. The complaint sought an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders.

     On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice. On May 14, 2004, the plaintiffs filed a motion for reconsideration, which defendants opposed and subsequently this motion for reargument was denied. The plaintiff did not file a notice of appeal during the statutory time period.

     On September 30, 2004, our Board received a letter written from Mr. Nelson's attorney making a demand that we institute a derivative action substantially similar to the allegations presented in the Federal Derivative Action. A draft complaint was included with the letter. An Independent Committee of the Board responded to the letter within the stipulated 90 day period that Mr. Nelson had requested, stating that the Independent Committee determined that there was no basis for the Company to institute the derivative action as demanded. There has been no further communication from Mr. Nelson's attorney.

     The independent directors have authorized us to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law, and Messrs. Aaron and Joels will repay us in the event it was determined that they were not entitled to be indemnified as to the claim for which the advance was made.

     In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against us and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. Although we believed there was no merit to the plaintiff's claim, in October 2003, in order to avoid a lengthy and expensive litigation, we and Mr. Aaron settled the action for the sum of $83,000 which is recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended September 30, 2003. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under our Purchase Agreement for the purchase of the majority interest in MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify us with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. This indemnification has been satisfied by the indemnifying shareholders either through the required payment of monies or by additional shares being allocated to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Common Stock has traded on the OTC Bulletin Board under the symbol CAPR since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market. As of September 30, 2004, the publicly traded warrants had expired and the market terminated upon their expiration.

     The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

    Common Stock                                       High         Low
                                                       ----         ---
    2004     (year ended September 30, 2004)

             Fourth Quarter                      $     0.25         0.11
             Third Quarter                             0.22         0.05
             Second Quarter                            0.25         0.05
             First Quarter                             0.25         0.11

    2003     (year ended September 30, 2003)

             Fourth Quarter                      $     0.31         0.10
             Third Quarter                             0.13         0.10
             Second Quarter                            0.13         0.08
             First Quarter                             0.15         0.07

     (a) The Company has paid no dividends on its shares of Common Stock since its inception in July 1983 nor does the Company expect to declare any dividends on its Common Stock in the foreseeable future.

     On September 30, 2004, there were approximately 1,200 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

     (b) Not applicable

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

     As more fully described in Note K to the consolidated financial statements, the Company completed the sale of its comprehensive breast imaging business (Strax) effective September 30, 2003. As a result, the Company's consolidated statements of operations for the fiscal years ended 2004 and 2003 have been restated to reflect the Strax business as discontinued operations.

     As more fully described in Note I to the consolidated financial statements, the Company completed the sale of its TDM business segment effective October 9, 2002. As a result, the Company's consolidated balance sheet for the fiscal years ended 2004 and 2003 reflect the TDM business as a discontinued operation. The Company's consolidated statements of operations for the fiscal years ended 2004 and 2003 were restated to reflect the TDM business as discontinued operations.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

     Revenues generated for fiscal 2004 were primarily generated by MCM product sales and rental revenues which totaled $835,461 for fiscal year ended 2004 as compared with $550,579 for the fiscal year ended 2003. For the year ended September 30, 2004, two customers accounted for approximately 72% of the consolidated total revenue. Accounts receivable due from these customers as of September 30, 2004 amounted to $45,267. For the year ended September 30, 2003, one customer accounted for approximately 30% of the consolidated total revenue. Accounts receivable due from this customer as of September 30, 2003 amounted to $47,000. Consulting income in connection with the sale of the TDM business generated $50,000 each of the fiscal year end September 30, 2004 and September 30, 2003. Sales for fiscal year 2004 increased over fiscal year 2003 with the delivery of the SteriMed Junior as well as the SteriMed in international markets.

     Selling, general and administrative expenses totaled $3,020,212 for Fiscal 2004 versus $4,155,660 for Fiscal 2003. This reflects substantial decreases in certain professional and insurance fees as well as performance based compensation to employees (none in 2004).

     The operating loss from operations totaled $3,249,963 for Fiscal 2004 versus $4,052,867 for Fiscal 2003. This decrease primarily reflects the cost savings benefits derived under managements' initiatives to control expenses, an increase in revenues, and the elimination of certain one time costs in connection with the acquisition of the MCM Business in Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has had recurring operating losses and has a working capital deficiency as of September 30, 2004 of approximately $2.3 million.

     We have for the past several years met our need for capital in our various businesses through loans from officers, directors and related parties other than the monies received from the sales of the TDM business, which were primarily used to finance the acquired MCM business. Due to the poor equity market for companies such as us, there has been significant difficulty in obtaining funds from traditional sources.

     During the second quarter of fiscal 2004, we raised $500,000 through a short-term bridge loan, issuing notes due on July 31, 2005, and granting warrants to purchase 333,333 shares of our common stock exercisable at $0.25 per share for a period of five years. The funds were utilized primarily for general working capital. The majority of these funds were provided by our management. The notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants, each to purchase one share of common stock, exercisable at $0.25 per share for a period of five years. The estimated fair value of the warrants approximated $27,400 using the Black Scholes Model and such amount shall be treated as a discount to debt and a corresponding increase to paid in capital. The discount will be amortized over the life of the loan.

     During the third quarter of fiscal year 2004 we raised $1.5 million, prior to fees and expenses, through the issuance of 8% Senior Secured Convertible Promissory Notes, repayable, together with interest, from April 27, 2005 to June 10, 2005, subject to prepayment or conversion by the investors into shares of our common stock at a conversion price of $.15 per share. As part of the conversion right privilege, the Company, recognized a discount on debt of approximately $200,000 and a corresponding increase to paid in capital. The discount will be amortized over the life of the loan. The proceeds from the sale of the convertible promissory notes were utilized for the expansion of the infectious medical waste disposal business and for general working capital needs.

     During the second quarter of fiscal year 2005, the Company raised $100,000 through the issuance of 8% Senior Secured Convertible Promissory Note, repayable, together with interest to April 3, 2005, subject to prepayment in the event of an equity financing in excess of $2 Million, or conversion by the investors into shares of our common stock at a conversion price of $0.15 per share. The lenders also received warrants to purchase 100,000 shares of our common stock exercisable at $0.28 per share for a period of five years. In the event that the loan is not repaid as of the due date, then the lender shall receive a further 25,000 warrants per month, up to an aggregate, including the initial 100,000 warrants, of 300,000 warrants. Additionally, during the first two quarters of fiscal year 2005, the Company was advanced the principal amount of approximately $146,000 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the

$100,000 8% Senior Secured Convertible Promissory Note outlined above. These funds are being utilized for general working capital purposes (see Note M to the consolidated Financial Statements herein).

     Net cash used in operations for Fiscal 2004 amounted to $2,842,363. Net cash provided by investing activities for Fiscal 2004 amounted to $220,127. Net cash flows used for financing activities for Fiscal 2004 amounted to $1,875,000 which primarily results from the $1.5 million less fees through the issuance of 8% Senior Secured Convertible Promissory Notes in the third quarter of fiscal year 2004 and the $500,000 short term bridge loan in the second quarter of fiscal year 2004.

     In light of the continuing cash requirements needed to develop the MCM business, we were actively seeking additional funding. On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately 10%. As part of this financing, the Company agreed to 30% warrant coverage for the purchase of common stock at an exercise price of $0.28 per share for a period of five years. The Company also agreed to a second warrant with 10% coverage for the purchase of common stock at $0.145 per share for a period of five years exercisable after 9 months. Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of $2 million together with $72,962 into the same class of preferred stock as the new equity investors. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock. At the time that the reverse split becomes effective, all of the preferred stock issued to the new equity investors and the debt holders who converted their debt will automatically convert into common shares. The Company also agreed to increase the number of independent directors by one additional director and obtain a listing on the Nasdaq Small Cap Market. The net cash proceeds from the equity financing will provide the funds necessary to expand our business as well as meeting our needs to satisfy specific outstanding obligations and accrued expenses. Specifically, the funds will be used to increase our marketing effort both in the US and overseas markets. The availability of this working capital will also permit us to build inventory to fulfill both current and future needs arising from our increased marketing efforts. In addition, as we start to build a meaningful penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for its business. We may also use our resources to develop further versions of our SteriMed System if it is determined that there is a market for such a product.

     Notwithstanding, we will continue to evaluate additional funding options including equipment financing, banking facilities, government-funded grants and private equity offerings. We may also require funds for future acquisitions that would complement our existing business.

CONTINGENT OBLIGATIONS

     Our principal contractual commitments include payments under operating leases.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates our estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     1.  Revenue recognition

     The infectious medical waste business recognizes revenues from either the sale or rental of our SteriMed Systems. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

     2.  Goodwill and other intangibles

     Goodwill and other intangibles associated with the MCM acquisition will be subject to an annual assessment for impairment by applying a fair-value based test. The valuation will be based upon estimates of future income of the reporting unit and estimates of the market value of the unit.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46(R).

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

     In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension loans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company expects that the adoption of the new statement will not have a significant impact on its financial statements.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

     MANUFACTURING
     -------------

     At present, the SteriMed unit is manufactured at our own facility in Israel. The SteriMed Junior had been manufactured by a third party manufacturer in Israel. We expect our manufacturing and marketing development work for our business to continue in Israel, however due to the limited capacity as well as the high costs of transportation from Israel, we continue to seek alternative manufacturing capacity with manufacturers outside of Israel located in North America, Russia or China. As we receive interest from these manufacturers, we will then undertake a detailed analysis to ensure that they are sufficiently qualified to manufacture our unit and their costs are acceptable to us. If we fail to effectively manufacture or cause the manufacture or fail to develop a market for our SteriMed systems, we will likely be unable to recover the losses we will have incurred in attempting to produce and market these products and technologies and may be unable to make sales or become profitable.

     The Company is dependent on third party suppliers for the components of our SteriMed and SteriMed Junior Systems and also for the Ster-Cid(R) disinfectant. At present there are no supply contracts in place and our requirements are fulfilled against purchase orders. There can be no assurances that we will have adequate supplies of materials. Although we believe that the required components are readily available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components.

     REGULATORY
     ----------

     The medical waste management industry is subject to extensive U.S. EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste. The use of the Ster-Cid(R) disinfectant in the SteriMed System is registered with the U.S. EPA under FIFRA, however, the SteriMed System is not subject to U.S. EPA registration. Our business requires us to comply with these extensive laws and regulations and also to obtain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where we sell or lease the SteriMed System. The SteriMed Senior has been cleared for marketing in 45 states and the SteriMed Junior in 39 states. It is our objective to obtain approvals from the remaining states. The Ster-Cid(R) has been registered in 49 states. Our ability to obtain such approvals in the remaining states and the timing and cost to do so, if successful, cannot be easily determined nor can the receipt of ultimate approval be assumed.

     In markets outside the U.S., our ability to market the SteriMed System is governed by the regulations of the specific country. In foreign countries we market through distributors, on which we rely to obtain the necessary regulatory approvals to permit the SteriMed System to be marketed in that country. We are therefore dependent on the distributor to process these applications where required. In many of these countries we have no direct control or involvement in the approval process, and therefore we cannot estimate when our product will be available in that market.

     We believe that we currently comply in all material respects with all applicable laws, regulations and permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the applicable regulations could require us to obtain new approvals or permits, to change the way in which we operate or to make changes to our SteriMed System. We might be unable to obtain the new approvals or permits that we require, and the cost of compliance with new or changed regulations could be significant. In the event we are not in compliance, we can be subject to fines and administrative, civil or criminal sanctions or suspension of our business.

     The approvals or permits that we require in foreign countries may be difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need (or at all). If we cannot obtain the approval or permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our ability to sell the SteriMed System in certain jurisdictions.

     INTELLECTUAL PROPERTY
     ---------------------

     We regard certain aspects of our products, processes, services and technology as proprietary, and we have trademarks and patents for certain aspects of the SteriMed System. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. Our proprietary rights to Ster-Cid(R) relate to an exclusive worldwide license that we had obtained from a third party manufacturer in Europe to purchase the Ster-Cid(R) disinfectant. The patent positions of medical waste technology companies generally involve complex legal and factual questions. While patents are important to our business, the regulatory approvals are more critical in permitting us to market our products. We may also apply in the future for patent protection for uses, processes, products and systems that we develop. There can be no assurance that any future patent that we apply for will be issued, or that any existing patents issued will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage, or that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or require us to develop appropriate alternative technology. There can be no assurance that any such licenses would be available on acceptable terms or at all, or that we could develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on our business and profitability.

     We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

     Developing products based upon new technologies can result in litigation based on allegations of patent and other intellectual property infringement. While no infringement claims have been made or threatened against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement.

     MARKETING
     ---------

     Our future growth and profitability depend in part on our ability to respond to technological changes and successfully develop and market new products that achieve significant market acceptance. This industry has been historically marked by very rapid technological change and the frequent introductions of new products. There is no assurance that we will be able to develop new products that will realize broad market acceptance.

     Competition
     -----------

     There are numerous methods of handling and disposing of RMW, of which our technology is one of the available systems. We are not aware of any competitive product that is similar to the SteriMed Systems with respect to its design and compactness. We believe that our SteriMed Systems, due to its ability to be used on site, the cost basis and ease of use, offers a significant advantage over RMW systems offered by our competitors. We realize, however, there can be no assurance that a different or new technology may not supplant us in the market. Further, we cannot guarantee that in the event that we are successful in the deployment of our systems in the marketplace, the predominant companies in the field, which have substantially greater resources and market visibility than us, will not try to develop similar systems.

     FINANCIAL
     ---------

     The malfunction or misuse of our SteriMed Systems may result in damage to property or persons, as well as violation of various health and safety regulations, thereby subjecting us to possible liability. Although our insurance coverage is in amounts and deductibles customary in the industry, there can be no assurance that such insurance will be sufficient to cover any potential liability. The Company currently retains a claims made worldwide product liability insurance policy. Further, in the event of either adverse claim experience or insurance industry trends, we may in the future have difficulty in obtaining product liability insurance or be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all. In addition, there can be no assurance that insurance will adequately cover any product liability claim against us. A successful product liability, environmental or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and operations. To date, no claims have been made against us. We believe that our insurance coverage is adequate to cover any claims made, and we review our insurance requirement with our insurance broker on an annual basis.

     Although the Company raised gross proceeds of $1,500,000 in a placement of convertible secured notes in the third quarter of fiscal 2004, we required additional working capital in order to develop and grow the business. Specifically, these funds were required to support our marketing efforts, build inventory and increase our manufacturing capabilities, as well as obtaining additional regulatory approvals both domestically and overseas. On February 15, 2005, the Company secured $4.5 million in equity financing before financing fees and expenses. Notwithstanding, we will continue to evaluate additional funding options including equipment financing, banking facilities, government-funded grants and private equity offerings. We may also require funds for future acquisitions that would complement our existing business.

     We can expect to incur losses for the immediate foreseeable future. Additionally, the Company is exposed to currency fluctuations on international sales and manufacturing which could have an impact on the business. There can be no assurance that we will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

     PERSONNEL
     ---------

     Our success is highly dependent on the continued efforts of a small management team. Should operations expand, we will need to hire persons with a variety of skills. Competition for these skilled individuals could be intense, and there can be no assurance that we will be successful in attracting and retaining key personnel in the future. Our failure to do so could adversely affect our business and financial condition. We do not have employment agreements with or carry any "key-man" insurance on the lives of any of our officers or employees.

ITEM 7.  FINANCIAL STATEMENTS
                                                                           PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                NUMBER
------------------------------------------                                ------

Report of Independent Registered Public Accounting Firm                     F-2

Report of Independent Registered Public Accounting Firm                     F-3

Consolidated Balance Sheet as of September 30, 2004                         F-4

Consolidated Statements of Operations for the years ended
September 30, 2004 and 2003                                                 F-5

Consolidated Statements of Stockholders' Equity (Deficiency)
for the years ended September 30,  2004 and 2003                            F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2004 and 2003                                                 F-7

Notes to Consolidated Financial Statements                          F-8 to F-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 15, 2004, the Board of Directors and the Audit Committee of Caprius, Inc. (the "Company"), at special meetings, unanimously resolved to appoint Marcum & Kliegman LLP ("Marcum"), New York, New York, as the Company's independent certifying accountants for the fiscal year ending September 30, 2004. Earlier in the day on March 15, 2004, BDO Seidman, LLP ("BDO"), the independent accountants which had audited the financial statements of the Company for the year ended September 30, 2003 and prior years thereto, advised the Company that BDO was resigning as the Company's accountants.

     In connection with the audit for the year ended September 30, 2003, and through March 15, 2004, there were no disagreements with BDO on any matter of the Company's accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

ITEM 8A. CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of September 30, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended September 30, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

     As of February 1, 2005, the directors and executive officers of the Company were:

Name                               Age     Position
----                               ---     --------

George Aaron                       52      Chairman of the Board,
                                           President and Chief Executive Officer

Jonathan Joels                     48      Chief Financial Officer, Treasurer,
                                           Secretary and Director

Elliott Koppel                     60      VP Sales and Marketing

Sol Triebwasser, Ph.D. (1)(2)      83      Director

Jeffrey L. Hymes, M.D. (1)(2)      52      Director
--------------------
(1) Member of the Audit Committee
(2) Member of the Compensation/Option Committee

     The principal occupations and brief summary of the background of each Director and executive officer of Caprius during the past five years is as follows:


     GEORGE AARON. Mr. Aaron has been Chairman of the Board, President and CEO of the Company since June 1999. He also served as a Director on the Board of the Company from 1992 until 1996. From 1992 to 1998, Mr. Aaron was the co-Founder and CEO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. of which he remains a Director. Mr. Aaron also serves on the Board of Directors of DeveloGen AG, who recently merged with Peptor Ltd. (the company that had acquired Portman Pharmaceuticals). From 1983 to 1988, Mr. Aaron was the Founder and CEO of Technogenetics Inc. (a diagnostic company). Prior to 1983, Mr. Aaron was Founder and Partner in the Portman Group, Inc. and headed international business development at Schering Plough. Mr. Aaron is a graduate of the University of Maryland.

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

     JEFFREY L. HYMES, M.D. Dr. Hymes has been a Director of the Company since May, 2004. In 1998, Dr. Hymes co-founded National Nephrology Associates (NNA), a privately held dialysis company, until its acquisition by Renal Care Group in April 2004, having served as NNA's President and Chief Medical Officer from 1998 to 2004. Prior to that time, Dr. Hymes was a co-founder of REN Corporation, a publicly traded dialysis company that was sold to GAMBRO in 1995. Dr. Hymes is currently the President of Nephrology Associates, P.C., Nashville, TN, a 19-physician nephrology practice. Dr. Hymes is a graduate of Yale College and received his MD degree from the Albert Einstein College of Medicine of Yeshiva University.

     SOL TRIEBWASSER, PH.D. Dr. Triebwasser has been a Director of the Company's since 1984. Until 1996, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights New York and currently a Research Staff member emeritus. Since receiving his Ph.D. in physics from Columbia in 1952, he had managed various projects in device research and applications at IBM. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

     Mr. Aaron and Mr. Joels are brothers-in-law.

     The Board of Directors met either in person or telephonically 6 times in fiscal 2004. Each of the Directors attended at least 75% of the meetings.

     The Board of Directors has standing Audit and Compensation/Option
Committees.

     The Audit Committee reviews with the Company's independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee was involved in the selection of new auditors for Fiscal 2004. The Audit Committee met 5 times during Fiscal 2004.

     The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company are not paid any fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. In October 2002, Dr. Triebwasser was granted options under the Company's 2002 Stock Option Plan to purchase 100,000 shares of Common Stock at a price of $0.15 per share vesting over two years. Additionally, the board approved that effective October 2002, the non- employee director's fee would be $20,000 per annum. In May 2004, the Board resolved that any new non-employee Board members would be entitled to an annual fee of $5,000 and 75,000 options under the Company's 2002 Stock Option plan. Upon his appointment to the Board, Dr. Jeffrey Hymes received the non-employees director fee of $5,000, payable annually, and was granted options to purchase 75,000 shares of common stock exercisable at $0.20 per share, vesting one third on the grant date and the balance vesting over a two year period in equal installments.

COMPLIANCE WITH SECTION 16(A)
-----------------------------

     Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2004, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2004.

                  ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                  -------------------                                  ----------------------
                                                                      Awards                  Payouts
                                                                      ------                  -------
                                                                               Securities
                                                      Other       Restricted   Underlying
Name and                                              Annual        Stock        Options       LTIP        All Other
Principal                     Salary      Bonus    Compensation    Award(s)       SARs        Payouts     Compensation
Position            Year       ($)         ($)         ($)           ($)          (#)           ($)            ($)
----------------------------------------------------------------------------------------------------------------------
George Aaron       2004       240,000         -0-          -0-          -0-          -0-         -0-            -0-
President/CEO      2003       240,000     160,000          -0-          -0-      300,000         -0-            -0-
                   2002       160,000         -0-          -0-          -0-          -0-         -0-            -0-
                   2001       160,000         -0-                                    -0-         -0-            -0-
----------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------
Jonathan Joels     2004       176,000         -0-          -0-          -0-          -0-         -0-            -0-
CFO                2003       176,000     112,000          -0-          -0-      300,000         -0-            -0-
                   2002       112,000         -0-          -0-          -0-          -0-         -0-            -0-
                   2001       112,000         -0-          -0-          -0-          -0-         -0-            -0-
----------------------------------------------------------------------------------------------------------------------
Elliott Koppel     2004        92,000         -0-          -0-          -0-          -0-         -0-            -0-
                   2003        92,000      28,000          -0-          -0-      100,000         -0-            -0-
----------------------------------------------------------------------------------------------------------------------

     As of September 30, 2004, the Company does not have any written employment agreements with any of its executive officers. Mr. Aaron, Mr. Joels and Mr. Koppel have been paid annual base salaries of $240,000, $176,000, and $92,000 respectively and the Company leases automobiles for Messrs. Aaron and Joels in amounts not to exceed $1,000 and $750 per month, respectively, and also pays their automobile operating expenses. Mr. Koppel is reimbursed $700 per month for automobile expenses plus normal automobile expenses excluding insurance. Messrs. Aaron, Joels and Koppel are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies,

     The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. As of September 30, 2004, under the Company's 401 (k) plan there was no matching contribution by the Company.

                                    Individual
                                      Grants
   (a)                (b)               (c)              (d)            (e)
                                       % of
                   Number of           Total
                  Securities         Options/
   Name           Underlying           SARS           Exercise
                   Options/         Granted to         on Base       Expiration
                     SARs           Employee(s)         Price           Date
                  Granted (#)        in Fiscal         ($/Sh)
                                       Year
--------------------------------------------------------------------------------
George Aaron             -0-             -0-             -0-            -0-

Jonathan Joels           -0-             -0-             -0-            -0-

Elliott Koppel           -0-             -0-             -0-            -0-
--------------------------------------------------------------------------------

                          FISCAL YEAR END OPTION VALUE

                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                          OPTIONS AT SEPT. 30, 2004         AT SEPT. 30, 2004
NAME                      EXERCISABLE/UNEXERCISABLE          EXERCISABLE ($)
----                      -------------------------          ---------------
George Aaron              300,000/100,000                         $-0-

Jonathan Joels            300,000/100,000                         $-0-

Elliott Koppel            366,667/33,333                          $-0-

STOCK OPTION PLAN

     Due to the pending expiration of both the 1993 Employee Stock Option Plan and 1993 Non-Employee Stock Option Plan, in May 2002 our Board of Directors adopted the 2002 Stock Option Plan ("2002 Plan") which was ratified at our stockholder meeting of June 26, 2002. The 2002 Plan covers 1,500,000 shares of Common Stock reserved for issuance pursuant to the exercise of options granted thereunder. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

     During October 2002, we granted a total of 961,000 options to our officers, directors, and employees under the 2002 Plan for an aggregate of 961,000 shares of Common Stock. Of these, 300,000 options each were granted to Messrs. Aaron and Joels, 100,000 to Mr. Koppel and 100,000 to Dr. Triebwasser. All of these options were priced at $0.15 per share, vested one third on the grant date and the balance vests over a two year period in equal installments. During May 2004, 75,000 options priced at $0.20 were granted to Dr. Jeffrey Hymes. These options vested one third on the grant date with the balance vesting over a two year period in equal installments. All of these options expire 10 years after the date of grant and were granted at fair market value or higher at time of grant.

     During 1993, we adopted an employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 1,000,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 200,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expired May 25, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During Fiscal 2004 members of the Company's Compensation/Option Committee were Sol Triebwasser, Ph.D. and Jeffrey Hymes, M.D., neither is an executive officer or employee of the Company or its subsidiaries.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of February 1, 2005, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                                         Amount and Nature    Amount and Nature
                                                           of Beneficial        of Beneficial        Percentage of
Name of                        Position with                Ownership(1)          Ownership(1)        Securities
Beneficial Owner*                 Company                 of Common Stock     of Preferred Stock          ***
----------------------------------------------------------------------------------------------------------------------
Shrikant Mehta                 None                          4,917,898                -                  23.26%
Combine International
354 Indusco Court
Troy, Michigan 48083




George Aaron                   Chairman of the Board;        3,898,589(2)             -                   18.6%
                               Chief Executive Officer;
                               President

Jonathan Joels                 Director; Chief               3,810,739(3)             -                  18.17%
                               Financial Officer;
                               Treasurer; Secretary

General Electric Company       None                          1,159,793(4)           27,000                5.37%
Medical Services Division                                                           (100%)
3000 No. Grandview Blvd.
Waukesha, WI 53188

Elliott Koppel                 VP Sales & Marketing            549,234(5)             -                   2.63%

Sol Triebwasser, Ph.D.         Director                        113,400(6)             -                     **

Jeffrey L. Hymes, M.D.         Director                         25,000(7)             -                     **

All executive officers and                                   8,396,962(8)                                31.81%
Directors as a group
(5 persons)

---------------------------
* Address of all holders except Mr. Mehta and General Electric Company is c/o Caprius Inc., One Parker Plaza, Fort Lee, NJ 07024
**   Less Than one percent (1%)
*** Does not include the Series B Preferred Stock, as it is non-voting except on matters directly related to such series.

(1) Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2004 pursuant to stock options, warrants and convertible securities.

(2) Includes (i) 7,050 shares in retirement accounts, (ii) 117,500 shares underlying warrants presently exercisable, (iii) 100 shares jointly owned with his wife and (iv) 400,000 shares underlying options presently exercisable.

(3) Includes (i) 960,000 shares as trustee for his children, (ii) 110,000 shares underlying warrants presently exercisable, (iii) 17,500 shares underlying warrants owned by his wife for which he disclaims beneficial ownership, (iv) 400,000 shares underlying options presently exercisable.

(4) Includes 1,159,793 shares underlying 27,000 shares of Series B Preferred Stock.

(5) Includes (i) 73,334 shares underlying warrants and (ii) 400,000 shares underlying options presently exercisable.

(6)  Includes 112,000 shares underlying options presently exercisable.

(7) Includes 25,000 shares underlying options presently exercisable and excludes 50,000 shares underlying options which are currently not exercisable.

(8) Includes (i) 300,834 shares underlying warrants and (ii) 1,337,000 shares underlying options presently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first two quarters of fiscal year 2005, the Company was advanced the principal amount of approximately $146,000 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note. These short-term loans were provided by executive officers, Messrs. Aaron, Joels, and Koppel who advanced approximately $64,000 $62,500, and $19,500 respectively. These funds are being utilized for general working capital purposes (see Note M to the consolidated Financial Statements herein).

     During the second quarter of fiscal 2004, the Company authorized short-term bridge loans for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on the royalties due to Opus from Seradyn, in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants, each to purchase one share of our common stock, exercisable at $0.25 per share for a period of five years. The exercise price was in excess of the then market price.

     During Fiscal 2003, MCM conducted business with The P.O.M. Group, Inc. ("POM") located in Michigan. MCM was introduced to POM by Shirkant Mehta, who was a Caprius director from April 2000 to February 2004 and who beneficially owns approximately 23.3% of our common stock. Mr. Mehta is also a principal shareholder in POM. POM has significantly assisted MCM in the design, manufacture and longevity of certain key components of the MCM SteriMed System. To date, we have paid POM $36,845 for design work, purchased components and disposables.

     During September 2002, the Company entered into a short-term line of credit arrangement with Mr. Mehta, whereby he agreed to extend a $500,000 line of credit to us for up to 18 months at an interest rate of 11% per annum. In return for the provision of the line of credit, Mr. Mehta was granted warrants to purchase 500,000 shares of Common Stock, exercisable at $0.11 per share for a period of five years. As we were unable to reach mutually satisfactory terms with Mr. Mehta as to the terms of the line of credit, in February 2004, Mr. Mehta was relieved from his obligation under the line of credit and the warrants that had been granted to him were cancelled. Additionally, Mr. Mehta had previously agreed to provide consulting services for an initial period of one year in connection with the MCM business, specifically relating to the areas of financing and manufacturing, at an annual fee of $100,000 commencing on the closing date of the MCM acquisition. As additional consideration for us relieving Mr. Mehta of his obligations for the line of credit, Mr. Mehta waived his rights with respect to the deferred payments we may have owed to him in the amount $100,000 and the Company forgave Mr. Mehta's obligations to perform consulting services for the Company.

     During September 2002, warrant holders representing 3,297,700 shares of Common Stock took the opportunity to exercise their warrants in our warrant price reduction program. The reduced exercise price for each of the outstanding warrants was equal to 20% of its present exercise price, but not less than $0.11 per share. Included as part of this warrant price reduction program were Messrs. Aaron, Joels, Koppel and Mehta, executive officers and/or directors, who exercised 193,750, 133,750, 11,000 and 2,400,000 warrants respectively.

     The independent directors have authorized the Company to advance the legal expenses of Messrs. Aaron and Joels in the litigations described in "Business-Litigation," subject to review of the legal bills and in compliance with applicable regulations and laws, with respect to claims made against them in their corporate capacities. Each of them undertook to repay his advances in the event it was determined that he was not entitled to be indemnified as to the claim for which he received the advances. No determination of advances has been made for fiscal year ended September 30, 2004.

     We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to Registrant's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-11914.

2.1 Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, Medial Diagnostics, Inc. ("Strax"), Strax Acquisition Corporation and US Diagnostic Inc. (incorporated by reference to
         Exhibit 1 to Registrant's Form 8-K filed January 23, 1997).

2.2 Agreement and Plan of Merger dated as of June 28, 1999 among Registrant, Caprius Merger Sub, Opus Diagnostics Inc. ("Opus"), George Aaron and Jonathan Joels (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K, filed July 1, 1999 (the "July 1999 Form 8-K")).

3.1 Certificate of Incorporation of Registrant. (incorporated by reference to Exhibit 3 filed with Registrant's Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 033-40201) ("Registrant's Form S-2")).

3.2 Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant's Form S-4, filed October 9, 1997(File No. 333-37481)).

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

3.8 Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Form S-4).

4.1 Form of Warrant issued to certain employees in connection with Registrant's Bridge Financing in March 2000 (incorporated by reference to Exhibit 4.7 to Registrant's July 2000 Form SB-2, filed July 26, 2000 (File No. 333-42222)).

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

10.1.2 1993 Directors Stock Option Plan for Non-Employee Directors ((incorporated by reference to Exhibit B of the Proxy Statement for Registrant's 1993 Annual Meeting of Stockholders)

10.2 2002 Stock Option Plan (incorporated by reference to Appendix A of the Proxy Statement for Registrant's Annual Meeting of Stockholders).

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

10.5.5 Letter Agreement dated April 4, 2000 between Registrant and Levy relating to terms and conditions of payment as outlined in Severance and Consulting Agreement dated as of June 28, 1999 (incorporated by reference to Exhibit 10.5.5 to Registrant's September 2001 Form 10-KSB).

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

10.7.4 Consulting Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.4 to Registrant's October 2002 Form 8-K).

10.8.1 Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of December 17, 2002 (the December 2002 Form 8-K").

10.8.2 Stockholders Agreement, dated December 17, 2002, among M.C.M. Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant's December 2002 Form 8-K).

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

10.10.1 Stock Purchase Agreement, among Registrant, Strax Institute Inc. and Eastern Medical Technologies, Inc. dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2003 (the "October 2003 Form 8-K")).

10.10.2 Non-negotiable Promissory Note of Eastern Medical Technologies, Inc. to Registrant, dated September 30, 2003 (incorporated by reference to
         Exhibit 10.2 to Registrant's October 2003 Form 8-K).

10.10.3 Security Agreement among Eastern Medical Technologies, Inc., Strax Institute, Inc., and Registrant, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.3 to Registrant's October 2003 Form 8-K).

10.10.4 Management Services Agreement between Registrant and Strax Institute Inc., dated as of September 30, 2003 (incorporated by reference to Exhibit 10.4 to Registrant's October 2003 Form 8-K).

10.10.5 Settlement Letter among BDC Corp. d/b/a/ BDC Consulting Corp, Registrant and George Aaron, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.5 to Registrant's October 2003 Form 8-K).

10.11.1 Securities Purchase Agreement, among Registrant and investors dated as of April 26, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of April 27, 2004 (the "April 2004 Form 8-K")).

10.11.2 Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Registrant's April 2004 Form 8-K).

10.11.3 Security and Pledge Agreement by the Registrant in favor of CAP Agent Associates, LLC, dated April 26, 2004 (incorporated by reference to
         Exhibit 10.3 to Registrant's April 2004 Form 8-K).

10.11.4 Registration Rights Agreement, dated April 26, 2004, between Registrant and the purchasers of the Notes, and Sands Brothers International Ltd. ("SBIL") (incorporated by reference to Exhibit 10.4 to Registrant's April 2004 Form 8-K).

10.11.5 Dealer Agreement, dated April 12, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.5 to Registrant's April 2004 Form 8-K).

10.11.6 Common Stock Purchase Warrant Agreement, dated April 26, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.6 to Registrant's April 2004 Form 8-K).

10.12.1 Form of Secured Promissory Note issued for the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.1 Registrant's Form 10-KSB for fiscal year ended September 30, 2003 (the "2003 Form 10-KSB")).

10.12.2 Form of Common Stock Purchase Warrant relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.2 to Registrant's 2003 Form 10-KSB).

10.12.3 Form of Guaranty and Security Agreement relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.3 to Registrant's 2003 Form 10-KSB).

10.13 Letter on change in certifying accountant from BDO Seidman, LLP, addressed to the Securities and Exchange Commission, dated March 19, 2004 (incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed March 19, 2004).

21*      List of Company's subsidiaries
31.1*    Rule 13a-14(a)/15d-14(a) Certification
31.2*    Rule 13a-14(a)/15d-14(a) Certification
32.1*    Section 1350 - Certification
32.2*    Section 1350 - Certification
_____________
* Filed herewith

(b)  Reports on Form 8-K:

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     -----------------------------------------------------------
                                            September 30,
     -----------------------------------------------------------
                                         2004           2003
     -----------------------------------------------------------
     AUDIT FEES                       $ 104,000        $  -0-
     -----------------------------------------------------------
     TAX FEES                         $     -0-        $  -0-
     -----------------------------------------------------------
     AUDIT RELATED FEES               $  12,518        $  -0-
                                      ---------        ------
     -----------------------------------------------------------
     TOTAL FEES                       $ 116,518        $  -0-
                                      =========        ======
     -----------------------------------------------------------

     During the current fiscal year, the Company changed accountants. The Audit Fees as stated above represent professional services rendered in regards to the Company's 10-KSBs and 10-QSBs filings. Audit Related Fees as stated above represent fees paid by the Company for products and services provided other than those reported above, including the SB-2/SB-2A.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February 2005.


CAPRIUS, INC.

By: /s/ Jonathan Joels
    ------------------
    Jonathan Joels, CFO and
    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.


  SIGNATURE                          TITLE                         DATE
  ---------                          -----                         ----

/s/George Aaron             Chairman of the Board,           February 15, 2005
----------------------      President and CEO
George Aaron

/s/Jonathan Joels           Director, CFO and Treasurer      February 15, 2005
----------------------
Jonathan Joels

/s/Jeffrey L. Hymes         Director                         February 15, 2005
----------------------
Jeffrey L. Hymes, M.D.

/s/Sol Triebwasser          Director                         February 15, 2005
----------------------
Sol Triebwasser, Ph.D.

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, George Aaron, President & CEO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Caprius, Inc. (the "Registrant").

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:
             a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, are made known to us by others within those entities, particularly during the period in which this report is being prepared;
             b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
             c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over the financial reporting.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
             a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  February 15, 2005                   /s/ George Aaron
                                           ----------------
                                           George Aaron
                                           President & CEO

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Jonathan Joels, Chief Financial Officer, certify that:

     1. I have reviewed this annual on Form 10-KSB of Caprius, Inc. (the "Registrant").

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:
             a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, are made known to us by others within those entities, particularly during the period in which this report is being prepared;
             b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
             c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over the financial reporting.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
             a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  February 15, 2005                   /s/Jonathan Joels
                                           -----------------
                                           Jonathan Joels
                                           Treasurer and Chief Financial Officer

                                                                      Exhibit 21

                    LIST OF REGISTRANT'S ACTIVE SUBSIDIARIES


M.C.M. ENVIRONMENTAL TECHNOLOGIES, INC.
Delaware Corporation
62.53% owned


M.C.M. ENVIRONMENTAL TECHNOLOGIES, LTD.
Israeli Corporation
100% owned by M.C.M. Environmental Technologies, Inc.

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Caprius, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Aaron, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/George Aaron
-------------------------------------
George Aaron
President and Chief Executive Officer

February 15, 2005

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Caprius, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jonathan Joels, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Jonathan Joels
-----------------
Jonathan Joels
Treasurer and CFO

February 15, 2005

                         CAPRIUS, INC. AND SUBSIDIARIES

                                    I N D E X


----------------------------------------------------------------- --------------
                                                                      PAGE
----------------------------------------------------------------- --------------
Report of Independent Registered Public Accounting Firm               F-2
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Report of Independent Registered Public Accounting Firm               F-3
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Balance Sheet as of September 30, 2004.                   F-4
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Operations for the years ended              F-5
September 30, 2004 and 2003.
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Stockholders' Equity (Deficiency)           F-6
for the years ended September 30, 2004 and 2003.
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Cash Flows for the years ended              F-7
September 30, 2004 and 2003.
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Notes to the Consolidated Financial Statements.                     F-8 - F-23
----------------------------------------------------------------- --------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Stockholders
Caprius, Inc.


We have audited the accompanying consolidated balance sheet of Caprius, Inc. and Subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Marcum & Kliegman LLP
New York, New York
November 16, 2004, except for Note M(1)
which is as of December 1, 2004, Note M(2)
which is as of February 2, 2005, and Note M(4)
and Note M(5) which are as of February 15, 2005

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Caprius, Inc.

     We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Caprius, Inc. and subsidiaries for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Caprius, Inc. and subsidiaries and their cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company and its subsidiaries have suffered recurring losses from operations. Furthermore, as discussed in Note G (2) the Company and its principal officers and directors are defendants in certain legal proceedings whereby the plaintiffs are seeking unspecified monetary damages as well as the removal of the defendant officers as shareholders of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to this matter are described in Note A.


                                             /s/BDO Seidman, LLP

Boston, Massachusetts
November 14, 2003

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004


ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $      27,583
     Accounts receivable, net of reserve for bad debts of $5,163                 73,483
     Inventories, net                                                           710,518
     Due from sale of Strax                                                      66,000
     Deferred financing cost, net of accumulated amortization of $63,958         89,542
     Other current assets                                                        15,222
                                                                          -------------
          Total current assets                                                  982,348
                                                                          -------------

PROPERTY AND EQUIPMENT:
     Office furniture and equipment                                             166,019
     Equipment for lease                                                        142,843
     Leasehold improvements                                                      19,302
                                                                          -------------
                                                                                328,164
     Less:  accumulated depreciation                                            192,750
                                                                          -------------
          Property and equipment, net                                           135,414
                                                                          -------------

OTHER ASSETS:
     Goodwill                                                                   737,010
     Intangible assets,net                                                      545,250
     Other                                                                       13,330
                                                                          -------------
          Total other assets                                                  1,295,590
                                                                          -------------
     TOTAL ASSETS                                                         $   2,413,352
                                                                          =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Secured convertible notes, net of unamortized
        discount of $150,000                                              $   1,350,000
     Notes payable - related party, net of unamortized
        discount of $15,220                                                     484,780
     Accounts payable                                                           915,116
     Accrued expenses                                                           376,650
     Accrued compensation                                                       185,992
                                                                          -------------
          Total current liabilities                                           3,312,538
                                                                          -------------

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value
          Authorized - 1,000,000 shares
          Issued and outstanding - Series A, none; Series B,
            convertible,
          27,000 shares. Liquidation preference $2,700,000                    2,700,000
     Common stock, $.01 par value
          Authorized - 50,000,000 shares, issued 20,469,062 shares
          and outstanding 20,446,562 shares                                     204,691
     Additional paid-in capital                                              67,837,158
     Accumulated deficit                                                    (71,638,785)
     Treasury stock (22,500 common shares, at cost)                              (2,250)
                                                                          -------------
          Total stockholders' deficiency                                       (899,186)
                                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $   2,413,352
                                                                          =============

 The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the years ended
                                                           ---------------------------------------------
                                                           September 30, 2004         September 30, 2003
                                                           ------------------         ------------------

REVENUES:
     Product sales                                            $    766,119               $    501,879
     Equipment rental income                                        69,342                     48,700
     Consulting fees                                                50,000                     50,000
                                                              ------------               ------------
          Total revenues                                           885,461                    600,579
                                                              ------------               ------------

OPERATING EXPENSES:
     Cost of product sales and equipment rental income             618,944                    357,708
     Research and development                                      283,697                    122,116
     Selling, general and administrative                         3,020,212                  4,155,660
                                                              ------------               ------------
          Total operating expenses                               3,922,853                  4,635,484
                                                              ------------               ------------
          Operating loss                                        (3,037,392)                (4,034,905)

     Interest expense, net                                        (212,571)                   (17,962)
                                                              ------------               -------------

     Loss from continuing operations                            (3,249,963)                (4,052,867)
     Income from operations of discontinued TDM business
     segment(including gain on disposal of $3,214,189
       in October 2002)                                                  -                  3,287,587
     Loss from operations of discontinued Strax Business
       (including gain on disposal of $125,658
       at September 30, 2003)                                     (105,806)                   (18,830)
                                                              ---------------------------------------

     Loss before minority interest                              (3,355,769)                (784,110)

     Loss applicable to minority interest                                -                    459,906
                                                              ------------               ------------

     Net loss                                                 $ (3,355,769)                  (324,204)
                                                              ============               ============

Net loss per basic and diluted common share
     Continuing operations                                    $      (0.16)              $      (0.18)
     Discontinued operations                                             -                       0.16
                                                              ------------               ------------
     Net loss per basic and diluted common share              $      (0.16)              $      (0.02)
                                                              ============               ============

Weighted average number of common shares outstanding,
     basic and diluted                                          20,446,562                 20,402,315
                                                              ============               ============

 The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  Series B Convertible
                                                      Preferred Stock                    Common Stock
                                                 -----------------------------------------------------------------

                                                     Number                         Number
                                                   of Shares       Amount         of Shares           Amount
                                                 -----------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                      27,000       $ 2,700,000         20,419,062        $  204,191

Exercise of options                                   -                 -             50,000               500

Net loss                                              -                 -                  -                 -
                                                 -----------------------------------------------------------------


BALANCE, SEPTEMBER 30, 2003                      27,000         2,700,000         20,469,062           204,691

Fair value of warrants issued in connection with bridge financing - related parties

Fair value of warrants issued in connection with secured convertible notes

Benefical  conversion feature  in
connection with secured convertible notes

NET LOSS
                                                 -----------------------------------------------------------------


BALANCE, SEPT 30, 2004                           27,000       $ 2,700,000         20,469,062           204,691
                                                 =================================================================


TABLE CONTINUED


                                                                                     Treasury Stock
                                             ---------------------------------------------------------------------------------------
                                             Additional                                                                  Total
                                              Paid-in             Accumulated       Number                           Stockholders'
                                              Capital               Deficit       of Shares         Amount     Equity (Deficiency)
                                             ---------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                 $67,579,258      $(67,958,812)            22,500           $(2,250)          $2,522,387

Exercise of options                               2,000                 -                  -                 -                2,500

Net loss                                              -          (324,204)                 -                 -             (324,204)
                                             ---------------------------------------------------------------------------------------


BALANCE, SEPTEMBER 30, 2003                  67,581,258       (68,283,016)            22,500            (2,250)           2,200,683

Fair value of warrants issued in connection      27,400                                                                      27,400
with bridge financing - related parties

Fair value of warrants issued in connection      28,500                                                                      28,500
with secured convertible notes

Benefical  conversion feature  in               200,000                                                                     200,000
connection with secured convertible notes

NET LOSS                                                       (3,355,769)                                               (3,355,769)
                                             ---------------------------------------------------------------------------------------


BALANCE, SEPT 30, 2004                      $67,837,158      $(71,638,785)            22,500           $(2,250)           $(899,186)
                                            =======================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.



                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended September 30,
                                                                     2004                 2003
                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                  $(3,355,769)                $ (324,204)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Minority interest in loss of MCM                               -                   (459,906)
          Gain on sale of TDM business                                   -                 (3,214,189)
          Gain on sale of Strax business                                 -                   (125,658)
          Bad debt expense                                          77,381                          -
          Amortization of debt discount                             73,617                     30,962
          Amortization of deferred financing cost                   63,958                         -
          Depreciation and amortization                            350,181                    271,164
          Write-off of other receivable                            101,992                          -
          Changes in operating assets and liabilities:
              Accounts receivable, net                               6,177                   (272,363)
              Inventories                                          109,966                   (603,012)
              Other assets                                         (38,580)                   (58,338)
              Accounts payable and accrued expenses               (231,286)                  (303,512)
                                                               -----------                 ----------
                  Net cash used in operating activities         (2,842,363)                (5,059,056)
                                                               -----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of TDM business                                  -                  6,000,000
     Proceeds from sale of Strax business                          268,629                          -
     Acquisition of property and equipment                         (48,502)                         -
     Acquisition of MCM, net of cash acquired
       (including loans to MCM)                                          -                    (88,875)
                                                               -----------                 ----------
              Net cash provided by  investing activities           220,127                  5,911,125
                                                               -----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                              -                      2,500
     Proceeds from issuance of notes payable                       500,000                          -
     Proceeds from issuance of secured convertible notes         1,500,000                          -
     Financing fees in connection with secured
       convertible notes                                          (125,000)                         -
     Repayment of debt and capital lease obligations                     -                   (585,032)
                                                              ------------                 ----------

          Net cash provided by (used in) financing activities    1,875,000                   (582,532)
                                                               -----------                 ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (747,236)                   269,537

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       774,819                    505,282
                                                               -----------                 ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    27,583                    774,819
                                                               ===========                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                  $    25,697                     29,270
                                                               ===========                 ==========

NON CASH TRANSACTIONS:

     Sale of Strax Business in exchange for note receivable    $         -                    412,000
                                                               ===========                 ==========
     Issuance of warrants attached with debt issuance          $    55,900                          -
                                                               ===========                 ==========
     Beneficial conversion feature in connection
       with debt issuance                                      $   200,000                 $        -
                                                               ======================================

 The accompanying notes are an integral part of these consolidated financial statements.


(NOTE A) - Business and Basis of Presentation
---------------------------------------------

     Caprius, Inc. and Subsidiaries ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. After the close of the 2002 fiscal year, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM"). Until the end of 2003 fiscal year, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida. On September 30, 2003, the Company completed the sale of the Strax Institute ("Strax") to Eastern Medical Technologies. The sale consisted of the business of the Strax Institute comprehensive breast imaging center located in Lauderhill, Florida.

     The Company has business operations located in Israel. Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

     During the fiscal year ended September 30, 2004, and September 30, 2003 the Company's operations were the medical waste business. As discussed in Notes I & K, the Company disposed of it's TDM business in October, 2002 and Strax effective September 30, 2003. Operations related to the TDM business and Strax have been reclassified to discontinued operations for the years ended September 30, 2004 and 2003.


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

     Revenues from the MCM medical waste business are recognized when SteriMed units are sold or rented to customers. Units under rental programs are billed on a monthly basis. Any disposables or additional services, including training and maintenance, are billed when shipped or provided. EITF Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables" was effective for the Company beginning July 1, 2003, and did not have a material effect on the Company's results of operations.

     [3] Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     [4] Allowance for Doubtful Accounts:

     The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

     [5] Product Warranties

     The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and labor for one year, thereafter extended warranties are available. These charges were deemed to be immaterial in each of the years ended September 30, 2004 and 2003.

     [6] Shipping and Handling Costs

     The Company includes shipping and handling costs in the statement of operations as part of cost of sales. These costs were deemed immaterial for the years ended September 30, 2004 and 2003.

     [7] Inventories

     Inventories are accounted for at the lower of cost or market using the first-in, first-out ("FIFO") method. The Company's policy is to reserve or write -off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs.

     [8] Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing inventory are capitalized.

     Asset Classification                                     Useful Lives
     --------------------                                     ------------
     Office furniture and equipment                           3-5 years
     Leasehold improvements                                   Term of Lease
     Equipment for lease                                      5 years

     [9] Impairment of Long-Lived Assets

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

     [10] Goodwill and Other Intangibles

     The Company has adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety. Goodwill relating to acquisitions completed subsequent to June 30, 2001 is not amortized and is subject to impairment testing. In addition, effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangibles assets relating to acquisitions completed prior to July 1, 2001.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually tested for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. The Company assesses whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value. At September 30, 2004, goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business.

     [11] Net Loss Per Share

     Net loss per share is computed in accordance with Statement of Financial Standards No. 128, "Earning Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

     Basic net loss per common share was computed using the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. For the year ended September 30, 2004, potential common shares amount to 17,184,465 shares, as compared to 6,854,917 for the year ended September 30, 2003 and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

     [12] Income Taxes

     The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

     [13] Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     [14] Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, notes and accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of those instruments. The Company estimates that the carrying values of debt approximate fair value as the notes bear interest at current market rates.

     [15] Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

     [16] Foreign Currency

     The Company follows the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of the Company's foreign subsidiary is the U.S. dollar. All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for certain assets, which are measured at historical rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Exchange gains and losses included in the accompanying consolidated statements of operations are $280 and $24,267 for the years ended September 30, 2004 and 2003.

     [17] Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise) The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46(R).

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

     In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension loans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company expects that the adoption of the new statement will not have a significant impact on its financial statements.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.


     [18] Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will account for its stock-based compensation under the Accounting Principles Board (APB) No. 25 and elect the disclosure-only alternative under SFAS No. 148. The Company has computed the pro forma disclosures under SFAS No. 148 for options and warrants granted using the Black-Scholes option-pricing model for the years ended September 30, 2004 and 2003. The assumptions used during the years ended September 30, 2004 and 2003 were as follows:


---------------------------------------------- -------------------------------
                                                        SEPTEMBER 30,
---------------------------------------------- -------------------------------
                                                    2004            2003
                                                    ----            ----
---------------------------------------------- ---------------- --------------
Risk free interest rate                           4.00 - 5.00%          5.00%
---------------------------------------------- ---------------- --------------
Expected dividend yield                                     --             --
---------------------------------------------- ---------------- --------------
Expected lives                                        10 years       10 years
---------------------------------------------- ---------------- --------------
Expected volatility                                   29 - 80%            80%
---------------------------------------------- ---------------- --------------
Weighted average value of grants per share               $0.09          $0.10
---------------------------------------------- ---------------- --------------
Weighted average remaining contractual life                7.3            5.9
of options outstanding (years)
---------------------------------------------- ---------------- --------------

     The pro forma effect of applying FAS No. 148 would be as follows:

---------------------------------------------- -------------------------------
                                                      FOR THE YEARS ENDED
---------------------------------------------- -------------------------------
                                                          SEPTEMBER 30,
---------------------------------------------- ---------------- --------------
                                                    2004            2003
---------------------------------------------- ---------------- --------------
Net Loss, as reported                             $(3,355,769)     $(324,204)
---------------------------------------------- ---------------- --------------
Add:  Stock based employee compensation
expense, included in reported loss.                         --             --
---------------------------------------------- ---------------- --------------
Less: Stock-based employee compensation as
determined under fair value based method
for all awards.                                       (56,371)      (112,544)
                                               ---------------  --  ---------
---------------------------------------------- ---------------- --------------
Pro forma net loss                                $(3,412,140)     $(436,748)
                                                  ============     ==========
---------------------------------------------- ---------------- --------------

---------------------------------------------- ---------------- --------------
Net Loss per share:
---------------------------------------------- ---------------- --------------
Basic and diluted - as reported                       $ (0.16)       $ (0.02)
---------------------------------------------- ---------------- --------------
Basic and diluted - pro forma                         $ (0.17)       $ (0.02)
---------------------------------------------- ---------------- --------------



     [19] Concentration of Credit Risk and Significant Customers

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

     Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management's expectations. The Company purchases a substantial amount of its inventory products from one principal supplier. If in the future the supplier were to cease to supply these inventory products, management believes there are alternative vendors available to meet its inventory requirements. For the year ended September 30, 2004, two customers accounted for approximately 56% and 16% of the consolidated total revenue, respectively. Accounts receivable due from these customers as of September 30, 2004 was $45,267 and $0. For the year ended September 30, 2003, one customer accounted for approximately 30% of the consolidated total revenue.

     The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2004, the Company did not have cash balances on deposit that exceeded the federally insured limits.

     [20] Intangible Assets

     Intangible assets consisted of technology, customer relationships and permits, and are amortized on a straight-line basis over their estimated useful lives of three to five years. The carrying value of intangible assets will be reviewed annually by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than carrying value. Total amortization expense related to the other intangible assets for each of the years ended September 30, 2004 and 2003 were approximately $281,300 and $213,417, respectively.

-------------------------- ------------- ------------------- ------------------
                                            ACCUMULATED        SEPT 30,2004
-------------------------- ------------- ------------------- ------------------
         ASSET TYPE          COST           AMORTIZATION      NET BOOK VALUE
         ----------          ----           ------------      --------------
-------------------------- ------------- ------------------- ------------------

Technology                     $550,000            $320,833           $229,167
-------------------------- ------------- ------------------- ------------------
Patents                         290,000             103,917            186,083
-------------------------- ------------- ------------------- ------------------
Customer Relationships          200,000              70,000            130,000
                                -------              ------            -------
-------------------------- ------------- ------------------- ------------------
                             $1,040,000            $494,750           $545,250
                             ==========            ========           ========
-------------------------- ------------- ------------------- ------------------

-------------------------- ------------- ------------------- ------------------

Expected amortization over the next four years is as follows:

     FISCAL PERIOD           AMORTIZATION

         2005                  281,333
         2006                  143,834
         2007                   98,000
         2008                   22,083
                              --------
                              $545,250
                              --------

(NOTE C) -Inventories
---------------------

     Inventories consist of the following:, net of reserves of approximately $34,200 for the year ended September 30, 2004:




         Raw materials        $273,942
         Finished goods        436,576
                              --------
                              $710,518


(NOTE D) - Notes Payable and Line of Credit
-------------------------------------------

     During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to underwriting fees and expenses. The proceeds were used for general working capital. The Company granted a security interest in substantially all of the assets of the Company. The Notes mature in one year and can be converted into shares of common stock at the election of the investor at any time using a conversion price of $0.20 per share. If certain conditions are not met as of September 30, 2004, then the conversion price shall be reduced to $0.15 per share. The beneficial conversion feature of the Notes, amounted to $200,000 and as such the amount shall be treated as a discount to debt and a corresponding increase to paid in capital. This amount shall be amortized over the life of the loan. Amortization for the year ended September 30, 2004 amounted to $50,000, and that amount is included in interest expense, net in the consolidated statement of operations. The financing was arranged through Sands Brothers International Ltd. ("Sands") which has been retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent fee and an expense allowance of one percent of the gross proceeds and warrants were valued at $28,500 using the Black Scholes Model to purchase 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance costs are being amortized over the term of the loan. Amortization for the year ended September 30, 2004 amounted to $63,958, and that amount is included in interest expense, net in the consolidated statement of operations.

Notes Payable - Related Party

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and are secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years. The warrants were valued at $27,400 using the Black Scholes Model and such amount was treated as a discount to debt and a corresponding increase to paid in capital. The discount is being amortized over the life of the loan. For the year ended September 30, 2004, the Company recorded an additional interest expense related to this discount of approximately $12,200, and that amount is included in interest expense, net in the consolidated statement of operations.

Line of Credit - Related Party

     During 2002, the Company entered into a $500,000 line of credit agreement with Mr. Mehta, a board member of the Company that was to expire on March 2004. Borrowings under the line were to bear interest at 11% per annum. In connection with this agreement, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.11. The warrants were exercisable immediately and were to expire in September 2007. These warrants were determined to have a market value of $41,350 which is being amortized over the term of the related debt agreement. In February 2004, Mr. Mehta and the Company were unable to reach mutually satisfactory terms for the underlying provisions of the loan, and therefore Mr. Mehta relinquished his offer for the line of credit and the warrants granted to him were cancelled.

(NOTE E) - Employee Benefits
----------------------------

     The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one. For the years ended September 30, 2004 and 2003 the Company has not adopted a matching option to the plan.

(NOTE F) - Income Taxes
-----------------------

     At September 30, 2004, the Company had a deferred tax asset totaling approximately $13,560,000, due primarily to net operating loss carryovers. A valuation allowance was recorded in 2004 for the full amount of this asset due to uncertainty as to the realization of the benefit. The change in the valuation allowance in 2004 increased by approximately $970,000.

     The Company files its tax return on a consolidated basis, US tax rules prohibit the consolidation of its foreign subsidiary. The Company's Israeli subsidiary had carried forward losses for tax purposes in the amount of approximately $7,000,000. The Company recorded a full valuation allowance for the carryforward loses.

     At September 30, 2004 the Company had available net operating loss carryforwards for tax purposes, expiring from 2008 through 2024 of approximately $40.6 million. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.


(NOTE G) - Commitments and Contingencies
----------------------------------------

     [1] Operating leases

     The Company leases facilities under non-cancelable operating leases expiring at various dates through fiscal 2005. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all operating leases totaled approximately $122,843 and $105,300 for the years ended September 30, 2004 and 2003, respectively, and was recorded as part of selling, general and administrative expenses within the consolidated statement of operations.

     Future minimum rental commitments under operating leases are as follows:

         Fiscal Year        Amount
         -----------        ------

             2005              46,650
                             --------
            Total           $  46,650
                             ========

     [2] Legal proceedings

     In June 2002, Jack Nelson, a former Caprius executive officer and director, commenced two legal proceedings against us and George Aaron and Jonathan Joels, executive officers, directors and principal stockholders. The two complaints alleged that the individual defendants made misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and engaged in mismanagement and other misconduct and took other actions as to the plaintiff to the supposed detriment of the plaintiff and Caprius. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). In September 2003, we resolved the State Court Action by making an Offer of Judgment which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on part of the defendants, we paid $125,000 to the plaintiff and the action was discontinued. The cost associated with the Offer of Judgment was recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended September 30, 2003.

     On May 3, 2004, the Court in the Federal Derivative Action granted the motion made by us and Messrs. Aaron and Joels for judgment on the pleadings based upon the pre-suit demand requirement and dismissed the plaintiff's complaint without prejudice, but denied defendants' motion for judgment on the pleadings based upon the Private Securities Litigation Reform Act. The Court also granted the plaintiff's cross-motion to file an amended complaint to add allegations of insider trading.

     In September 2002, we were served with a complaint naming us and our principal officers and directors in the Federal District Court of New Jersey as a purported class action (the "Class Action"). The allegations in the complaint cover the period between February 14, 2000 and June 20, 2002. The initial plaintiff is a relative of the wife of the plaintiff in the State Court Action and Federal Derivative Action. The allegations in the purported Class Action were substantially similar to those in the other two Actions. The complaint sought an unspecified amount of monetary damages, as well as the removal of the defendant officers as shareholders.

     On May 3, 2004, in a decision separate from the decision in the Federal Derivative Action, the Court granted the defendants' motion and dismissed the Class Action. The federal securities claims asserted by the plaintiffs were dismissed with prejudice, and having dismissed all federal law claims, the Court declined to exercise jurisdiction over the remaining state law claims and dismissed those claims without prejudice. On May 14, 2004, the plaintiffs filed a motion for reconsideration, which defendants opposed and subsequently this motion for reargument was denied. The plaintiff did not file a notice of appeal during the statutory time period.

     On September 30, 2004, our Board received a letter written from Mr. Nelson's attorney making a demand that we institute a derivative action substantially similar to the allegations presented in the Federal Derivative Action. A draft complaint was included with the letter. An Independent Committee of the Board responded to the letter within the stipulated 90 day period that Mr. Nelson had requested, stating that the Independent Committee determined that there was no basis for the Company to institute the derivative action as demanded. There has been no further communication from Mr. Nelson's attorney.

     The independent directors have authorized us to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law, and Messrs. Aaron and Joels will repay us in the event it was determined that they were not entitled to be indemnified as to the claim for which the advance was made.

     In September 2002, BDC Corp., d/b/a BDC Consulting Corp., brought an action against us and Mr. Aaron in the Circuit Court for the Seventeenth Judicial Circuit, Broward County, Florida seeking an unspecified amount of damages arising from the defendants' alleged tortious interference with a series of agreements between the plaintiff and third party MCM pursuant to which the plaintiff had intended to purchase MCM. Although we believed there was no merit to the plaintiff's claim, in October 2003, in order to avoid a lengthy and expensive litigation, we and Mr. Aaron settled the action for the sum of $83,000 recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended September 30, 2003. The purchaser of Strax is an entity controlled by the same person who is a principal in BDC Corp. Under our Purchase Agreement for the purchase of the majority interest in MCM, MCM, its subsidiaries and certain pre-existing shareholders of MCM have certain obligations to indemnify us with respect to damages, losses, liabilities, costs and expenses arising out of any claim or controversy in respect to the BDC complaint. This indemnification has been satisfied by the indemnifying shareholders either through the required payment of monies or by additional shares being allocated to the Company.

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

     The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock. It has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is convertible into 1,159,793 shares of Common Stock, subject to customary anti-dilution provisions. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

     [2] Warrants
         --------

     During the third quarter of Fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes. The financing was arranged through Sands Brothers International Ltd. who was retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received warrants valued at $28,500 using the Black Scholes Model to purchase 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years. These warrants expire at various dates through June 2009.

     During the second quarter of Fiscal 2004, the Company authorized a short term bridge loan for an aggregate of $500,000 through the issuance of related party notes due on July 31, 2005. For every three dollars ($3.00) loaned, the lender received 2 warrants to purchase one share of Common Stock, exercisable at $0.15 per share for a period of five years. These warrants expire in January 2009. The fair value allocated to these warrants based upon the Black Scholes Model was approximately $27,400. This loan discount shall be amortized over the life of the short term bridge loan.

     In connection with various bridge financing agreements entered into during fiscal year 2000, the Company issued warrants to purchase 368,500 shares of common stock at exercise prices ranging from $0.20 to $1.00. As of September 30, 2004, there were warrants outstanding to purchase 261,250 shares of common stock at an exercise price of $0.20 per share. These warrants expire at various dates through March 2005.

     In connection with the equity placement completed during fiscal year 2000, the Company issued 2,600,000 Series A warrants and 1,300,000 Series B warrants. As of September 30, 2004, there were Series A and B warrants outstanding to purchase 640,800 shares of common stock at exercise prices ranging from $0.50 to $0.75, with a weighted average exercise price of $0.58.

     In connection with MCM financing entered into during 2002, the Company issued warrants to purchase 250,000 shares of common stock at $0.09. The market value of the warrants issued was valued at $6,700, which is being amortized over the life of the related debt. These warrants expire in September 2007.

     In connection with bridge financing entered into during 2001, the Company issued warrants to purchase 300,000 shares of common stock at $0.08. The market value of the warrants issued was valued at $12,000 which was amortized over the term of the related debt. These warrants expire in February 2006.

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

     [4] Stock options
         -------------

     During 2002, the Company adopted a stock option plan for both employees and non-employee directors. The employee and non-employee Directors stock option plan provides for the granting of options to purchase not more than 1,500,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any options will be determined by the option committee. The plan expires May 15, 2012. During October 2002, the Company granted a total of 961,000 options to officers, directors, and employees under the 2002 plan. All options are exercisable at $0.15 per share vesting one third immediately and the balance equally over a two year period. As of September 30, 2004, there were 1,036,000 options outstanding under the 2002 plan, exercisable at prices from $0.15 to $0.20 per share.

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

     During May 2004, 75,000 options priced at $0.20 were granted to a director of the Company, under the 2002 plan. These options vested one third on the grant date with the balance vesting over a two year period in equal installments. All of these options expire 10 years after the date of grant and were granted at fair market value or higher at time of grant.


     Stock option transactions under the 2002 plan are as follows:

                                                                Weighted Average
                                 Number of       Option Price    Exercise Price
                                   Shares          Per Share      Per Share
                                 ---------       ------------   ----------------

Balance, September 30, 2002        50,000             $0.05        $0.05

Granted in 2003                   961,000             $0.15        $0.15

Exercised in 2003                 (50,000)           $ 0.05        $0.05
                                  --------           ------        -----

Balance, September 30, 2003       961,000             $0.15        $0.15

Granted in 2004                    75,000             $0.20        $0.20
                                  --------           ------        -----


Balance, September 30, 2004     1,036,000     $0.15 - $0.20        $0.15
===========================     ==========    =============    =========

     Stock option transactions under the 1993 plan are as follows:

                                                                Weighted Average
                                 Number of       Option Price    Exercise Price
                                   Shares          Per Share      Per Share
                                 ---------       ------------   ----------------

Balance, September 30, 2002       744,500       $0.15 - $ 5.00        $0.26

Cancelled in 2003                 (15,000)     $ 0.84 - $ 2.93         1.40
                                  --------     ---------------        -----

Balance, September 30, 2003       729,500       $0.15 - $ 5.00        $0.24
Cancelled in 2004                  (2,500)       $2.93 - $5.00        $4.17
                                  --------      --------------        -----

Balance, September 30, 2004       727,000        $0.15 - $5.00        $0.23
===========================       ========       =============        =====


     Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal years 2003 and 2004 are as follows:

                                                                Weighted Average
                                 Number of       Option Price    Exercise Price
                                   Shares          Per Share      Per Share
                                 ---------       ------------   ----------------

Balance, September 30, 2002      1,053,861      $0.10 - $20.10        $0.89

Granted in 2003                  1,000,000               $0.15        $0.15

Cancelled in 2003                   (1,287)             $16.20       $16.20
                                -----------             ------       ------

Balance, September 30, 2003      2,052,574      $0.10 - $20.10        $0.52

Cancelled in 2004               (1,001,287)      $.75 - $15.80         $.90
                                -----------      -------------       ------
Balance, September 30, 2004      1,051,287       $.10 - $20.10         $.17
===========================     ===========     ==============       ======


The following table summarizes information about stock options outstanding at September 30, 2004:

                                              Outstanding Options
                             ---------------------------------------------------
                                                  Weighted-
                                  Number           Average        Weighted-
          Range of            Outstanding at      Remaining        Average
          Exercise             September 30,     Contractual       Exercise
           Prices                  2004         Life (years)        Price
     ---------------------------------------------------------------------------

       $0.10 - $0.25               2,801,000        7.33              .16
            2.93                       9,000        1.67             2.93
            5.00                       3,000        1.00             5.00
           20.10                       1,287         .60            20.10
     ---------------------------------------------------------------------------

       $0.10 - $20.10              2,814,287        7.3               .18
       =========================================================================

                                              Exercisable Options
                             ---------------------------------------------------
                                                  Weighted-
                                  Number           Average        Weighted-
          Range of            Outstanding at      Remaining        Average
          Exercise             September 30,     Contractual       Exercise
           Prices                  2004         Life (years)        Price
     ---------------------------------------------------------------------------

           $0.10-$0.25             2,097,334        7.00              .16
               2.93                    9,000        1.67             2.93
               5.00                    3,000        1.00             5.00
              20.10                    1,287         .60            20.10
     ---------------------------------------------------------------------------

          $0.10 - $20.10           2,110,621        6.95              .19
     ===========================================================================


                                                Range of           Weighted
Total stock options vested                      Exercise       Average Exercise
and exercisable at          Number of           Price Per            Price
September 30, 2004            Shares              Share            Per Share
--------------------------  ---------         --------------   -----------------

Plan shares                  1,392,667        $0.15 - $5.00          $0.19
Non-plan shares                717,954        $0.10 - $20.10         $0.18
                             ---------        --------------         -----
                             2,110,621        $0.10 - $20.10         $0.19
                             =========        ==============         =====

(NOTE I) - Disposal of TDM business segment
-------------------------------------------

     Effective October 9, 2002, the Company completed the sale of the assets and certain liabilities of its TDM business segment for $6,000,000. Pursuant to a Consulting Agreement, Opus will consult with Seradyn on ongoing projects for a $50,000 annual fee for a two-year period. The sold assets included three diagnostic assays still in development, for which Opus will receive royalty payments upon the commercialization of any of these assays based upon varying percentages of net sales. Caprius, Opus and its three executive officers entered into non-compete agreements with Seradyn restricting them for five years from competing in the TDM business. The sale of the TDM business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for fiscal year 2003, is shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations.

     A summary of operations of the TDM business segment for the year ended September 30, 2003 is as follows:


           Revenues                       $96,698
           Operating Expenses              23,300
                                           ------
           Income from Operations         $73,398
                                          =======


(NOTE J) - Acquisition of majority interest in MCM Environmental Technologies, Inc.
------------------------------------------------------------------------------

         On December 17, 2002, the Company completed the acquisition of 57.53% of the capital stock of MCM Environmental Technologies ("MCM"). The Company acquired its interest for a purchase price of $2.4 million. MCM is engaged in the medical infectious waste business. Upon closing, Caprius designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. At the time of the acquisition of MCM, the Company's outstanding loans to MCM aggregated $565,000 which were paid by reducing the cash portion of the purchase price. As part of Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company's ownership interest increased by 5% in the fiscal year 2004. For a six month period commencing 19 months and ending 25 months from December 17, 2002, pursuant to a Stockholders Agreement, the stockholders of MCM (other than the Company) shall have the right to put all of their MCM shares to MCM, and MCM shall have the right to call all of such shares, at a price based upon a pre-set determination calculated at such time. At the Company's option, the purchase price for the remaining MCM shares may be paid in cash or the Company's common stock. Neither party gave notice of its put or call. The acquisition was financed through proceeds from the sale of the TDM business. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity or restructured. Legal and other costs incurred in 2002 directly related to the acquisition totaled $189,463. These costs were allocated to the purchase price of MCM during the year ended September 30, 2003. The acquisition was accounted for using the purchase method of accounting under which the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values.

     A summary of the acquisition of MCM Environmental Technologies:

           Current Assets                              $2,313,851
           Net PP&E                                       215,558
           Liabilities                                 (1,446,513)
                                                       ----------
           Net Tangible Assets                         $1,082,896
                                                       ==========

           Net Tangible Assets (57.53% Interest)       $  622,990
           Goodwill & Intangible Assets                 1,777,010
                                                        ---------
                Total Acquisition Cost                 $2,400,000
                                                       ==========


     Pro forma combined results of operations of the Company and the MCM business acquired in December 2002 for the periods ended September 30, 2003, assuming that the transaction had occurred on October 1, 2002 and after giving effect to certain pro forma adjustments are as follows:


                                                           2003
                                                           ----
           Revenues                                    $  841,471
                                                       ----------
           Operating Expenses                           4,821,892
                                                       ----------
           Interest expense                               (17,962)
                                                     ------------
           Loss from continuing operations           ($3,998,193)
                                                     ============


(NOTE K) - Sale of Strax
------------------------

     Effective September 30, 2003, the Company sold its comprehensive breast imaging business, to Eastern Medical Technologies, Inc., a Delaware corporation ("EMT"), pursuant to a Stock Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among Registrant, EMT and the other parties thereto. The purchase price was $412,000 and may be subject to adjustment based upon the amount of accounts receivable outstanding as of the date of closing. 50% of the purchase price, which had been held in escrow, was paid on closing and the balance is payable in installments commencing January 1, 2004 and ending December 31, 2004, evidenced by a note secured by the accounts receivables of Strax Institute, Inc. In addition, Registrant is required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement. During the first quarter of fiscal year 2005, the parties agreed to settle the net outstanding balance in a lump sum payment of $66,000 which was paid in two equal installments in December 2004 and January 2005.

     The sale of the Strax business has been reflected as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations, which have been excluded from income from continuing operations in the accompanying consolidated statements of operations for fiscal year 2003 as shown below. The effects of the discontinued operations on net loss and per share data are reflected within the accompanying consolidated statements of operations.

     A summary of operations of the Strax business segment for the years ended September 30, 2004 and 2003 are as follows:

                                  2004             2003
                                  ----             ----
     Revenues                         -       $1,559,669
     Operating Expenses          28,425        1,704,157
     Other Expense               77,381                -
                               --------        ---------
     Loss from operations     $(105,806)      $(144,488)
                              ==========      ==========


(NOTE L) -Geographic Information
--------------------------------

     The Company does not have reportable operating Segments as defined in the Statements of Financial Accounting No.131 "Disclosures about Segments of an Enterprise and related information" The method for attributing revenues to individual customers is based as to the destination to which finished goods are shipped.

     The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2004 and 2003.


----------------------------------------------- -------------- ----------------
FOR THE YEARS ENDED SEPTEMBER 30,                    2004             2003
                                                     ----             ----
----------------------------------------------- -------------- ----------------
Net Revenues:
----------------------------------------------- -------------- ----------------
         Israel                                      $766,119         $501,879
----------------------------------------------- -------------- ----------------
         United States                                119,342           98,700
                                                      -------           ------
----------------------------------------------- -------------- ----------------
Revenues as reported in the accompanying             $885,461         $600,579
financial statements                                 ========          =======
----------------------------------------------- -------------- ----------------

----------------------------------------------- -------------- ----------------
Loss from continuing operations:
----------------------------------------------- -------------- ----------------
         Israel                                     $(414,890)       $(232,662)
----------------------------------------------- -------------- ----------------
         United States                             (2,835,073)      (3,820,205)
----------------------------------------------- -------------- ----------------
Loss from continuing operations as reported       $(3,249,963)     $(4,052,867)
in the accompanying financial statements          ============     ============
----------------------------------------------- -------------- ----------------

----------------------------------------------- -------------- ----------------
                                                     September 30, 2004
----------------------------------------------- -------------------------------
Identifiable Assets:
----------------------------------------------- -------------------------------
         Israel                                          $ 561,151
----------------------------------------------- -------------------------------
         United States                                   1,852,201
----------------------------------------------- -------------------------------
Total Assets as reported in the                         $2,413,352
accompanying financial statements                       ==========
----------------------------------------------- -------------------------------


(NOTE M)-SUBSEQUENT EVENTS
--------------------------

     (1) On December 1, 2004 an agreement was reached between the Company and the minority ownership of an MCM. subsidiary. The minority is being repaid their initial investment of $20,000, by way of a credit towards the site installation expense of Sterimed units, they are purchasing for their dialysis centers. Thereafter the subsidiary is being dissolved. The minority interest is now reflected in accrued expenses within the consolidated balance sheet.

     (2) On February 2, 2005, the Company raised $100,000 through the issuance of 8% Senior Secured Convertible Promissory Notes, repayable, together with interest to April 3, 2005, subject to prepayment in the event of an equity financing in excess of $2 Million, or conversion by the investors into shares of our common stock at a conversion price of $0.15 per share. The lenders also received warrants to purchase 100,000 shares of our common stock exercisable at $0.28 per share for a period of five years. In the event that the loan is not repaid as of the due date, then the lender shall receive a further 25,000 warrants per month, up to an aggregate, including the initial 100,000 warrants, of 300,000 warrants. The funds are being utilized for general working capital.

     (3) During the period from October 1, 2004 thorough November 16, 2004, the Company was advanced the principal amount of approximately $46,500 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined above. These short-term loans were provided by executive officers, Messrs. Aaron, and Joels, who advanced approximately $32,000 and $14,500, respectively. These funds are being utilized for general working capital purposes.

     (4) During the period from November 17, 2004 thorough February 15, 2004, the Company was advanced the principal amount of approximately $99,500 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined above. These short-term loans were provided by executive officers, Messrs. Aaron, Joels, and Koppel who advanced approximately $32,000 $48,000, and $19,500 respectively. These funds are being utilized for general working capital purposes.

     (5) On February 15, 2005, the Company closed on a $4.5million preferred stock equity financing before financing related fees and expenses of approximately $450,000. The Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 9,310,344 shares of common stock at an exercise price of $0.28 per share for a period of five years. The Company also agreed to a second issuance of Series B Warrants to purchase an aggregate of 3,103,448 shares of common stock at an exercise price of $0.145 per share for a period of five years exercisable after nine months. Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of $2 million together with $72,962 into the same class of preferred stock as the new equity investors. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock. At the time that the reverse split becomes effective, all of the preferred stock issued to the new equity investors and the debt holders who converted their debt will automatically convert into common shares. The Company also agreed to increase the number of independent directors by one additional director and obtain a listing on the Nasdaq Small Cap Market. The net cash proceeds from the equity financing will provide the funds necessary to expand our business as well as meeting our needs to satisfy specific outstanding obligations and accrued expenses due in fiscal 2005.