Form 10QSB
period 2004-12-31
CAPRIUS INC
filed 2005-02-22
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

          [X]  Quarterly Report under Section 13 or 15 (d) of the
               Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


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

                                       N/A
           ----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

           Class                                Outstanding at February 18, 2005
Common Stock. Par value $0.01                           20,446,562 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of December 31, 2004     3

            Condensed Consolidated Statements of Operations for the          4
            three months ended December 31,  2004 and 2003

            Condensed Consolidated Statements of Cash Flows for the          5
            three months ended December 31, 2004 and 2003

            Notes to Condensed Consolidated Financial Statements             6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               11
            CONDITION AND RESULTS OF OPERATIONS

   ITEM 3.  CONTROLS & PROCEDURES                                           14


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                               14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15


SIGNATURES                                                                  17

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              December 31, 2004
                                                                              -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $     19,146
   Accounts receivable, net of reserve for bad debts of $5,163                         57,828
   Inventories, net                                                                   754,685
   Due from sale of Strax                                                              33,000
   Deferred financing costs, net of accumulated amortization of $102,333               51,167
   Other current assets                                                                 6,223
                                                                                 ------------
        Total current assets                                                          922,049
                                                                                 ------------

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                     167,221
   Equipment for lease                                                                 76,666
   Leasehold improvements                                                              19,536
                                                                                 ------------
                                                                                      263,423
   Less: accumulated depreciation                                                     203,839
                                                                                 ------------
         Property and equipment, net                                                   59,584
                                                                                 ------------

OTHER ASSETS:
   Goodwill                                                                           737,010
   Intangible assets, net of accumulated amortization  of $565,083                    474,917
   Other                                                                               13,330
                                                                                 ------------
        Total other assets                                                          1,225,257
                                                                                 ------------

TOTAL ASSETS                                                                     $  2,206,890
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Secured convertible notes, net of unamortized discount of $100,000            $  1,400,000
   Notes payable - related party, net of unamortized discount of $10,653              628,140
   Accounts payable                                                                 1,146,729
   Accrued expenses                                                                   438,202
   Accrued compensation                                                               290,077
                                                                                 ------------
        Total current liabilities                                                   3,903,148
                                                                                 ------------

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value
        Authorized - 1,000,000 shares
        Issued and outstanding - Series A, none; Series B, convertible,
        27,000 shares . Liquidation preference $2,700,000                           2,700,000
   Common stock, $.01 par value
        Authorized - 50,000,000 shares, issued  20,469,062 shares and
        outstanding 20,446,562 shares                                                 204,691
   Additional paid-in capital                                                      67,837,158
   Accumulated deficit                                                            (72,435,857)
   Treasury stock (22,500 common shares, at cost)                                      (2,250)
                                                                                 ------------
        Total stockholders' deficiency                                             (1,696,258)
                                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $  2,206,890
                                                                                 ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                               ---------------------------------------
                                                               December 31, 2004     December 31, 2003
                                                               -----------------     -----------------
REVENUES:
   Product sales                                                 $    236,908          $    258,884
   Equipment rental income                                              5,326                18,349
   Consulting and royalty fees                                         20,425                12,500
                                                                 ------------          ------------
        Total revenues                                                262,659               289,733
                                                                 ------------          ------------

OPERATING EXPENSES:
   Cost of product sales and equipment rental income                  161,794               204,719
   Research and development                                            76,580                39,595
   Selling, general and administrative                                672,278               674,236
                                                                 ------------          ------------
        Total operating expenses                                      910,652               918,550
                                                                 ------------          ------------

        Operating loss                                               (647,993)             (628,817)

   Interest expense, net                                             (149,079)                 (434)
                                                                 ------------          ------------

   Loss from continuing operations                                   (797,072)             (629,251)

   Loss from operations of discontinued
   Strax business                                                         -                 (28,425)
                                                                 ------------          ------------

   Net loss                                                      $   (797,072)         $   (657,676)
                                                                 ============          ============

Net loss per basic and diluted common share:
   Continuing operations                                         $      (0.04)         $      (0.03)
   Discontinued operations                                                -                     -
                                                                 ------------          ------------

   Net loss per basic and diluted common share                   $      (0.04)         $      (0.03)
                                                                 ============          ============

Weighted average number of common shares outstanding,
   basic and diluted                                               20,446,562            20,446,562
                                                                 ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended December 31,
                                                                    2004             2003
                                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $ (797,072)      $ (657,676)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Amortization of debt discount                                  54,567              -
      Amoritization of deferred financing costs                      38,375              -
      Depreciation and amortization                                  81,422           62,328
      Changes in operating assets and liabilities:
         Accounts receivable                                         15,654           39,280
         Inventories                                                 22,011            2,432
         Other assets                                                 8,999         (105,408)
         Accounts payable and accrued expenses                      397,250         (205,461)
                                                                 ----------       ----------
            Net cash used in operating activities                  (178,794)        (864,505)
                                                                 ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of Strax business                              33,000          213,190
   Acquistion of property and equipment                              (1,436)          (1,886)
                                                                 ----------       ----------
            Net cash provided by  investing activities               31,564          211,304
                                                                 ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related party          138,793              -
                                                                 ----------       ----------
            Net cash provided by  financing activities              138,793              -
                                                                 ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (8,437)        (653,201)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       27,583          774,819
                                                                 ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   19,146       $  121,618
                                                                 ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest during the period                      $      -         $      115
                                                                 ==========       ==========

NON CASH-FLOW ITEM:

   Transfer of net book value of certain equipment for leases
      to inventory                                               $   66,177       $      -
                                                                 ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of December 31, 2004, and the condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

     The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

NOTE 2 - THE COMPANY
--------------------

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

     During the first quarter of fiscal year 2005, an agreement was reached between the Company and the 20% minority ownership of an MCM subsidiary which has been dormant since inception. The minority shareholders shall be repaid their initial investment, by way of a credit towards the site installation expense of SteriMed units that they are purchasing for their dialysis centers. This subsidiary was dissolved on February 9, 2005.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Stock Based Compensation

     At December 31, 2004, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three month periods ended December 31, 2004 and 2003.

     If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

                                             Three months ended December 31,
                                                  2004            2003
                                               ----------      ----------
Net loss as reported                           $ (797,072)     $ (657,676)

Deduct:

Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects                                  (818)        (13,687)
                                               ----------      ----------

Pro forma net loss                             $ (797,890)     $ (671,363)
                                               ==========      ==========

Basic and diluted loss
per share of Common Stock

     As reported                               $    (0.04)     $    (0.03)

     Pro forma                                 $    (0.04)     $    (0.03)


Loss Per Share

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended December 31, 2004 and 2003, potential common shares amount to 16,898,215 and 6,854,867 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following, net of reserves of approximately $34,200 for the period ended December 31, 2004:

                                  December 31,
                                      2004
                                      ----
          Raw materials            $315,523

          Finished goods            439,162
                                   --------
                                   $754,685
                                   ========

NOTE 5 - NOTES PAYABLE
----------------------

     During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to underwriting fees and expenses. The proceeds were used for general working capital. The Company granted a security interest in substantially all of the assets of the Company. The Notes mature in one year and can be converted into shares of common stock at the election of the investor at any time using a conversion price of $0.20 per share. Certain conditions were not met as of September 30, 2004, and therefore the conversion price was reduced to $0.15 per share. The beneficial conversion feature of the Notes, amounted to $200,000 and as such the amount was treated as a discount to debt and a corresponding increase to paid in capital. This amount is being amortized over the life of the loan. Amortization for the three month period ended December 31, 2004 amounted to $50,000 and that amount is included in interest expense, net in the consolidated statement of operations. The financing was arranged through Sands Brothers International Ltd. ("Sands") who were retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent fee and an expense allowance of one percent of the gross proceeds and warrants valued at $28,500 using the Black Scholes Model to purchase 1,425,000 shares of the Company's common stock at an exercise price of $0.28 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance costs are being amortized over the term of the loan. Amortization for the three month period ended December 31, 2004 amounted to $38,375 and that amount is included in interest expense, net in the consolidated statement of operations. On February 15, the Company closed on a $4.5 million preferred stock equity financing (see Note 9). As a condition of this financing, the holders of the Notes amended and converted their Notes together with accrued interest, into an aggregate of 15,953 shares of Series C Mandatory Convertible Preferred Stock.

NOTE 6 - NOTES PAYABLE - RELATED PARTY TRANSACTIONS
---------------------------------------------------

     During the three month period ended December 31, 2004, the Company was advanced the principal amount of approximately $138,790 through short term loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined in Note 9. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels, and Koppel who advanced approximately $64,000, 62,350 and $12,440, respectively. These funds were utilized for general working capital purposes. As a condition of this financing, the holders of the Notes exchanged 50% of their indebtedness for 694 shares of Series C Mandatory Convertible Preferred Stock and were paid the balance of their notes inclusive of interest from the net proceeds of the $4.5 million preferred stock equity financing of February 15, 2005 (see Note 9) and the security interest was terminated.

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and were secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every three dollars ($3.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $0.25 per share for a period of five years. The warrants were valued at $27,400 using the Black Scholes Model and such amount was treated as a discount to debt and a corresponding increase to paid in capital. The discount is being amortized over the life of the loan. For the three month period ended December 31, 2004, the Company recorded an additional interest expense related to this discount of approximately $4,600, and that amount is included in interest expense, net in the consolidated statement of operations. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing (see Note 9). As a condition of this financing the holders of the Notes converted their notes, into an aggregate of 5,000 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

NOTE 7 - ECONOMIC DEPENDENCY
----------------------------

     For the three months ended December 31, 2004, revenue from four customers was approximately $91,000, $56,000, $42,000 and $41,000 which represented approximately 88% of the total revenue. At December 31, 2004 accounts receivable from these customers were approximately $0, $45,267, $0, and $0 respectively.

     For the three months ended December 31, 2003, revenue from two customers was approximately $121,000(2004 - $56,000) and $124,000 (2004 - $41,000), which represented approximately 85% of the total revenue.

NOTE 8 - LITIGATION
-------------------

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

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

     On February 2, 2005, the Company raised $100,000 through the issuance of 8% Senior Secured Convertible Promissory Notes, repayable, together with interest to April 3, 2005, subject to prepayment in the event of an equity financing in excess of $2 Million, or conversion by the investors into shares of our common stock at a conversion price of $0.15 per share. The lenders also received warrants to purchase 100,000 shares of our common stock exercisable at $0.28 per share for a period of five years. The allocated fair value of these warrants are deemed to be immaterial. In the event that the loan is not repaid as of the due date, then the lender shall receive a further 25,000 warrants per month, up to an aggregate, including the initial 100,000 warrants, of 300,000 warrants. The funds were utilized for general working capital. On February 17, 2005, the Company repaid this loan together with interest.

     On February 13, 2005, the Board of Directors approved the issuance of a series of preferred stock to be designated as Series C Mandatory Convertible Preferred Stock, $0.01 par value, stated value $100 per share, consisting of 75,000 shares with terms as set forth in the Certificate of Designations, Preferences and Rights.

     On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately $450,000. The Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 9,310,344 shares of common stock at an exercise price of $0.28 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 3,103,448 shares of common stock at an exercise price of $0.145 per share for a period of five years exercisable after nine months, subject to a termination condition defined under Warrant B, Section 18. Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of $2 million, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Mandatory Convertible Preferred Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock. At the time that the reverse split becomes effective, all of the preferred stock issued to the new equity investors and the debt holders who converted their debt will automatically convert into common shares at a conversion price of $0.145 per share and/or 2,299,345 shares of the Company's common stock (post reverse split), subject to adjustment in certain circumstances. The Company also agreed to increase the number of independent directors by one additional director.

     During the period from January 1, 2005 through February 15, 2005, the Company was advanced the principal amount of approximately $7,100 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined above. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loan was provided by an executive officer, Mr. Koppel. The funds were utilized for general working capital purposes. As a condition of this financing, Mr. Koppel exchanged 50% of his indebtedness for Series C Mandatory Convertible Preferred Stock and on February 15, 2005 was paid the balance inclusive of interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by the Company or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to the Company. The Company is also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as defined in the Company's September 30, 2004 Form 10KSB as filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

     As more fully described in the Form 10-KSB for fiscal year ended September 30, 2004, the Company's continuing operation is classified as medical infectious waste business.

THREE MONTHS DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003
-------------------------------------------------------------------------------

     Revenues generated from MCM product sales totaled $236,908 for the three months ended December 31, 2004 as compared to $258,884 for the three months ended December 31, 2003. Revenues generated from MCM rentals totaled $5,326 as compared to $18,349 for the comparable periods. Consulting and royalty income totaled $20,425 as compared to $12,500 for the three months ended December 31, 2004 and 2003 in connection with the sale of the TDM Business.

     Cost of product sales and leased equipment amounted to $161,794 or 61.6% of total revenues versus $204,719 or 70.1% of total revenues for the three month period ended December 31, 2004 and 2003, respectively. The Company has not advanced to a level of sales for the Company to fully absorb the fixed costs related to its revenues.

     Selling, general and administrative expenses totaled $672,278 for the three months ended December 31, 2004 versus $674,236 for the three months ended December 31, 2003.

     Interest expense, net totaled $149,079 for the three months ended December 31, 2004 versus $434 for the three months ended December 31, 2003. The majority of the interest expense incurred during the three month period ended December 31, 2004, related to interest fees and amortization in connection with the secured convertible notes and bridge financing, which occurred in Fiscal 2004.

     The operating loss from operations amounted to $647,993 and $628,817 for the three month periods ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, the Company's cash and cash equivalents position approximated $19,100 versus $27,600 at September 30, 2004. As further discussed below, on February 15, 2005 the Company received gross proceeds of $4.5 million, under a preferred stock equity financing.

     During the three month period ended December 31, 2004, the Company was advanced the principal amount of approximately $138,800 through short-term related party loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined in Note 9. These funds were utilized for general working capital purposes. These loans were repaid on February 15, 2005 as part of the Preferred Stock Equity Financing arrangement.

     On February 2, 2005, the Company raised $100,000 through the issuance of an 8% Senior Secured Convertible Promissory Note, due April 3, 2005, subject to repayment in the event of an equity financing in excess of $2 million or conversion by the investors to shares of our common stock at $ 0.15 per share. Thus loan was repaid on February 15, 2005 as part of the Preferred Stock Equity Financing arrangement.

     On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing, before financing related fees and expenses of approximately 10% (see Note 9). As part of this financing, the Company agreed to 30% warrant coverage for the purchase of common stock at an exercise price of $0.28 per share for a period of five years. The Company also agreed to a second warrant with 10% coverage for the purchase of common stock at $0.145 per share for a period of five years exercisable after 9 months. Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of $2 million together with $72,962 into 21,681 shares of Series C Mandatory Convertible Preferred Stock as the new equity investors. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock. At the time that the reverse split becomes effective, all of the preferred stock issued to the new equity investors and the debt holders who converted their debt will automatically convert into common shares. Additionally, the holders of the $1.5 million 8% Senior Secured Convertible Promissory Notes, exchanged their indebtedness for 15,953 shares of Series C Mandatory Convertible Preferred Stock. Further, the Company satisfied the related party debt with a combination of 5,728 shares of Series C Mandatory Convertible Preferred Stock and cash consideration. In addition certain accounts payable and accrued expenses were required to be paid as defined under the Agreement. The Company also agreed to increase the number of independent directors by one additional director and obtain a listing on the Nasdaq Small Cap Market. The net cash proceeds from the equity financing will provide the funds necessary to expand our business as well as meeting our needs to satisfy specific outstanding obligations and accrued expenses. Specifically, the funds will be used to increase our marketing effort both in the US and overseas markets. The availability of this working capital will also permit us to build inventory to fulfill both current and future needs arising from our increased marketing efforts. In addition, as we start to build a meaningful penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for its business. We may also use our resources to develop further versions of our SteriMed System if it is determined that there is a market for such a product.

     The Company has for the past several years met its need for capital in its various businesses through loans from officers, directors and related parties other than the monies received from the sale of the TDM business, which were primarily used to finance the acquired MCM business on December 17, 2002.

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

ITEM 3. CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of December 31, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         -----------------------------------

   (a)   Exhibits

         3.1 Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed for an event of February 15, 2005)

         4.1 Form of Series A Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed for an event of February 15, 2005).

         4.2 Form of Series B Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed for an event of February 15, 2005).

         4.3 Form of Dealer Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed for an event of February 15, 2005).

         4.4 Form of Lock-Up Agreement with George Aaron and Jonathan Joels (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.1 Purchase Agreement for the sale of 45,000 shares of Series C Mandatory Convertible Preferred Stock and Series A and Series B warrants (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.2 Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.3 Amendment and Conversion Agreement, dated February 15, 2005, by and among the Registrant and note holders(incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.4 Exchange Agreement, dated February 15, 2005, by and among the Registrant and certain lenders (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.5 Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.6.1 Financial Advisory Agreement, dated January 11, 2005, between the Registrant and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 10.6.1 to Registrant's Form 8-K filed for an event of February 15, 2005).

         10.6.2 Amendment to Financial Advisory Agreement, dated February 9, 2005 (incorporated by reference to Exhibit 10.6.2 to Registrant's Form 8-K filed for an event of February 15, 2005).

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


                                         Caprius, Inc.
                                         -------------
                                         (Registrant)


Date: February 22, 2005                  /s/ George Aaron
                                         -----------------------------------
                                         George Aaron
                                         President & Chief Executive Officer


Date: February 22, 2005                  /s/ Jonathan Joels
                                         -----------------------------------
                                         Jonathan Joels
                                         Chief Financial Officer