Form 10QSB
period 2005-03-31
CAPRIUS INC
filed 2005-05-16
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark one)

           [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


           [  ] Transition Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934


                         Commission File Number: 0-11914


                                  CAPRIUS, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    22-2457487
             --------                                   ------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                      One Parker Plaza, Fort Lee, NJ 07024
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 592-8838

                                       N/A
      --------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

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

         Class                                    Outstanding at May 11, 2005
Common Stock. Par value $0.01                          3,321,673 shares *


           * Gives retroactive effect to 1-for-20 reverse stock split, effective April 5, 2005

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   ITEM 1.  UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of March 31, 2005          3

            Condensed Consolidated Statements of Operations for the            4
            three months and six months ended March 31, 2005 and 2004

            Condensed Consolidated Statement of Stockholders'                  5
            (Deficiency) Equity for the six months ended March 31, 2005

            Condensed Consolidated Statements of Cash Flows                    6
            for the six months ended March 31, 2005 and 2004

            Notes to Condensed Consolidated Financial Statements               7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 12
            CONDITION AND RESULTS OF OPERATIONS

   ITEM 3.  CONTROLS & PROCEDURES                                             15


PART II - OTHER INFORMATION


   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  16


SIGNATURES                                                                    17

                         CAPRIUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2005
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                        $   2,702,707
      Accounts receivable, net of reserve for bad
        debts of $5,163                                                      258,016
      Inventories, net                                                       617,596
      Other current assets                                                     6,396
                                                                       -------------
           Total current assets                                            3,584,715
                                                                       -------------

PROPERTY AND EQUIPMENT:
      Office furniture and equipment                                         167,221
      Equipment for lease                                                     76,666
      Leasehold improvements                                                  19,536
                                                                       -------------
                                                                             263,423
      Less:  accumulated depreciation                                        209,254
                                                                       -------------
           Property and equipment, net                                        54,169
                                                                       -------------

OTHER ASSETS:
      Goodwill                                                               737,010
      Intangible assets, net of accumulated
      amortization of $635,417                                               404,583
      Other                                                                   13,330
                                                                       -------------
           Total other assets                                              1,154,923

                                                                       -------------
TOTAL ASSETS                                                             $ 4,793,807
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                       520,759
      Accrued expenses                                                       136,157
      Accrued compensation                                                   293,072
                                                                       -------------
           Total current liabilities                                         949,988
                                                                       -------------

COMMITMENTS AND CONTINGENCIES                                                      -

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value (stated value at $100)
           Authorized - 1,000,000 shares
           Issued and outstanding - Series A, none; Series B,
           convertible, 27,000 shares. Liquidation preference
           $2,700,000                                                      2,700,000
           Series C, convertible 66,681 shares.  Liquidation
           preference $6,668,100                                           6,668,100
      Common stock, $.01 par value
           Authorized - 50,000,000 shares, issued
           1,023,453 shares and
           outstanding 1,022,328 shares                                       10,235
      Additional paid-in capital                                          67,596,648
      Accumulated deficit                                                (73,128,914)
      Treasury stock (1,125 common shares, at cost)                           (2,250)
                                                                       -------------
           Total stockholders' equity                                      3,843,819
                                                                       -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   4,793,807
                                                                       =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the three months ended               For the six months ended
                                                         ------------------------------------ ----------------------------------
                                                         March 31, 2005     March 31, 2004     March 31, 2005     March 31, 2004
                                                         --------------     --------------     --------------     --------------
REVENUES:
     Product sales                                       $    199,700       $     158,739      $     436,608      $     417,623
     Equipment rental income                                    2,624              16,334              7,950             34,683
     Consulting & royalty fees                                 42,228              12,500             62,653             25,000
                                                         --------------     --------------     --------------     --------------
         Total revenues                                       244,552             187,573            507,211            477,306
                                                         --------------     --------------     --------------     --------------

OPERATING EXPENSES:
     Cost of product sales and equipment rental income        168,596             169,459            330,390            374,178
     Research and development                                 116,916              53,707            193,496             93,302
     Selling, general and administrative                      602,356             909,467          1,274,634          1,583,703
                                                         --------------     --------------     --------------     --------------
         Total operating expenses                             887,868           1,132,633          1,798,520          2,051,183
                                                         --------------     --------------     --------------     --------------

         Operating loss                                      (643,316)           (945,060)        (1,291,309)        (1,573,877)

     Other income                                             132,200                   -            132,200                  -
     Interest expense, net                                   (181,941)             (2,551)          (331,020)            (2,985)
                                                         --------------     --------------     --------------     --------------

     Loss from continuing operations                         (693,057)           (947,611)        (1,490,129)        (1,576,862)

     Loss from operations of discontinued Strax Business            -                   -                  -            (28,425)
                                                         -----------------------------------------------------------------------
     Net loss                                            $   (693,057)      $    (947,611)     $  (1,490,129)     $  (1,605,287)
                                                         ==============     ==============     ==============     ==============
Net loss per basic and diluted common share
     Continuing operations                               $      (0.47)      $       (0.93)     $       (1.19)     $       (1.54)
     Discontinued operations                                        -                   -                  -              (0.03)
                                                         --------------     --------------     --------------     --------------
     Net loss per basic and diluted common share         $      (0.47)      $       (0.93)     $       (1.19)     $       (1.57)
                                                         ==============     ==============     ==============     ==============
Weighted average number of common shares outstanding,
     basic and diluted                                      1,482,197           1,022,328          1,249,736          1,022,328
                                                         ==============     ==============     ==============     ==============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                   (UNAUDITED)


                                                 Series B Convertible        Series C Convertible
                                                     Preferred Stock            Preferred Stock              Common Stock
                                                -------------------------------------------------------------------------------
                                                  Number                      Number                      Number
                                                of Shares      Amount       of Shares     Amount         of Shares      Amount
                                                -------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004 (SEE NOTE 10)         27,000    $ 2,700,000            -     $         -     1,023,453    $  10,235

Issuance Series C Mandatory Convertible                                       45,000       4,500,000
Preferred Stock (see Note 7)

Conversion of secured convertible notes                                       21,681       2,168,100
and bridge financing into Series C
Mandatory Convertible Preferred Stock

NET LOSS

BALANCE, MARCH 31, 2005                           27,000    $ 2,700,000       66,681     $ 6,668,100     1,023,453   $   10,235
                                                ===============================================================================

(TABLE CONTINUED)

                                                                                      Treasury Stock
                                                                                -------------------------
                                                 Additional                                                         Total
                                                   Paid-in        Accumulated        Number                       Stockholders'
                                                   Capital          Deficit        of Shares       Amount     (Deficiency) Equity
                                                ---------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004 (SEE NOTE 10)       $ 68,031,614    $ (71,638,785)        1,125      $ (2,250)        $   (899,186)

Issuance Series C Mandatory Convertible             (434,966)                                                        4,065,034
Preferred Stock (see Note 7)

Conversion of secured convertible notes                                                                              2,168,100
and bridge financing into Series C
Mandatory Convertible Preferred Stock

NET LOSS                                                           (1,490,129)                                      (1,490,129)

BALANCE, MARCH 31, 2005                         $ 67,596,648    $ (73,128,914)        1,125     $ (2,250)         $  3,843,819
                                                =================================================================================


                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended March 31,
                                                                                      2005                2004
                                                                                -------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $  (1,490,129)         (1,605,287)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Amortization of debt discount                                                165,220               3,045
         Amortization of deferred financing costs                                      89,542                   -
         Depreciation and amortization                                                157,171             194,224
         Interest on secured convertible notes                                         95,300                   -
         Changes in operating assets and liabilities:
              Accounts receivable                                                    (184,533)             57,606
              Inventories                                                             159,099              29,179
              Other assets                                                              8,826             (30,354)
              Accounts payable and accrued expenses                                  (527,770)           (124,362)
                                                                                -------------         -----------
                  Net cash used in operating activities                            (1,527,274)         (1,475,949)
                                                                                -------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of Strax business                                              66,000             240,785
     Acquisition of property and equipment                                             (1,436)             (3,234)
                                                                                -------------         -----------
                  Net cash provided by  investing activities                           64,564             237,551
                                                                                -------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of notes payable - related party                                -             500,000
     Proceeds from short term loan                                                    100,000                   -
     Repayment of short term loan                                                    (100,000)                  -
     Proceeds from short term loans - related party                                   145,923                   -
     Repayment of short term loans - related party                                    (73,123)                  -
     Net proceeds from issuance of Series C Preferred Stock                         4,065,034                   -
                                                                                -------------         -----------
                  Net cash provided by  financing activities                        4,137,834             500,000
                                                                                -------------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,675,124            (738,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         27,583             774,819
                                                                                -------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 2,702,707         $    36,421
                                                                                =============         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest during the period                                        $ 33,508         $     7,015
                                                                                =============         ===========
     Cash paid for income taxes during the period                                   $ 192,672         $         -
                                                                                =============         ===========
NON CASH-FLOW ITEMS:

     Transfer of net book value of certain equipment for leases to inventory         $ 66,177         $         -
                                                                                =============         ===========
     Conversion of secured convertible notes and interest into equity             $ 1,595,300         $         -
                                                                                =============         ===========
     Conversion of notes payable -related party into equity                         $ 500,000         $         -
                                                                                =============         ===========
     Conversion of short-term loans payable - related party into equity              $ 72,800         $         -
                                                                                =============         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004, and for the six month periods ended March 31, 2005 and 2004, the condensed consolidated statement of stockholders' equity for the six month period ended March 31, 2005 and the condensed consolidated statements of cash flows for the six month period ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company's 1-for-20 reverse common stock split of April 5, 2005.

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

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

Stock Based Compensation

         At March 31, 2005, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based

Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and six month periods ended March 31, 2005 and 2004.

         If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:




                                 Three months ended March 31,            Six months ended March 31,
                                   2005               2004                  2005             2004
                              ------------       ------------          ------------     ------------
Net loss as reported          $   (693,057)      $   (947,611)         $ (1,490,129)    $ (1,605,287)


Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects                   (748)           (13,687)               (1,495)         (27,374)
                              ------------       ------------           -----------     ------------

Pro forma net loss            $   (693,805)      $   (961,298)         $ (1,491,624)    $ (1,632,661)
                              ============       ============           ===========     ============

Basic and diluted loss
per share of Common Stock

         As reported          $      (0.47)      $      (0.93)         $      (1.19)    $      (1.57)
         Pro forma            $      (0.47)      $      (0.94)         $      (1.19)    $      (1.60)


Loss Per Share

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended March 31, 2005 and 2004, potential common shares amount to 3,245,149 and 334,411 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

NOTE 4 - INVENTORIES
--------------------

         Inventories consist of the following, net of reserves of approximately $34,200 at March 31, 2005:


                  Raw materials                       $276,499
                  Finished goods                       341,097
                                                      --------
                                                      $617,596
                                                      ========


NOTE 5 - NOTES PAYABLE
----------------------

         On February 2, 2005, the Company raised $100,000 through the issuance of 8% Senior Secured Convertible Promissory Notes, repayable, together with interest to April 3, 2005, subject to prepayment in the event of an equity financing in excess of $2 Million, or conversion by the investors into shares of the Company's common stock at a conversion price of $3.00 per share. The lenders also received warrants to purchase 5,000 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of these warrants are deemed to be immaterial. On February 17, 2005 the Company repaid this loan together with interest.

         During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to underwriting fees and expenses. The Company granted a security interest in substantially all of the assets of the Company. The Notes were to mature in one year and convert into shares of common stock at the election of the investor at any time at a conversion price of $4.00 per share, subject to reduction if certain conditions were not met as of September 30, 2004. The conditions were not met and the conversion price was reduced to $3.00 per share. The beneficial conversion feature of the Notes, amounted to $200,000 and as such the amount was treated as a discount to debt and a corresponding increase to paid-in capital. This amount is being amortized over the life of the loan (which was accelerated to February 15, 2005). Amortization for the six month period ended March 31, 2005 amounted to $150,000 and that amount is included in interest expense, net in the consolidated statement of operations. The financing was arranged through Sands Brothers International Ltd. ("Sands") who were retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent cash fee and an expense allowance of one percent of the gross proceeds, plus warrants valued at $28,500 using the Black Scholes Model to purchase 71,250 shares of the Company's common stock at an exercise price of $5.60 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance costs are being amortized over the term of the loan (which was accelerated to February 15, 2005). Amortization for the six month period ended March 31, 2005 amounted to $89,542 and that amount is included in interest expense, net in the consolidated statement of operations. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing (see Note 7). As a condition of this financing, the holders of the Notes amended and converted their Notes together with accrued interest, into an aggregate of 15,953 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

NOTE 6 - NOTES PAYABLE - RELATED PARTY TRANSACTIONS
---------------------------------------------------

         During the period from January 1, 2005 through February 15, 2005, the Company was advanced the principal amount of approximately $7,100 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note in Note 5. The lender also received warrants to purchase 355 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by an executive officer, Mr. Koppel. As a condition of this financing, Mr. Koppel exchanged 50% of his indebtedness for 34 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 was paid the balance inclusive of interest.

         During the three month period ended December 31, 2004, the Company was advanced the principal amount of $138,790 through short term loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note in Note
5. The lenders also received warrants to purchase 6,940 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels, and Koppel who advanced $64,000, $62,350 and $12,440, respectively. As a condition of this financing, the holders of the Notes exchanged 50% of their indebtedness for 694 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 were paid the balance of their notes inclusive of interest.

         During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and were secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every sixty dollars ($60.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $5.00 per share for a period of five years. The warrants were valued at $27,400 using the Black Scholes Model and such amount was treated as a discount to debt and a corresponding increase to paid in capital. The discount is being amortized over the life of the loan (which was accelerated to February 15, 2005). For the six month period ended March 31, 2005, the Company recorded an additional interest expense related to this discount of approximately $15,200. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing (see Note 7). As a condition of this financing the holders of the Notes converted their notes, into an aggregate of 5,000 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

NOTE 7 - EQUITY FINANCING
-------------------------

         On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $435,000. As part of this financing transaction, the Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock ("Series C Stock") at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant agreement. The Company determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $125,000 based upon the relative fair values of the preferred stock and warrants. The Company calculated the fair values of the warrants using the Black Scholes valuation model. Upon conversion of the Series C Stock to common shares the Company shall record a deemed preferred stock dividend of approximately $125,000; which represents the beneficial conversion feature of the Series C Stock (See Note 11).

         Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock ("the Reverse Split"). Upon the effectiveness of the Reverse Split ("the Mandatory Conversion Date"), the new equity investors and the debt holders who converted their debt agreed to automatically convert their Series C Stock into common shares at a conversion price of $2.90 per share and/or 2,299,345 shares of the Company's common stock (post reverse split), subject to adjustment in certain circumstances, (see Note 11). The Company also agreed to increase the number of independent directors by one additional director.

NOTE 8 - OTHER INCOME
---------------------

         During the second quarter of fiscal 2005, the Company recorded income of $132,200 as a result of favorable settlements of certain outstanding accounts payable balances.

NOTE 9 - ECONOMIC DEPENDENCY
----------------------------

         For the six months ended March 31, 2005, revenue from four customers was approximately $221,000 $91,000, $63,000 and $55,000 which represented approximately 85% of the total revenue. At March 31, 2005 accounts receivable from these customers were approximately $175,000, $0, $42,000, and $25,000 respectively.

         For the six months ended March 31, 2004, revenue from two customers was approximately $237,000 and $124,000, which represented approximately 76% of the total revenue.

NOTE 10 - LITIGATION
-------------------

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

NOTE 11 - SUBSEQUENT EVENT
--------------------------

         On April 5, 2005, the Company effected the Reverse Split. On such date, the 66,681 outstanding shares of Series C Stock automatically converted into 2,299,345 shares of the Company's common stock. As a result of the Reverse Split, the Company has outstanding 3,321,673 shares of common stock. The reverse split did not change the number of authorized shares of common and preferred stock. All share and per share information in the accompanying financial statements have been restated to reflect the 1 for 20 reverse stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company's Form SB-2 (File No. 333-124096) dated April 15, 2005) as filed with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2004, our continuing operation is classified as medical infectious waste business.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004
-------------------------------------------------------------------------------

         Revenues generated from MCM product sales totaled $199,700 for the three months ended March 31, 2005 as compared to $158,739 for the three months ended March 31, 2004. Revenues generated from MCM rentals totaled $2,624 as compared to $16,334 for the comparable periods. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $42,228 as compared to $12,500 for the three months ended March 31, 2005 and 2004.

         Cost of product sales and leased equipment amounted to $168,596 or 69.0% of total revenues versus $169,459 or 90.4% of total revenues for the three month period ended March 31, 2005 and 2004, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

         Research and development expense increased to $116,916 versus $53,707 for the three month period ended March 31, 2005 as compared to the same period in 2004. This was a result of our continuing efforts to improve our products, streamline the manufacturing processes and reduce the product cost.

         Selling, general and administrative expenses totaled $602,356 for the three months ended March 31, 2005 versus $909,467 for the three months ended March 31, 2004. This reduction was due to a significant decrease in the cost of legal and accounting fees incurred primarily in connection with prior and settled litigations.

         Other income totaled $132,200 for the three months ended March 31, 2005 as compared to $0 for the three months ended March 31, 2004. This resulted from the favorable settlement of certain outstanding liabilities.

         Interest expense, net totaled $181,941 for the three months ended March 31, 2005 versus $2,551 for the three months ended March 31, 2004. The majority of the interest expense incurred during the three month period ended March 31, 2005, related to interest fees and amortization in connection with the secured convertible notes and bridge financing, which occurred in Fiscal 2004.

         The net loss amounted to $693,057 and $947,611 for the three month periods ended March 31, 2005 and 2004, respectively.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004
---------------------------------------------------------------------------

         Revenues generated from MCM product sales totaled $436,608 for the six months ended March 31, 2005 as compared to $417,623 for the six months ended March 31, 2004. Revenues generated from MCM rentals totaled $7,950 as compared to $34,683 for the comparable periods. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $62,653 as compared to $25,000 for the six months ended March 31, 2005 and 2004.

         Cost of product sales and leased equipment amounted to $330,390 or 65.2% of total revenues versus $374,178 or 78.4% of total revenues for the six month period ended March 31, 2005 and 2004, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

         Research and development expense increased to $193,496 versus $93,302 for the six month period ended March 31, 2005 as compared to the same period in 2004. This was a result of our continuing efforts to improve our products, streamline the manufacturing processes and reduce the product cost.

         Selling, general and administrative expenses totaled $1,274,634 for the six months ended March 31, 2005 versus $1,583,703 for the six months ended March 31, 2004. This reduction was due to a significant decrease in the cost of legal and accounting fees incurred primarily in connection with prior and settled litigations.

         Other income totaled $132,200 for the six months ended March 31, 2005 as compared to $0 for the six months ended March 31, 2004. This resulted from the favorable settlement of certain outstanding liabilities.

         Interest expense, net totaled $331,020 for the six months ended March 31, 2005 versus $2,985 for the six months ended March 31, 2004. The majority of the interest expense incurred during the six month period ended March 31, 2005, related to interest fees and amortization in connection with the secured convertible notes and bridge financing, which occurred in Fiscal 2004.

         The loss from continuing operations amounted to $1,490,129 and $1,576,862 for the six month periods ended March 31, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005 the Company's cash and cash equivalents position approximated $2,703,000 versus $19,100 at December 31, 2004. As further discussed below, on February 15, 2005 we received net proceeds of approximately $4 million from the sale of Series C Preferred Stock and warrants, and approximately $2.1 million of indebtedness was converted into or exchanged for Series C Preferred Stock.

         On January 14, 2005 we received advances of approximately $7,100 through short-term related party loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined in Note 5 to the Notes to the Financial Statements in Item 1. These funds were utilized for general working capital purposes. These loans were repaid on February 15, 2005 as part of the Preferred Stock Equity Financing arrangement.

         On February 2, 2005 we raised $100,000 through the issuance of an 8% Senior Secured Convertible Promissory Note, due April 3, 2005, subject to repayment in the event of an equity financing in excess of $2 million or conversion by the investors to shares of our common stock at $ 3.00 per share. This loan was repaid on February 17, 2005 as part of the Preferred Stock Equity Financing arrangement.

         On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately $435,000. The Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant. Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Mandatory Convertible Preferred Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock. Under the terms of the $4.5 million Preferred Stock Equity Financing, the new equity investors and the debt holders who converted their debt agreed to automatically convert their Preferred Stock into common shares, effective April 5, 2005, at a conversion price of $2.90 per share and/or 2,299,345 shares of the Company's common stock (post reverse split), subject to adjustment in certain circumstances, see Note 11 to the accompanying financial statements.

           The net cash proceeds from the equity financing will provide the funds necessary to expand our business as well as meeting our needs to satisfy specific outstanding obligations and accrued expenses. Specifically, the funds will be used to increase our marketing effort both in the US and overseas markets. The availability of this working capital will also permit us to build inventory to fulfill both current and future needs arising from our increased marketing efforts. The net proceeds from these placements should fulfill our capital needs through March 31, 2006, based upon our present business plan. In addition, as we start to build a meaningful penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business. We may also use our resources to develop further versions of our SteriMed System if it is determined that there is a market for such a product.

         We had for the past several years met our need for capital in our various businesses through loans from officers, directors and related parties other than the monies received from the sale of the TDM business, which were primarily used to finance the acquired MCM business on December 17, 2002. We may require additional working capital or other funds, in the near future should we modify our current business plan or undertake any acquisitions.

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

ITEM 3.  CONTROLS & PROCEDURES

         Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2005, have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         References made to the Form 8-K filed for an event of February 15, 2005 to report the issuance of an aggregate of 66,681 shares of Series C Mandatory Convertible Preferred Stock and associated warrants to purchase shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits
  31.1*  Rule 13a-14(a)/15d-14(a) Certification
  31.2*  Rule 13a-14(a)/15d-14(a) Certification
  32*    Section 1350 - Certification
  * filed herewith


(b)      Reports on Form 8-K:

         On April 5, 2005, we filed a current report on Form 8-K to report an event of April 5, 2005 in Item 8.01, whereby we amended our Certificate of Incorporation to provide for a one-for-twenty reverse split of our outstanding Common Stock. Upon the effective date, post split shares Common Stock began trading on the OTC Bulleting Board under the symbol of CAPS.

         On February 18, 2005, we filed a current report on Form 8-K to report an event of February 15, 2005 in item 3.02 whereby we completed a $4.5 million equity financing. The placement consisted of the sale of 45,000 shares of newly-created Series C Preferred Stock together with warrants to a group of investors. As a condition of the financing, we proposed a reverse stock split of 1:20 to facilitate the number of shares outstanding.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Caprius, Inc.
                                  (Registrant)



Date:  May 11, 2005               /s/ George Aaron
                                  -----------------------------------
                                  George Aaron
                                  President & Chief Executive Officer



Date:  May 11, 2005               /s/ Jonathan Joels
                                  -----------------------------------
                                  Jonathan Joels
                                  Chief Financial Officer