Form 10QSB
period 2005-06-30
CAPRIUS INC
filed 2005-08-15
CIK 722567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

     [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                       N/A
         --------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

          Class                               Outstanding at Aug 11, 2005
Common Stock. Par value $0.01                        3,321,673 shares

                         CAPRIUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheet as of June 30, 2005          3

             Condensed Consolidated Statements of Operations for the
             three months and nine months ended June 30, 2005 and 2004         4

             Condensed Consolidated Statement of Stockholders'
             (Deficiency) Equity for the nine months ended June 30, 2005       5

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended June 30, 2005 and 2004                          6

             Notes to Condensed Consolidated Financial Statements              7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                              12

     ITEM 3. CONTROLS & PROCEDURES                                            15

PART II - OTHER INFORMATION

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
             PROCEEDS                                                         15

     ITEM 6. EXHIBITS                                                         15

SIGNATURES                                                                    16

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $    1,961,645
   Accounts receivable, net of reserve for bad debts of $5,163                 137,817
   Inventories, net                                                            579,314
   Other current assets                                                         26,399
                                                                       ----------------
        Total current assets                                                 2,705,175
                                                                       ----------------

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                              182,689
   Equipment for lease                                                          76,666
   Leasehold improvements                                                       19,536
                                                                       ----------------
                                                                               278,891
   Less:  accumulated depreciation                                             214,902
                                                                       ----------------
        Property and equipment, net                                             63,989
                                                                       ----------------

OTHER ASSETS:
   Goodwill                                                                    737,010
   Intangible assets, net of accumulated amortization of $705,750              334,250
   Other                                                                        13,330
                                                                       ----------------
        Total other assets                                                   1,084,590

                                                                       ----------------
TOTAL ASSETS                                                            $    3,853,754
                                                                       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            508,898
   Accrued expenses                                                            117,407
   Accrued compensation                                                        122,793
                                                                       ----------------
        Total current liabilities                                              749,098
                                                                       ----------------

COMMITMENTS AND CONTINGENCIES                                                      -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value (stated value at $100)
        Authorized - 1,000,000 shares Issued and
        outstanding - Series A, none; Series B, convertible,
        27,000 shares . Liquidation preference $2,700,000                    2,700,000
   Common stock, $.01 par value
        Authorized - 50,000,000 shares, issued 3,322,798 shares
        and outstanding 3,321,673 shares                                        33,228
   Additional paid-in capital                                               74,241,755
   Accumulated deficit                                                     (73,868,077)
   Treasury stock (1,125 common shares, at cost)                                (2,250)
                                                                       ----------------
        Total stockholders' equity                                           3,104,656
                                                                       ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    3,853,754
                                                                       ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the three months ended            For the nine months ended
                                                         ------------------------------------  ------------------------------------
                                                           June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                                         -----------------  -----------------  -----------------  -----------------
REVENUES:
   Product sales                                           $   185,878        $   257,308        $   622,486        $   674,931
   Equipment rental income                                       2,677             14,865             10,627             49,548
   Consulting & royalty fees                                    15,157             12,500             77,810             37,500
                                                         -----------------  -----------------  -----------------  -----------------
       Total revenues                                          203,712            284,673            710,923            761,979
                                                         -----------------  -----------------  -----------------  -----------------

OPERATING EXPENSES:
   Cost of product sales and equipment rental income           121,420            177,204            451,810            551,382
   Research and development                                     69,439             77,999            262,935            171,301
   Selling, general and administrative                         752,327            693,277          2,026,961          2,276,980
                                                         -----------------  -----------------  -----------------  -----------------
       Total operating expenses                                943,186            948,480          2,741,706          2,999,663
                                                         -----------------  -----------------  -----------------  -----------------
       Operating loss                                         (739,474)          (663,807)        (2,030,783)        (2,237,684)

   Other income                                                    -                  -              132,200                -
   Interest income (expense), net                                  311            (67,515)          (330,709)           (70,500)
                                                         -----------------  -----------------  -----------------  -----------------

   Loss from continuing operations                            (739,163)          (731,322)        (2,229,292)        (2,308,184)

   Loss from operations of discontinued Strax Business             -                  -                  -              (28,425)
                                                         -----------------  -----------------  ------------------------------------
   Net loss                                                   (739,163)          (731,322)        (2,229,292)        (2,336,609)

   Beneficial conversion feature - Series C Mandatory
     Convertible Preferred Stock                              (124,528)               -             (124,528)               -
                                                         -----------------  -----------------  ------------------------------------
   Net loss attributable to common stockholders            $  (863,691)       $  (731,322)       $(2,353,820)      $(2,336,609)
                                                         =================  =================  =================  =================

Net loss per basic and diluted common share
   Continuing operations                                   $     (0.26)       $     (0.72)       $     (1.21)       $    (2.26)
   Discontinued operations                                          -                  -                  -              (0.03)
                                                         -----------------  -----------------  -----------------  -----------------

   Net loss per basic and diluted common share                   (0.26)             (0.72)             (1.21)            (2.29)
                                                         =================  =================  =================  =================

Weighted average number of common shares outstanding,
   basic and diluted                                         3,321,673          1,022,328          1,940,381         1,022,328
                                                         =================  =================  =================  =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                   (UNAUDITED)

                                           Series B Convertible   Series C Mandatory Convertible
                                              Preferred Stock           Preferred Stock             Common Stock
                                           ----------------------------------------------------------------------------------------
                                                                                                                        Additional
                                              Number                  Number                      Number                  Paid-in
                                            of Shares    Amount      of Shares      Amount       of Shares   Amount       Capital
                                           ----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 (SEE NOTE 8)     27,000   $ 2,700,000        -       $      -        1,023,453  $ 10,235   $ 68,031,614

Issuance Series C Mandatory Convertible
Preferred Stock (see Note 7)                                          45,000       4,500,000                               (434,966)

Conversion of secured convertible notes
and bridge financing into Series C
Mandatory Convertible Preferred Stock                                 21,681       2,168,100

Conversion of Series C Preferred into
common stock (see Note 7)                                            (66,681)     (6,668,100)    2,299,345    22,993      6,645,107

NET LOSS
                                           ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005                       27,000   $ 2,700,000         -      $       -     $ 3,322,798  $ 33,228   $ 74,241,755
                                           ========================================================================================

[TABLE CONTINUED]

                                                                   Treasury Stock
                                                               ----------------------            Total
                                                Accumulated       Number                    Stockholders'
                                                 Deficit        of Shares     Amount      (Deficiency) Equity
                                             -----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 (SEE NOTE 8)      $ (71,638,785)      1,125     $ (2,250)       $    (899,186)

Issuance Series C Mandatory Convertible
Preferred Stock (see Note 7)                                                                    4,065,034

Conversion of secured convertible notes
and bridge financing into Series C
Mandatory Convertible Preferred Stock                                                           2,168,100

Conversion of Series C Preferred into
common stock (see Note 7)                                                                             -

NET LOSS                                                                                       (2,229,292)
                                             -----------------------------------------------------------------
BALANCE, JUNE 30, 2005                        $ (73,868,077)      1,125     $ (2,250)       $   3,104,656


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended June 30,
                                                                                     2005                    2004
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (2,229,292)           $ (2,336,609)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Amortization of debt discount                                                   165,220                   7,613
      Amortization of deferred financing costs                                         89,542                  25,583
      Depreciation and amortization                                                   233,152                 275,474
      Interest on secured convertible notes                                            95,300                       -
      Changes in operating assets and liabilities:
         Accounts receivable                                                          (64,334)               (130,337)
         Inventories                                                                  197,381                  78,682
         Other assets                                                                 (11,177)                (38,478)
         Accounts payable and accrued expenses                                       (728,660)               (430,366)
                                                                                ---------------         ---------------
            Net cash used in operating activities                                  (2,252,868)             (2,548,438)
                                                                                ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of Strax business                                                66,000                 242,552
   Acquisition of property and equipment                                              (16,904)                 (6,358)
                                                                                ---------------         ---------------
            Net cash provided by  investing activities                                 49,096                 236,194
                                                                                ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related party                                  -                 500,000
   Proceeds from issuance of secured convertible notes                                      -               1,500,000
   Financing fees in connection with secured convertible notes                              -                (125,000)
   Proceeds from short term loan                                                      100,000                       -
   Repayment of short term loan                                                      (100,000)                      -
   Proceeds from short term loans - related party                                     145,923                       -
   Repayment of short term loans - related party                                      (73,123)                      -
   Net proceeds from issuance of Series C Preferred Stock                           4,065,034                       -
                                                                                ---------------         ---------------
            Net cash provided by  financing activities                              4,137,834               1,875,000
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,934,062                (437,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         27,583                 774,819
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  1,961,645            $    337,575
                                                                                ===============         ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest during the period                                      $     49,541            $     11,642
                                                                                ===============         ===============
   Cash paid for income taxes during the period                                  $    192,672            $        -
                                                                                ===============         ===============
NON CASH-FLOW ITEMS:

   Transfer of net book value of certain equipment for leases to inventory       $     66,177            $        -
                                                                                ===============         ===============
   Conversion of secured convertible notes and interest into equity              $  1,595,300            $        -
                                                                                ===============         ===============
   Conversion of notes payable -related party into equity                        $    500,000            $        -
                                                                                ===============         ===============
   Conversion of short-term loans payable - related party into equity            $     72,800            $        -
                                                                                ===============         ===============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004 and for the nine month periods ended June 30, 2005 and 2004, the condensed consolidated statement of stockholders' (deficiency) equity for the nine month period ended June 30, 2005 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company's 1 for 20 reverse common stock split of April 5, 2005.

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

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

Stock Based Compensation

     At June 30, 2005, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and nine month periods ended June 30, 2005 and 2004.

     If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

                                          Three months ended June 30,        Nine months ended June 30,
                                              2005            2004              2005            2004
                                         -------------   -------------     -------------   -------------
Net loss attributable to
common stockholders as reported          $   (863,691)   $   (731,322)     $ (2,353,820)   $ (2,336,609)

Deduct:

Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects                              (748)        (16,051)           (2,243)        (43,425)
                                         -------------   -------------     -------------   -------------

Pro forma net loss attributable to           (864,439)       (747,373)       (2,356,063)     (2,380,034)
common stockholders

Basic and diluted loss attributable
to common stockholders

         As reported                     $      (0.26)   $      (0.72)     $      (1.21)   $      (2.29)
         Pro forma                       $      (0.26)   $      (0.73)     $      (1.21)   $      (2.33)


Loss Per Share

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended June 30, 2005 and 2004, potential common shares amount to 1,020,660 and 909,311 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following, net of reserves of approximately $34,200 at June 30, 2005:

          Raw materials            $ 258,379
          Finished goods             320,935
                                   ---------
                                   $ 579,314
                                   =========

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

     During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to underwriting fees and expenses. The Company granted a security interest in substantially all of the assets of the Company. The Notes were to mature in one year and convert into shares of common stock at the election of the investor at any time at a conversion price of $4.00 per share, subject to reduction if certain conditions were not met as of September 30, 2004. The conditions were not met and the conversion price was reduced to $3.00 per share. The beneficial conversion feature of the Notes, amounted to $200,000 and as such the amount was treated as a discount to debt and a corresponding increase to paid-in capital. This amount is being amortized over the life of the loan (which was accelerated to February 15, 2005). Amortization for the nine month period ended June 30, 2005 amounted to $150,000 and such amount is included in interest expense, net in the consolidated statement of operations. The financing was arranged through Sands Brothers International Ltd. ("Sands") who were retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent cash fee and an expense allowance of one percent of the gross proceeds, plus warrants valued at $28,500 using the Black Scholes Model to purchase 71,250 shares of the Company's common stock at an exercise price of $5.60 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance costs are being amortized over the term of the loan (which was accelerated to February 15, 2005). Amortization for the nine month period ended June 30, 2005 amounted to $89,542 and such amount is included in interest expense, net in the consolidated statement of operations. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing (see Note 7). As a condition of this financing, the holders of the Notes amended and converted their Notes together with accrued interest, into an aggregate of 15,953 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

NOTE 6 - NOTES PAYABLE - RELATED PARTY TRANSACTIONS
---------------------------------------------------

     During 2005, the Company was advanced the principal amount of approximately $7,100 through short term loans until additional equity funding is secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note in Note 5. The lender also received warrants to purchase 355 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by an executive officer, Mr. Koppel. On February 15, 2005 the Company repaid these short-term loans in exchange for 34 shares of Series C Mandatory Convertible Preferred Stock at a stated value of $100 per share, with the remaining balance plus interest being paid in cash.

     During the three month period ended December 31, 2004, the Company was advanced the principal amount of $138,790 through short term loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note in Note
5. The lenders also received warrants to purchase 6,940 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels, and Koppel who advanced $64,000, $62,350 and $12,440, respectively. On February 15, 2005 the Company repaid these short-term loans in exchange for 694 shares of Series C Mandatory Convertible Preferred Stock at a stated value of $100 per share, with the remaining balance plus interest being paid in cash.

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and were secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every sixty dollars ($60.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $5.00 per share for a period of five years. The warrants were valued at $27,400 using the Black Scholes Model and such amount was treated as a discount to debt and a corresponding increase to paid in capital. The discount is being amortized over the life of the loan (which was accelerated to February 15, 2005). For the nine month period ended June 30, 2005, the Company recorded an additional interest expense related to this discount of approximately $15,200. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing (see Note 7). As a condition of this financing the holders of the Notes converted their notes, into an aggregate of 5,000 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

NOTE 7 - EQUITY FINANCING
-------------------------

     On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $435,000. As part of this financing transaction, the Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock ("Series C Stock") at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant agreement. The Company determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $125,000 based upon the relative fair values of the preferred stock and warrants. The Company calculated the fair values of the warrants using the Black Scholes valuation model. Upon conversion of the Series C Stock to common shares on April 5, 2005 the Company recorded a deemed preferred stock dividend of approximately $125,000; which represents the beneficial conversion feature of the Series C Stock (See Note 8).

     Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock ("the Reverse Split"). Upon the effectiveness of the Reverse Split ("the Mandatory Conversion Date"), the new equity investors and the debt holders who converted their debt agreed to automatically convert their Series C Stock into common shares at a conversion price of $2.90 per share and/or 2,299,345 shares of the Company's common stock (post reverse split), subject to adjustment in certain circumstances, (see Note 8). The Company also agreed to increase the number of independent directors by one additional director.

NOTE 8 - REVERSE SPLIT
----------------------

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

NOTE 9 - OTHER INCOME
---------------------

     During the second quarter of fiscal 2005, the Company recorded income of $132,200 as a result of favorable settlements of certain outstanding accounts payable balances.

NOTE 10 - ECONOMIC DEPENDENCY
-----------------------------

     For the nine months ended June 30, 2005, revenue from four customers was approximately $223,000 $91,000, $78,000 and $74,000 which represented approximately 66% of the total revenue. At June 30, 2005 accounts receivable from these customers were approximately $3,000, $0, $57,400, and $0 respectively.

     For the nine months ended June 30, 2004, revenue from two customers was approximately $486,000 and $131,000, which represented approximately 81% of the total revenue.

NOTE 11 - LITIGATION
--------------------

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

     The independent directors had authorized us to advance the legal expenses of Messrs. Aaron and Joels in these litigations with respect to claims against them in their corporate capacities, subject to review of the legal bills and compliance with applicable law, and Messrs. Aaron and Joels will repay us in the event it was determined that they were not entitled to be indemnified as to the claim for which the advance was made.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     On April 18, 2005, the Company entered into an agreement, commencing May 1, 2005 for certain services related to investor relations and financial media program for a one year period. The agreement is renewable unless terminated by either party. According to the agreement, the Company agreed to pay fees of $96,000 per annum in monthly installments of $8,000.

NOTE 13 - SUBSEQUENT EVENT
--------------------------

     In July 2005, we entered into a Settlement Agreement and Policies Release with the carrier of our Directors and Company Reimbursement Policies and shall receive a payment of $350,000 under such Policies as a settlement of our claim for expenses incurred in litigations described in Note 11. At that time, the independent directors determined that we should not seek contribution from Messrs. Aaron and Joels for any portion of our net costs in defending those litigations. The Company did not advance any amounts to such individuals in connection with the litigations.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company's Form SB-2 (File No. 333-124096) dated April 15, 2005 as filed with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

     As more fully described in the Form 10-KSB for fiscal year ended September 30, 2004, our continuing operation is classified as medical infectious waste business.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------------

     Revenues generated from MCM product sales totaled $185,878 for the three months ended June 30, 2005 as compared to $257,308 for the three months ended June 30, 2004. This decrease was a result of consolidation within our target market of dialysis clinics, which included the acquisition of our largest client in the US. Consequently, the client's scheduled rollout of units was placed on hold. The revenues generated for the three months ended June 30, 2005 included the Company's recent sale of a SteriMed system to a dialysis clinic on St. Croix in the U.S. Virgin Islands. This marks the first sale of a SteriMed unit to a customer in the U.S. Virgin Islands. Revenues generated from MCM rentals totaled $2,677 as compared to $14,865 for the comparable periods. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $15,157 as compared to $12,500 for the three months ended June 30, 2005 and 2004.

     Cost of product sales and leased equipment amounted to $121,420 or 64.4% of total related revenues versus $177,204 or 65.1% of total related revenues for the three month period ended June 30, 2005 and 2004, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

     Research and development expense decreased to $69,439 versus $77,999 for the three month period ended June 30, 2005 as compared to the same period in 2004.

     Selling, general and administrative expenses totaled $752,327 for the three months ended June 30, 2005 versus $693,277 for the three months ended June 30, 2004. This increase was due to legal and professional fees in connection with the Company's Registration Statement, which was declared effective on May 10, 2005, and the Company's retention of an investor relations firm.

     Interest income, net totaled $311 (net of interest expense of $16,943) for the three months ended June 30, 2005 versus $67,515 interest expense, net totaled for the three months ended June 30, 2004. There was no outstanding debt during the three months ended June 30, 2005.

     The net loss amounted to $739,163 and $731,322 for the three month periods ended June 30, 2005 and 2004, respectively.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004
---------------------------------------------------------------------------

     Revenues generated from MCM product sales totaled $622,486 for the nine months ended June 30, 2005 as compared to $674,931 for the nine months ended June 30, 2004. Revenues generated from MCM rentals totaled $ 10,627 as compared to $49,548 for the comparable periods. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $77,810 as compared to $37,500 for the nine months ended June 30, 2005 and 2004.

     Cost of product sales and leased equipment amounted to $451,810 or 71.4% of total related revenues versus $551,382 or 76.1% of total related revenues for the nine month period ended June 30, 2005 and 2004, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

     Research and development expense increased to $ 262,935 versus $171,301 for the nine month period ended June 30, 2005 as compared to the same period in 2004. This was a result of our continuing efforts to improve our products, streamline the manufacturing processes and reduce the product cost.

     Selling, general and administrative expenses totaled $2,026,961 for the nine months ended June 30, 2005 versus $2,276,980 for the nine months ended June 30, 2004. This reduction was due to a decrease in the cost of legal and accounting fees incurred primarily in connection with prior and settled litigations.

     Other income totaled $132,200 for the nine months ended June 30, 2005 as compared to $0 for the nine months ended June 30, 2004. This resulted from the favorable settlement of certain outstanding liabilities.

     Interest expense, net totaled $ 330,709 for the nine months ended June 30, 2005 versus $70,500 for the nine months ended June 30, 2004. The majority of the interest expense incurred during the nine month period ended June 30, 2005, related to interest fees and amortization in connection with the secured convertible notes and bridge financing, which occurred in the year ended September 30, 2004.

     The loss from continuing operations amounted to $2,229,292 and $2,308,184 for the nine month periods ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005 the Company's cash and cash equivalents position approximated $1,962,000 versus $28,000 at September 30, 2004. As further discussed below, on February 15, 2005 we received net proceeds of approximately $4 million from the sale of Series C Preferred Stock and warrants, and approximately $2.1 million of indebtedness was converted into or exchanged for Series C Preferred Stock.

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

     On February 15, 2005, we closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately $435,000. The Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock ("Series C Preferred Stock") at a stated value of $100 per share, together with Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years, and Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant. Simultaneously, the outstanding short-term secured debt in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, were converted into 21,681 shares of Series C Preferred Stock. Under the terms of the Series C Preferred Stock, upon the reverse stock split, effective April 5, 2005, the outstanding Series C Preferred Stock was converted into 2,299,345 shares of the Company's common stock at a conversion price of $2.90 per share.

     The net cash proceeds from the equity financing should provide the funds necessary to expand our business as well as meeting our needs to satisfy specific outstanding obligations and accrued expenses, through June 30, 2006, based upon our present business plan. Specifically, the funds are being used to increase our marketing effort both in the US and overseas markets. The availability of this working capital will also permit us to build inventory to fulfill both current and future needs arising from our increased marketing efforts. In addition, as we start to increase our penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business. We may also use our resources to develop further versions of our SteriMed System if it is determined that there is a market for such a product.

     We had for the past several years met our need for capital in our various businesses through loans from officers, directors and related parties other than the monies received from the sale of the TDM business, which were primarily used to finance the acquired MCM business on December 17, 2002, and the February 2005 preferred stock equity financing. As our activities expand, we may require additional working capital or other funds within the next 12 months and there can be no assurance that we will be successful in obtaining the needed capital, and if obtained, on terms that may not be highly dilutive to existing stockholders.

ITEM 3. CONTROLS & PROCEDURES

     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2005, have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.


PART II: OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Reference is made to Note 8 to the financial statements herein and to the Form 8-K filed for an event of April 5, 2005 to report the conversion of our Series C Mandatory Convertible Preferred Stock and a 1 for 20 reverse split of our common stock. These transactions were exempt from registration under the Securities Act of 1933 by reason of Section 3(a)(9) thereof.

ITEM 6. EXHIBITS

(a)  Exhibits

     31.1*  Rule 13a-14(a)/15d-14(a) Certification
     31.2*  Rule 13a-14(a)/15d-14(a) Certification
     32*    Section 1350 - Certification
     10.1*  Settlement Agreement and Policies Release by and among Admiral
            Insurance Company and Caprius, Inc. and certain Caprius directors and officers including George Aaron, Jonathan Joels, Shrikant Mehta, and Sanjay Mody.

* filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Caprius, Inc.
                                         -------------
                                         (Registrant)


                                         /s/ George Aaron
                                         ------------------
Date: August 11, 2005                    George Aaron
                                         President & Chief Executive Officer


Date: August 11, 2005                    /s/ Jonathan Joels
                                         ------------------
                                         Jonathan Joels
                                         Chief Financial Officer