Form 10KSB
period 2005-09-30
CAPRIUS INC
filed 2005-12-21
CIK 722567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark one)
               X    Annual Report Pursuant to Section 13 or 15 (d) of the
             -----  Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                    Transition Report Pursuant to Section 13 or 15 (d) of the
             -----  Securities Exchange Act of 1934

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

     Revenues for the fiscal year ended September 30, 2005: $848,802

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 9, 2005:
$2,710,272

     The number of shares outstanding of Registrant's Common Stock, $ .01 par value, outstanding on December 9, 2005: 3,321,673 shares

--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None
           Transitional Small Business Disclosure Format: Yes     No  X
                                                              ---    ---

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I

Item 1.   Description of Business                                              3
Item 2.   Description of Property                                             11
Item 3.   Legal Proceedings                                                   11
Item 4.   Submission of Matters to a Vote of Security Holders                 11


PART II

Item 5.   Market for Common Equity, Related Stockholder Matters, and
          Small Business Issuer of Equity Securities                          11
Item 6.   Management's Discussion and Analysis or Plan of Operations          12
Item 7.   Financial Statements                                                19
Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                19
Item 8A.  Controls and Procedures                                             19
Item 8B.  Other Information                                                   20


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act.                 20
Item 10.  Executive Compensation                                              22
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     24
Item 12.  Certain Relationships and Related Transactions                      26
Item 13.  Exhibits                                                            26
Item 14.  Principal Accountant Fees and Services                              31


SIGNATURES                                                                    32

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

     In December 2002, we closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, our designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to our Letter of Intent with MCM, we had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, our ownership interest increased by 5% in the fiscal year 2004 and by an additional 5% in the fiscal year 2005. Furthermore, our equity ownership increased with the conversion of various loans made to MCM and cash calls made by MCM during Fiscal 2005. As of September 30, 2005, our interest in MCM increased to 96.66%.

     During the first quarter of fiscal year 2005, an agreement was reached between the Company and the 20% minority ownership of an MCM subsidiary which had been dormant since inception. The minority shareholders shall be repaid their initial investment, by way of a credit towards the site installation expense of SteriMed units that they are purchasing for their dialysis centers. The subsidiary was dissolved on February 9, 2005.

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

THE MCM STERIMED SYSTEMS

     The SteriMed Systems are patented, environmentally friendly, on-site disinfecting, shredding and disposal systems that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 15 minute cycle. The units, comparable in size to a washer-dryer, simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid(R) solution. After treatment, the material may be discarded as unrecognizable conventional solid waste, in accordance with appropriate regulatory requirements. The resultant treated waste is as low as 10% of the original volume.

     The SteriMed Systems are comprised of two different sized units, and the required Ster-Cid(R) disinfectant solution which can be utilized with both units. The larger SteriMed can treat up to 20 gallons (75 liters) of medical waste per cycle. The smaller version, SteriMed Junior, can treat 4 gallons (15 liters) per cycle. As the technology for disinfection is chemical based, within the definitions used in the industry, it is considered as an alternative treatment technology.

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

     During the SteriMed disinfecting cycle, the concentration of Ster-Cid(R) is approximately 0.5% of the total volume of liquids. The Ster-Cid(R) disinfectant has been tested in independent laboratories and shown to meet U.S. EPA guidelines for disinfection. Furthermore, it is accepted by the Publicly Owned Treatment Works ("POTW") allowing for its discharge into the sewer system.

     Both the SteriMed and SteriMed Junior are safe and easy to operate, involving 1/2 day of training provided by our technical support staff to operators as designated by the end-user. The operator is trained to handle the daily and weekly responsibilities for the routine preparation, maintenance, and minor troubleshooting of the SteriMed Systems. Daily maintenance includes filling the system with the Ster-Cid(R), removal and replacement of the filter bags, and disposing of the filter bag as black bag waste.

     The trained operator places the red bag waste containing RMW into the SteriMed receiver chamber and activates the start button. The water and Ster-Cid(R) are then automatically released into the treatment chamber. The shredding, grinding and mixing of the waste is them initiated to expose all surfaces of the medical waste to the chemical solution during the 15 minute processing cycle. At the end of each specified number of cycles, the trained operator then puts the residue into a regular black bag, ready for disposal as regular solid waste.

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

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES IN THE UNITED STATES

     Our use of the Ster-Cid(R) disinfectant in the SteriMed Systems is registered by the U.S. EPA under FIFRA. The SterCid(R) disinfectant is considered a pesticide, and is registered under FIFRA Number 71814. FIFRA gives the federal government control over the distribution, sale and use of pesticides. All pesticides used in the U.S. must be registered (licensed) by the U.S. EPA under FIFRA. Registration of pesticides is to seek assurance that they will be properly labeled, and if used in accordance with label specifications, will not cause unreasonable harm to the environment.

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

     The SteriMed Senior has been cleared for marketing in 47 states and the SteriMed Junior in 42 states. The Ster-Cid(R) disinfectant has been registered in 49 states. We are currently seeking to obtain approvals from the remaining states.

     Local and county level authorities generally require that discharge permits be obtained from POTW by all facilities that discharge a substantial amount of liquids or specifically regulated substances to the sewer system. The SteriMed Systems process effluent has been characterized and found to be within the lower range of the general discharge limits set forth by the National Pollutant Discharge Elimination System (NPDES) Permitting Program, which are used to establish POTW discharge limits.

     These approvals allow the SteriMed Systems effluent to be discharged to a municipal sewer and the treated disinfected solid waste to be disposed of in a municipal landfill.

     The process used by the SteriMed Systems, unlike many other waste medical disposal technologies, is not subject to the Clean Air Act Amendments of 1990 because there is no incineration or generation of toxic fumes in the process. It is also not subject to the Hazardous Materials Transportation Authorization Act of 1994 as there is no transportation of hazardous waste involved.

REGULATIONS AND REGULATORY COMPLIANCE FOR ALTERNATIVE MEDICAL WASTE TREATMENT TECHNOLOGIES OUTSIDE OF THE UNITED STATES

     CE Mark compliancy is a requirement for equipment sold in the European Union ("EU"). The SteriMed Systems are CE Mark compliant as well as ISO Certified, 9001:2000 and 14001:1996. In order to meet the specific regulatory requirements of the individual members of the EU, MCM has undertaken further efficacy testing where necessary in order to demonstrate that the SteriMed conforms to all the standards in the specific EU member country. Outside of the EU, we are required to review and meet whatever the specific standards a country may impose. In countries where we have distributors, they are required to obtain the necessary regulatory approvals on our behalf at their expense.

COMPETITION

     RMW has routinely been treated and disposed of by means of incineration. Due to the pollution generated by medical waste incinerators, novel technologies have been developed for the disposal of RMW. Some of the issues confronting these technologies are: energy requirements, space requirements, unpleasant odor, radiation exposure, excessive heat, volume capacity and reduction, steam and vapor containment, and chemical pollution. The use of the SteriMed Systems eliminates concern about these issues: space and energy requirements are minimal, there are no odors, radiation, steam, vapor or heat generated, solid waste volume is reduced by up to 90% and the disinfecting chemical is 94% biodegradable. The following are the various competitive technologies:

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

COMPETITIVE FEATURES OF THE MCM STERIMED SYSTEMS

     Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, we are positioning our products as viable alternatives to the traditional medical waste disposal methods. The SteriMed System seeks to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives. The main competitive advantages of the SteriMed Systems are:

     Safety
     ------
          a)   No need to pack containers with medical waste
          b) Reduces the need to transport infectious waste through facilities with patients
          c)   No need to ship infectious medical waste on public roads
          d) Environmentally sound approach for disinfection - uses biodegradable chemicals; does not release smoke, odor, steam or other emissions to the air; removes the need for incineration
          e) Noise level during cycle is approx. 70.1dB(A), regarded below levels of noise safety concerns by most government regulations

     Labor
     -----
          a) Reduce the exposure to infectious waste by limiting the time an employee handles, stores and packs the waste
          b) No need to administer and track waste that is shipped from the facility
          c)   Ease of use
          d) Employee can continue to perform their regular functions while the SteriMed treatment cycle is operational

     Convenience
     -----------
          a) Easily installed requiring only electricity, water and sewage outlet. No special ventilation or lighting required
          b)   Can fit through regular doorway
          c)   Minimal training required for operators
          d) Due to size, units can be strategically placed in a health care facility near high waste generation sites

     Cost Saving
     -----------
          a)   Low cost of operation
          b)   No transportation costs to incineration site
          c) Our preferred business model is to lease the SteriMed Systems to U.S. facilities generating the infectious clinical waste. This model obviates the need for capital investment by users, and should also reduce previous operating expenses in disposing of medical waste.
          d) Ability to fix costs for a given period of time, avoiding future price increases and surcharges

     Compliant with Federal and States regulations
     ---------------------------------------------
               Enable infectious medical waste generating facilities to replace existing systems while meeting federal, state and local environmental as well as health regulations.

     These features are intended to make the use of the SteriMed Systems a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs because of federal and state regulations or because of pressures to reduce operating costs.

MARKETING STRATEGY

     We have designed and are implementing a marketing program which maximizes the uniqueness and strengths of the SteriMed Systems while enhancing our customers' cash flow and minimizing their financial restraints. Our sales focus is to those sites which best fit the capabilities and requirements of our systems. These include those sites generating approximately 2,000 to 12,000 pounds of RMW per month and are able to provide a room with a minimum of 75 square feet with proper plumbing and electricity for the storage and operation of the machine. Within the United States these facilities include dialysis centers, surgical centers, plasmapheresis centers, blood banks, commercial laboratories (both research and clinical), large physician group practices and specific sites within hospitals

     Many of these facilities are owned by national or international corporations operating many facilities. By focusing our sales efforts to these corporations we will be able to have multiple machine placements within the same organization. This offers many advantages to the customer and to us. Not only will we be able to maximize our selling efforts, we will also be able to compound our warranty and service effectiveness. This strategy should enable us to maximize resources and quickly obtain market penetration. We are presently working with a number of these customers in the implementation of this strategy and in fiscal year 2005, the Company received its first significant order in the US for the SteriMed Junior Systems from a major dialysis company. In addition, in December 2005 the Company received an order for two SteriMed Junior Systems from the United States Department of Defense for use by the U.S. Navy. The units are for laboratory test and evaluation as part of the U.S. Navy's Shipboard Medical Waste Management Program.

     We do not have the depth of marketing or financial capacity that many of our competitors have and thus are reliant upon generating interest in our products by virtue of our technical advantages. This aspect is emphasized in our limited budget allocated for marketing.

     Our business marketing models in the U.S. are either lease or purchase of the SteriMed Systems. The basic lease terms are a single monthly fee which will include the cost of the SteriMed, disposables and service for the life of the lease. Lease terms are usually five years. In the rest of the world, only the purchase option is available. Leasing is not available outside of the US because of the potential difficulty in monitoring and collecting monthly leasing fees. Our distributors, however, are free to sell or lease the SteriMed Systems in their respective markets. Regulatory approvals are required prior to marketing in any country, whether the business is conducted by us or our distributors.

     To maximize and augment our sales efforts in the U.S., we have been actively recruiting distributors. Ideally, we are seeking local, regional and national distributors who will have the right to sell the SteriMed Systems and related products within their prescribed geographical areas or business sectors. In order to gain exclusivity, the distributor must commit to minimum annual purchases. The distributor is obligated to work within the guidelines and regulatory approvals set up and maintained by us.

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

MANUFACTURING

     The Company recognizes that to be successful, we need to manufacture units that are:

     1)   Robust
     2)   Reliable
     3)   Reproducible in their activity

     Presently, we manufacture the SteriMed at our facility in Moshav Moledet, Israel. The SteriMed Junior is currently manufactured by a third party manufacturer in Israel. We continue to seek sub-assembly manufacturers to enable us to reduce the cost of the SteriMed Junior as well as alternative locations in North America for the manufacture of our SteriMed Junior.

     Approximately half of the SteriMed Systems' components are commercially available from third party suppliers. The remaining components are either generic with modification or customized specifically for the SteriMed. We presently have depots for parts and supplies located in Ridgefield, NJ and Moledet, Israel.

MAINTENANCE AND CUSTOMER SERVICE MODEL

     Critical to the successful use of the SteriMed Systems is the proper training of the personnel carrying out the installation, operation and service of the equipment. The Company provides our customers with a warranty covering parts and labor for one year. Thereafter, we offer an extended warranty program. Our technical service staff assists clients in the installation of units and the training of their staff and on-site operators. This training program is strongly geared to safety and maintenance to assure ongoing safe and smooth operation of the unit. After installation and training, operation of the unit is monitored by our technical staff to assure proper performance. Our technical staff is on call to assist in fixing problems or perform repairs. Our goal is to minimize problems through ongoing training and strict adherence to maintenance schedules. Our Customer Service staff is available to help with any questions or issues our customers might have.

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

     SteriMed Systems has an International Class 10 Trademark for Israel, United States, Canada, Japan, Australia, Mexico, Russia, Hungary, Poland, and for Community Trademark ("CTM" - European).

MCM STERIMED - INTERNATIONAL CLASS 10 TRADEMARK:
------------------------------------------------

-------------------------------------------------------------------------------------------
FILE NO.   COUNTRY        APPLICATION NO.   APPLICATION DATE   TRADEMARK NO.   RENEWAL DATE
-------------------------------------------------------------------------------------------
99200      Israel         113,697           7/20/1997             113,697       07/20/2007
-------------------------------------------------------------------------------------------
99207      U.S.A.         75/904,419        01/28/2000           2,724,738      10/20/2013
-------------------------------------------------------------------------------------------
99208      Canada         1035659           11/12/1999          TMA 596,538     12/04/2018
-------------------------------------------------------------------------------------------
99209      CTM(European)  1380146           11/11/1999            1380146       11/11/2009
-------------------------------------------------------------------------------------------
99210      Japan          11-103145         11/12/1999            4462258       03/23/2011
-------------------------------------------------------------------------------------------
99211      Australia      813208            11/09/1999            813208        11/09/2009
-------------------------------------------------------------------------------------------
99212      Mexico         472508            02/23/2001            701862        02/23/2011
-------------------------------------------------------------------------------------------
99214      Russia         99719243          11/18/1999            209618        11/18/2009
-------------------------------------------------------------------------------------------
99216      Hungary        m-9905278         11/10/1999            165158        11/10/2009
-------------------------------------------------------------------------------------------
99218      Poland         Z-209695          11/10/1999            148086        11/10/2009
-------------------------------------------------------------------------------------------

     The Ster-Cid(R) disinfectant has an International Class 5 Trademark for Israel, United States, Canada, Japan, Australia, Mexico, Russia, Hungary, Poland, and CTM.

MCM STER-CID(R) INTERNATIONAL CLASS 5 TRADEMARK:
------------------------------------------------

-------------------------------------------------------------------------------------------
FILE NO.   COUNTRY        APPLICATION NO.   APPLICATION DATE   TRADEMARK NO.   RENEWAL DATE
-------------------------------------------------------------------------------------------
99200      Israel         131893            11/01/1999            131893        11/01/2006
-------------------------------------------------------------------------------------------
99201      U.S.A.         75/904,150        01/29/2000           2,713,884      05/06/2013
-------------------------------------------------------------------------------------------
99202      Canada         1035658           11/12/1999          TMA 596,329     12/03/2018
-------------------------------------------------------------------------------------------
99203      CTM(European)  1380195           11/11/1999            1380195       11/11/2009
-------------------------------------------------------------------------------------------
99204      Japan          11-103144         11/12/1999            4562185       04/19/2007
-------------------------------------------------------------------------------------------
99205      Australia      813207            11/09/1999            813207        11/09/2009
-------------------------------------------------------------------------------------------
99206      Mexico         412940            02/23/2001            656603        02/25/2010
-------------------------------------------------------------------------------------------
99213      Russia         99719294          11/18/1999            200276        11/17/2009
-------------------------------------------------------------------------------------------
99215      Hungary        M-9905279         11/10/1999            164682        11/10/2009
-------------------------------------------------------------------------------------------
99217      Poland         Z-209696          11/10/1999            145760        11/10/2009
-------------------------------------------------------------------------------------------

         The SteriMed has patents in Australia, Japan, United States, Canada, Europe and South Africa. Additionally, there are patent applications pending in the United States (provisional), Australia, Brazil, Mexico, Russia, Canada, China, India, and Patent Corporation Treaty ("PCT").

MCM STERIMED PATENTS:
---------------------

--------------------------------------------------------------------------------------------------
FILE NO.   COUNTRY     APPLICATION NO.   APPLICATION DATE   PATENT NO.   PATENT DATE   VALID UNTIL
--------------------------------------------------------------------------------------------------
9346       Israel      108,311           01/10/1994         108,311      12/23/1999    01/10/2014
--------------------------------------------------------------------------------------------------
9452       Australia   10096/95          01/09/1995         684,323      04/2/1998     01/09/2015
--------------------------------------------------------------------------------------------------
9453       Japan       7-011844          01/23/1995         3058401      04/21/2000    01/27/2015
--------------------------------------------------------------------------------------------------
9454       U.S.A.      08/369,533        01/05/1995         5,620,654    04/15/1997    04/15/2014
--------------------------------------------------------------------------------------------------
9456       Canada      2,139,689         01/06/1995         2,139,689    10/5/1999     01/06/2015
--------------------------------------------------------------------------------------------------
9455       Europe      95630001.6        01/05/1995         EP0662346    03/28/2001    01/05/2015
--------------------------------------------------------------------------------------------------

MCM STERIMED PCT INTERNATIONAL PHASE PATENTS:
---------------------------------------------

--------------------------------------------------------------------------------------------------------
FILE NO.   COUNTRY      APPLICATION NO.    APPLICATION DATE    PATENT NO.      PATENT DATE   VALID UNTIL
--------------------------------------------------------------------------------------------------------
           PCT          PCT/IL02/00093     02/04/2002       WO2002/062479 A1      N/A           N/A
--------------------------------------------------------------------------------------------------------
  2337     Australia    2002230065         02/04/2002           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2338     Brazil       200300398          07/31/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2339     Mexico       PA/a/2003/006946   08/04/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2340     Russia       2003127023         09/04/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2341     So. Africa   2003/5602          07/21/2003          2003/5602       09/23/2003    02/04/2022
--------------------------------------------------------------------------------------------------------
  2342     Canada       2437219            08/01/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2343     China        02806986.2         09/22/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2712     Hong Kong    4106248.3          08/20/2004           Pending*        Pending         N/A
--------------------------------------------------------------------------------------------------------
  2344     India        01389/chenp/03     09/02/2003           Pending*        Pending      02/04/2022
--------------------------------------------------------------------------------------------------------
  2373     USA          09/824,685         04/04/2001           6494391        12/17/2002    04/04/2021
--------------------------------------------------------------------------------------------------------
2313/354   Europe       02711185.5         09/05/2003        P210477PCT/EP      Pending      02/04/2022
---------------------------------------------------------------------------------------------------------

*Applied for as a temporary patent until the PCT takes effect.

     We maintain, in-house, a system that tracks all expiration dates for our trademarks and patents. This internal tracking system alerts us when renewal submissions are required.

EMPLOYEES

     As of December 9, 2005, we employed fifteen full time employees, including three senior managers, of which five employees are located at our facility in Israel.

     None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization. We consider our relations with employees to be good.

     As the level of our activities grow, additional personnel may be required.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease 2,758 square feet of office space in Fort Lee, New Jersey for executive and administrative personnel pursuant to a lease that expires on January 31, 2006, at a base monthly rental of approximately $7,400, plus escalation. We also lease approximately 1,500 square feet of space in Ridgefield, NJ for warehousing and assembly at a monthly cost of $2,040. This lease expires on January 31, 2006. We are currently looking for an alternative location that will allow us to demonstrate the SteriMed Systems to prospective customers.

     In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $865 and the lease expires on March 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Common Stock has traded on the OTC Bulletin Board since June 8, 1999, upon the delisting of the Company's Common Stock from the NASDAQ Small Cap Market. Our trading symbol is CAPS. As of September 30, 2005, the publicly traded warrants had expired and the market terminated upon their expiration.

     The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. These tables give retroactive effect to the Company's 1-for-20 reverse common stock split on April 5, 2005.

          Common Stock                              High        Low
                                                    ----        ---
          2005 (year ended September 30, 2005)

               Fourth Quarter                      $ 2.97     $ 2.30
               Third Quarter                         4.99       2.75
               Second Quarter                        5.40       2.60
               First Quarter                         3.80       2.20




          2004 (year ended September 30, 2004)

               Fourth Quarter                      $ 5.00     $ 2.20
               Third Quarter                         4.40       1.00
               Second Quarter                        5.00       1.00
               First Quarter                         5.00       2.20

     (a) We have not paid any dividends on our shares of Common Stock since inception and do not expect to declare any dividends on our Common Stock in the foreseeable future.

     On September 30, 2005, there were approximately 1,100 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

     (b) Not applicable

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

     Revenues generated for fiscal 2005 were primarily generated by MCM product sales and rental revenues which totaled $740,796 for fiscal year ended 2005 as compared with $835,461 for fiscal year ended 2004. For fiscal year ended September 30, 2005, three customers accounted for approximately 51% of the consolidated total revenue. For the year ended September 30, 2004, two customers, other than those in fiscal year 2005, accounted for approximately 72% of the consolidated total revenue. Product sales and equipment rental income for the fiscal year 2005 moderately decreased as the Company was negatively impacted by the consolidation in the dialysis clinic market by several of the Company's customers which caused them to place their purchasing decisions on hold during the calendar year of 2005.

     Consulting and royalty income from the TDM Business which was sold in 2002 to Seradyn, Inc. totaled approximately $108,000 as compared to $50,000 for fiscal years ended September 30, 2005 and 2004 respectively. The increase of approximately $58,000 was attributable to royalty income earned of approximately $100,000 in fiscal year 2005 (none in fiscal year 2004) under the provisions of a Royalty Agreement between Seradyn, Inc. and the Company. Pursuant to the terms of the sale of the TDM business, the Company received consulting fees of approximately $5,000 in fiscal year 2005 versus $50,000 in fiscal year 2004. The consulting fee agreement expired in October 2004.

     Cost of product sales and equipment rental income aggregated approximately $491,000 as compared to $619,000 during fiscal years ended September 30, 2005 and 2004, respectively. The lower costs of approximately $128,000 were a result of lower revenues and increased efficiencies in purchasing production materials and manufacturing the SteriMed systems.

     Research and development costs amounted to approximately $325,000 versus $284,000 for fiscal years ended September 30, 2005 and 2004 respectively. The increased costs are attributed to research and development activities relating to the Company's production scale-up of components used to upgrade the SteriMed systems.

     Selling, general and administrative expenses totaled $2,730,071 for fiscal year ended 2005 versus $3,020,212 for fiscal year ended 2004. This decrease is a result of a reduction in professional fees of approximately $347,000, primarily due to expenses incurred in defending prior litigations, offset by the additional hiring of two employees.

     Other income totaled $482,200 for fiscal year ended September 30, 2005 as compared to $0 for the year ended September 30, 2004. This income resulted from the favorable settlement of certain outstanding liabilities as well as an insurance settlement of $350,000 for expenses incurred in defending prior litigations which were settled in fiscal year 2005.

     Interest expense, net totaled $323,026 for fiscal year ended September 30, 2005 versus $212,571 for the fiscal year ended September 30, 2004. The principal reason for the increase of interest expense incurred during the fiscal year ended September 30, 2005 related to the write-off of debt issuance costs and debt discount of approximately $125,000 due to the early extinguishment of debt. This debt which was principally converted to equity in 2005 was in connection with the secured convertible notes and bridge financing (approximately $2.2 million) which occurred in the fiscal year ended September 30, 2004.

     The loss from continuing operations totaled $2,538,408 for fiscal year ended 2005 versus $3,249,963 for fiscal year ended 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005 our cash and cash equivalents position approximated $1,257,000 versus $28,000 at September 30, 2004. As further discussed below, on February 15, 2005 we received net proceeds of approximately $4 million from the sale of Series C Preferred Stock and warrants, and approximately $2.1 million of indebtedness was converted into or exchanged for Series C Preferred Stock.

     During the first two quarters of fiscal 2005, the Company was advanced the principal amount of $145,923 through short-term related party loans until additional equity funding was secured. The terms of the loans were identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined below. These funds were utilized for general working capital purposes. These loans were repaid on February 15, 2005 as part of the Preferred Stock Equity Financing arrangement.

     On February 2, 2005 we raised $100,000 through the issuance of an 8% Senior Secured Convertible Promissory Note, due April 3, 2005, subject to repayment in the event of an equity financing in excess of $2 million or conversion by the investors to shares of our common stock at $3.00 per share. This loan was repaid on February 17, 2005 as part of the Preferred Stock Equity Financing arrangement.

     On February 15, 2005, we closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately $435,000. In connection with this financing, we issued 45,000 shares of Series C Mandatory Convertible Preferred Stock ("Series C Preferred Stock") at a stated value of $100 per share, together with Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years, and Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant. Simultaneously, the outstanding short-term secured debt in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, were converted into 21,681 shares of Series C Preferred Stock. Under the terms of the Series C Preferred Stock, upon the 1-for-20 reverse stock split, effective April 5, 2005, the outstanding Series C Preferred Stock was converted into 2,299,345 shares of common stock at a conversion price of $2.90 per share (see Note E of the accompanying Financial Notes).

     Net cash used in operations for fiscal year 2005 amounted to $2,938,040. Net cash provided by investing activities amounted to $29,781. Net cash flows provided by financing activities for Fiscal 2005 amounted to $4,137,834 which primarily resulted from the $4.5 million preferred stock equity financing before financing related fees and expenses.

     The net cash proceeds from the equity financing provided the funds necessary to satisfy specific outstanding obligations and accrued expenses outstanding at the time of the financing and to meet our needs for the business through March 31, 2006, based upon our present business plan. Specifically, the funds are being used to increase our marketing effort both in the US and overseas markets. The availability of this working capital has enabled us to build inventory to fulfill current needs arising from our increased marketing efforts. In addition, as we start to increase our penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business.

     In light of the cash requirement needed to develop the MCM business, the Company is actively seeking funding. The Company will continue its efforts to seek additional funds through funding options, including private and public equity offerings, banking facilities, equipment financing, and government-funded grants. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company's low stock price and current revenue base, and if successful, will be dilutive to existing stockholders. These funds are required to permit the Company to expand its marketing efforts and for the manufacture of its SteriMed System as well as for general working capital requirements. Accordingly, the auditors' report on the 2005 financial statements contains an explanatory paragraph expressing a substantial doubt about the Company's ability to continue as a going concern.

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

     2.   Goodwill and other intangibles

     Goodwill and other intangibles associated with the MCM acquisition will be subject to an annual assessment for impairment by applying a fair-value based test. The valuation will be based upon estimates of the market value of the unit.

     3.   Off-balance sheet arrangements

     The Company has no off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "Special Purposes Entities"

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the Financial Accounting Standards Board ("FASB") ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related

Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishments, if a debt modification increases the intrinsic value of the debt. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-08 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"):
a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe these pronouncements will have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principal. The statements applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

     In December 2004, FASB issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123(R) (revised 2004) "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FASB No. 123(R), SBP awards result in a cost that will be measured at fair value of the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. Public entities that are small business issuers will be required to apply Statement No. 123(R) as of the first annual reporting period that begins after December 15, 2005. Although the adoption of FASB No. 123(R) will have no adverse impact on the Company's balance sheet or total cash flows, it will affect the Company's net income and earning per share. The actual effects of adopting FASB No. 123(R) will depend on numerous factors, including the amount of share-based payments granted in the future, the Company's future stock price volatility, estimated forfeiture rates and employee stock option exercise behavior.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.

     In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market trigger price has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

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

     MANUFACTURING
     -------------

     Presently, we manufacture the SteriMed at our facility in Moshav Moledet, Israel. The SteriMed Junior is currently manufactured by a third party manufacturer in Israel. The Company continues to seek sub-assembly manufacturers to enable us to reduce the cost of the SteriMed Junior as well as alternative locations in North America for the manufacture of our SteriMed Junior. If we fail to effectively manufacture or fail to develop a market for our SteriMed Systems, we will likely be unable to recover the losses we will have incurred in attempting to produce and market these products and technologies and may be unable to make sales or become profitable.

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

     REGULATORY
     ----------

     The medical waste management industry is subject to extensive U.S. EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste. The use of the Ster-Cid(R) disinfectant in the SteriMed Systems is registered with the U.S. EPA under FIFRA, however, the SteriMed Systems are not subject to U.S. EPA registration. Our business requires us to comply with these extensive laws and regulations and also to obtain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where we sell or lease the SteriMed Systems. The SteriMed has been cleared for marketing in 47 states and the SteriMed Junior in 42 states. It is our objective to obtain approvals from the remaining states. The Ster-Cid(R) has been registered in 49 states. Our ability to obtain such approvals in the remaining states and the timing and cost to do so, if successful, cannot be easily determined nor can the receipt of ultimate approval be assumed.

     In markets outside the U.S., our ability to market the SteriMed Systems is governed by the regulations of the specific country. In foreign countries where we market through distributors, we rely on them to obtain the necessary regulatory approvals to permit the SteriMed System to be marketed in that country. We are therefore dependent on the distributor to process these applications where required. In many of these countries we have no direct control or involvement in the approval process, and therefore we cannot estimate when our product will be available in that market.

     We believe that we currently comply in all material respects with all applicable laws, regulations and permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the applicable regulations could require us to obtain new approvals or permits, to change the way in which we operate or to make changes to our SteriMed Systems. We might be unable to obtain the new approvals or permits that we require, and the cost of compliance with new or changed regulations could be significant. In the event we are not in compliance, we can be subject to fines and administrative, civil or criminal sanctions or suspension of our business.

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

     The Company raised gross proceeds of $1.5 million in a placement of convertible secured notes in the third quarter of fiscal 2004 and gross proceeds of $4.5 million in a placement of Series C Preferred Stock and warrants in the second quarter of fiscal 2005. The net proceeds from these placements should fulfill our capital needs through March 31, 2006 based upon our present business plan. We will expect to require additional working capital or other funds in the near future should we need to modify our business plan. These funds are required to support our marketing efforts, obtaining additional regulatory approvals both domestically and overseas as well as for manufacturing purposes. In the event we are unable to achieve any market penetration in the near term, secure regulatory approvals or build inventory available for immediate delivery, our ability to secure additional funding could be severely jeopardized. No assurance can be given that we will be successful in obtaining additional funds, whether publicly or privately or through equity or debt. Any such financing could be highly dilutive to stockholders.

     In the past, we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely effect our financial condition. For the years ended September 30, 2005 and September 30, 2004, we experienced net losses of approximately $2.5 and $3.2 million from continuing operations respectively. Further, the Company has incurred negative cash flows from operations of approximately $2.9 million and $2.8 million for the years ended September 30, 2005 and 2004 respectively. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse effect on our financial condition

     Although the Company's working capital balance increased to $1,705,187 at September 30, 2005 as compared to a deficit of ($2,330,190) as of September 30, 2004, this balance is still lower than the Company's optimal requirements. This low working capital balance while improving may continue to impact the ability of the Company to attract new customers and could have a material adverse effect on our business.

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

ITEM 7.  FINANCIAL STATEMENTS
                                                                           PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                NUMBER
------------------------------------------                                ------

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheet as of September 30, 2005                          F-3

Consolidated Statements of Operations for the years ended
September 30, 2005 and 2004                                                  F-4

Consolidated Statements of Stockholders' (Deficiency) Equity
for the years ended September 30, 2005 and 2004                              F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2005 and 2004                                                  F-6

Notes to Consolidated Financial Statements                           F-7 to F-19


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS & PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of September 30, 2005 have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fourth quarter ended September 30, 2005.

ITEM 8B. OTHER INFORMATION

     None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

     As of December 9, 2005, the directors and executive officers of the Company were:

Name                            Age     Position
----                            ---     --------

George Aaron                    53      Chairman of the Board,
                                        President and Chief Executive Officer

Jonathan Joels                  49      Chief Financial Officer, Treasurer,
                                        Secretary and Director

Elliott Koppel                  61      VP Sales and Marketing

Sol Triebwasser, Ph.D. (1)(2)   84      Director

Jeffrey L. Hymes, M.D. (1)(2)   53      Director

----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation/Option Committee

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

     JEFFREY L. HYMES, M.D. Dr. Hymes has been a Director of the Company since May 2004. In 1998 Dr. Hymes co-founded National Nephrology Associates (NNA), a privately held dialysis company, and until its acquisition by Renal Care Group in April 2004 he had served as NNA's President and Chief Medical Officer. Prior to that time, Dr. Hymes was a co-founder of REN Corporation, a publicly traded dialysis company that was sold to GAMBRO in 1995. Dr. Hymes is currently the President of Nephrology Associates, P.C., Nashville, TN, a 19-physician nephrology practice. Dr. Hymes is a graduate of Yale College and received his MD degree from the Albert Einstein College of Medicine of Yeshiva University.

     SOL TRIEBWASSER, PH.D. Dr. Triebwasser has been a Director of the Company's since 1984. Until his retirement in 1996, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights New York, which he joined after receiving his Ph.D. in physics from Columbia in 1952. He had managed various projects in device research and applications at IBM, where he is currently a Research Staff member emeritus. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

     Mr. Aaron and Mr. Joels are brothers-in-law.

     The Board of Directors met either in person or telephonically 5 times in fiscal 2005. Each of the Directors attended at least 75% of the meetings.

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

COMPENSATION OF DIRECTORS

     Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee thereof. In October 2002, Dr. Triebwasser was granted options under our 2002 Stock Option Plan to purchase 5,000 shares of common stock at a price of $3.00 per share vesting over two years. Additionally, the board approved that effective October 2002, the non-employee director's fee would be $20,000 per annum. In May 2004, the Board resolved that any new non-employee Board members would be entitled to an annual fee of $5,000 and 3,750 options under our 2002 Stock Option plan. Upon his appointment to the Board, Dr. Jeffrey Hymes received the non-employees director fee of $5,000, payable quarterly, and was granted options to purchase 3,750 shares of common stock exercisable at $4.00 per share, vesting one third on the grant date and the balance vesting over a two year period in equal installments.

COMPLIANCE WITH SECTION 16(a)

     Based solely in its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2005, there was compliance with
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2004.

                  ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                  -------------------                   ----------------------
                                                                      Awards            Payouts
                                                                      ------            -------
                                                                           Securities
                                                  Other       Restricted   Underlying
    Name and                                      Annual        Stock       Options      LTIP      All Other
    Principal               Salary     Bonus   Compensation    Award(s)       SARs      Payouts   Compensation
    Position         Year     ($)       ($)        ($)           ($)          (#)         ($)         ($)
--------------------------------------------------------------------------------------------------------------
George Aaron         2005   240,000       -0-        -0-          -0-          -0-        -0-          -0-
President/CEO        2004   240,000       -0-        -0-          -0-          -0-        -0-          -0-
                     2003   240,000   160,000        -0-          -0-          -0-        -0-          -0-
--------------------------------------------------------------------------------------------------------------
Jonathan Joels       2005   176,000       -0-        -0-          -0-          -0-        -0-          -0-
CFO                  2004   176,000       -0-        -0-          -0-          -0-        -0-          -0-
                     2003   176,000   112,000        -0-          -0-          -0-        -0-
--------------------------------------------------------------------------------------------------------------
Elliott Koppel, VP   2005    92,000       -0-        -0-          -0-          -0-        -0-          -0-
Sales & Marketing    2004    92,000       -0-        -0-          -0-          -0-        -0-          -0-
                     2003    92,000    28,000        -0-          -0-          -0-        -0-          -0-
--------------------------------------------------------------------------------------------------------------

     We do not have any written employment agreements with any of our executive officers. Mr. Aaron, Mr. Joels and Mr. Koppel have been paid annual base salaries of $240,000, $176,000, and $92,000 respectively and we lease automobiles for Messrs. Aaron and Joels in amounts not to exceed $1,000 and $750 per month, respectively, and also pays their automobile operating expenses. Mr. Koppel is reimbursed $700 per month for automobile expenses excluding insurance. Messrs. Aaron, Joels and Koppel are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies. In October 2002, Messrs. Aaron, Joels and Koppel were paid performance related bonuses of $160,000, $112,000 and $28,000.

     The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. As of September 30, 2005, under the Company's 401(k) plan there was no matching contribution by the Company.

                                   Individual
                                     Grants

   (a)                 (b)             (c)            (d)          (e)

                                      % of
                    Number of         Total
                   Securities       Options/
   Name            Underlying         SARS         Exercise
                    Options/       Granted to       on Base    Expiration
                      SARs         Employee(s)       Price        Date
                   Granted (#)      in Fiscal       ($/Sh)
                                      Year
--------------------------------------------------------------------------
George Aaron            -0-             -0-           -0-          -0-

Jonathan Joels          -0-             -0-           -0-          -0-

Elliott Koppel          -0-             -0-           -0-          -0-
--------------------------------------------------------------------------

                          FISCAL YEAR END OPTION VALUE

                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                             OPTIONS AT SEPT. 30, 2005       AT SEPT. 30, 2005
NAME                         EXERCISABLE/UNEXERCISABLE        EXERCISABLE ($)
----                         -------------------------        ---------------
George Aaron                         20,000/0                       $-0-

Jonathan Joels                       20,000/0                       $-0-

Elliott Koppel                       20,000/0                       $-0-


STOCK OPTION PLAN

     Due to the pending expiration of both the 1993 Employee Stock Option Plan and 1993 Non-Employee Stock Option Plan, in May 2002 our Board of Directors adopted the 2002 Stock Option Plan ("2002 Plan") which was ratified at our stockholder meeting of June 26, 2002. As of December 28, 2005, the 2002 Plan will consist of 700,000 shares, having been increased from 75,000 shares of Common Stock reserved for issuance pursuant to the exercise of options granted thereunder. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

     During October 2002, we granted a total of 48,050 options to our officers, directors, and employees under the 2002 Plan for an aggregate of 48,050 shares of Common Stock. Of these, 15,000 options each were granted to Messrs. Aaron and Joels, 5,000 to Mr. Koppel and 5,000 to Dr. Triebwasser. All of these options were priced at $3.00 per share, vested one third on the grant date and the balance vests over a two year period in equal installments. During May 2004, 3,750 options priced at $4.00 were granted to Dr. Jeffrey Hymes. These options vested one third on the grant date with the balance vesting over a two year period in equal installments. All of these options expire 10 years after the date of grant and were granted at fair market value or higher at time of grant.

     During 1993, we adopted a employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock. The exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant. Both plans expired May 25, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During Fiscal 2005 members of the Company's Compensation/Option Committee were Sol Triebwasser, Ph.D. and Jeffrey Hymes, M.D., neither is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 9, 2005, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

                                                                            Amount of
                                                      Amount and Nature     Nature and
                                                        of Beneficial       Beneficial
Name of                            Position with      Ownership (1) of    Ownership (1) of    Percentage of
Beneficial Owner*                    Company            Common Stock      Preferred Stock    Securities ***

Special Situations Private     Holder of over five      1,448,274(2)                -             38.8%
Equity Fund, L.P.              percent
153 E. 53rd Street
55th Floor
New York, NY 10022

Special Situations Fund III,   Holder of over five        482,757(3)                -             14.0%
L.P.                           percent
153 E. 53rd Street
55th Floor
New York, NY 10022

General Electric Company       None                        57,989(4)           27,000              1.3%
Medical Services Division
3000 No. Grandview Blvd.
Waukesha WI 53188

Shrikant Mehta                 Holder of over five        245,894(5)                -              7.3%
Combine International          percent
354 Indusco Court
Troy, Michigan 48083

George Aaron                   Chairman of the            260,887(6)                -              7.8%
                               Board;
                               Chief Executive
                               Officer; President




Jonathan Joels                 Director; Chief            255,226(7)                -              7.6%
                               Financial Officer;
                               Vice President;
                               Treasurer;
                               Secretary

Elliott Koppel                 VP Sales & Marketing        25,194(8)                -                **

Sol Triebwasser, Ph.D.         Director                     5,545(9)                -                **

Jeffrey L. Hymes, M.D.         Director                    2,500(10)                -                **

All executive officers and                               549,352(11)                -             16.2%
Directors as a group
(5 persons)

-------------

* Address of all holders except Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Mr. Mehta is c/o Caprius Inc., One Parker Plaza, Fort Lee, NJ 07024
**   Less than one percent (1%)
*** Does not include the Series B Preferred Stock, as it is non-voting except on matters directly related to such series.

(1) Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2005 pursuant to stock options, warrants and convertible securities.

(2) Includes 413,792 shares underlying warrants presently exercisable. Special Situations Private Equity Fund, L.P. disclaims beneficial ownership of the shares and warrants held by Special Situations Fund III L.P.

(3) Includes 137,930 shares underlying warrants presently exercisable. Special Situations Fund III L.P. disclaims beneficial ownership of the shares and warrants held by Special Situations Private Equity Fund, L.P.

(4)  Includes 57,989 shares underlying 27,000 shares of Series B Preferred
     Stock.

(5) Includes 10,000 shares underlying warrants presently exercisable and 25,000 shares underlying options presently exercisable.

(6) Includes (i) 353 shares in retirement accounts, (ii) 9,075 shares underlying warrants presently exercisable, (iii) 5 shares jointly owned with his wife and (iv) 20,000 shares underlying options presently exercisable.

(7) Includes (i) 48,000 shares as trustee for his children, (ii) 8,618 shares underlying warrants presently exercisable, (iii) 875 shares underlying warrants owned by his wife for which he disclaims beneficial ownership,
     (iv) 20,000 shares underlying options presently exercisable and (v) 17,241 shares in a retirement account.

(8) Includes (i) 4,644 shares underlying warrants and (ii) 20,000 shares underlying options presently exercisable.




(9)  Includes 5,475 shares underlying options presently exercisable.


(10) Includes 2,500 shares underlying options presently exercisable and excludes 1,250 shares underlying options which are currently not exercisable.

(11) Includes (i) 22,337 shares underlying warrants and (ii) 67,975 shares underlying options presently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first two quarters of fiscal 2005, the Company was advanced the principal amount of $145,923 through short term loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined above. The lenders also received warrants to purchase 7,295 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels and Koppel who advanced $64,000, $62,357 and $19,566, respectively. As a condition of this financing the holders of the Notes exchanged 50% of the Company's indebtedness for 728 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 were paid the balance of their notes inclusive of interest.

     During the second quarter of fiscal 2004, we authorized a short-term bridge loans for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for working capital. These funds were provided by Mr. Aaron ($150,000), Mr. Joels ($150,000), Mr. Koppel ($65,000), Mr. Joels' brother ($85,000) and others. The loan notes bore interest at a rate of 11% per annum and were secured by a first lien on the royalties due to Opus from Seradyn, in accordance with their Royalty Agreement. For every sixty dollars ($60.00) loaned, the lender received two warrants to purchase one share of our common stock, exercisable at $5.00 per share for a period of five years. The exercise price was in excess of the then market price. Pursuant to the preferred stock placement, these notes were exchanged for 5,000 shares of Series C Preferred Stock, and the security interest was released. Upon the Reverse Split, these shares of Series C Preferred Stock converted into 172,414 shares of our common stock.

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

3.5 Certificate of Designation of Series A Preferred Stock of the Registrant (incorporated by reference to the Registrant's Form 8-K, filed on March 31, 1996).

3.6 Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K, filed September 2, 1997).

3.7 Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Preferred Stock (incorporated by reference to
        Exhibit 3.1 to Registrant's Form 8-K, filed for an event of February 145, 2005 (the "February 2005 Form 8-K")).

3.8 Certificate of Merger, filed on June 28, 1999 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of Form 8-K dated June 28, 1999).

3.9 Certificate of Amendment to Certificate of Incorporation, Filed April 1, 2005 (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K, filed April 5, 2005 (the "April 2005 Form 8-K")

3.10    Amended and Restated By-laws of Registrant (incorporated by reference to
        Exhibit 3.4 to Registrant's Form S-4).

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

4.3 Form of Series B Warrant from the April Private Placement (incorporated by reference to Exhibit 10.3 to Registrant's April 2000 Form 8-K).

4.4 Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to
        Exhibit 10.3 to the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2001).

4.5 Form of 2005 Series A Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.1 to Registrant's February 2005 Form 8-K).

4.6 Form of 2005 Series B Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.2 to Registrant's February 2005 Form 8-K).

4.7 Form of Dealer Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.3 to Registrant's February 2005 Form 8-K).

4.8 Form of Lock-Up Agreement with George Aaron and Jonathan Joels (incorporated by reference to Exhibit 4.4 to Registrant's February 2005 Form 8-K).

5       Opinion of Thelen Reid & Priest LLP (incorporated by reference to
        Exhibit 5 to Registrant's April 15, 2005 Form SB-2(File No.
        333-124096)).

10.1.1 Registration Rights Agreement, dated August 18, 1997, between Registrant and General Electric Company ("GE") (incorporated by reference to
        Exhibit 10.2 to Registrant's Form 8-K, filed September 2, 1997 (the "September 1997 Form 8-K")).

10.1.2 Stockholders Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.3 to Registrant's September 1997 Form 8-K).

10.1.3 Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to Registrant's September 1997 Form 8-K).

10.1.4 License Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.4 to Registrant's September 1997 Form 8-K).

10.2.1 Form of Stock Purchase Agreement regarding the April Private Placement (incorporated by reference to Exhibit 10.1 to Registrant's April 2000 Form 8-K).

10.2.2 Letter Agreement, dated March 27, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.4 to Registrant's April 2000 Form 8-K).

10.2.3 Letter Agreement, dated March 29, 2000, between the Company and certain purchasers (incorporated by reference to Exhibit 10.5 to Registrant's April 2000 Form 8-K).

10.2.4 Form of Option Agreement granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit 10.17 to Registrant's 2000 Form SB-2).

10.3.1 Purchase and Sale Agreement, dated as of October 9, 2002, Among Registrant, Opus and Seradyn, Inc. ("Seradyn") (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2002 (the "October 2002 Form 8-K")).

10.3.2 Royalty Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.2 to Registrant's October 2002 Form 8-K).

10.3.3 Non-compete Agreement, dated as of October 9, 2002, between Opus and (incorporated by reference to Exhibit 10.3 to Registrant's October 2002 Form 8-K).

10.3.4 Consulting Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.4 to Registrant's October 2002 Form 8-K).

10.4.1 Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of December 17, 2002 (the "December 2002 Form 8-K").

10.4.2 Stockholders Agreement, dated December 17, 2002, among M.C.M. Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant's December 2002 Form 8-K).

10.4.3 Form of Unsecured Promissory Notes, issued for the short-term Loan (incorporated by reference to Exhibit 10.13.3 to Registrant's September 2002 Form 10-KSB.)

10.4.4 Form of Subscription Agreement relating to the short-term Loan (incorporated by reference to Exhibit 10.13.4 to Registrant's September 2002 Form 10-KSB).

10.4.5 Form of Common Stock Purchase Warrant relating to the short-term Loan (incorporated by reference to Exhibit 10.13.5 to Registrant's September 2002 Form 10-KSB).

10.5 Form of Common Stock Warrant relating to Line of Credit (incorporated by reference to Exhibit 10.14 to Registrant's September 2002 Form 10-KSB).

10.6.1 Stock Purchase Agreement, among Registrant, Strax Institute Inc. and Eastern Medical Technologies, Inc. dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of October 9, 2003 (the "October 2003 Form 8-K")).

10.6.2 Non-negotiable Promissory Note of Eastern Medical Technologies, Inc. to Registrant, dated September 30, 2003 (incorporated by reference to
        Exhibit 10.2 to Registrant's October 2003 Form 8-K).

10.6.3 Security Agreement among Eastern Medical Technologies, Inc., Strax Institute, Inc., and Registrant, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.3 to Registrant's October 2003 Form 8-K).

10.6.4 Management Services Agreement between Registrant and Strax Institute Inc., dated as of September 30, 2003 (incorporated by reference to Exhibit 10.4 to Registrant's October 2003 Form 8-K).

10.6.5 Settlement Letter among BDC Corp. d/b/a/ BDC Consulting Corp, Registrant and George Aaron, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.5 to Registrant's October 2003 Form 8-K).

10.7.1 Securities Purchase Agreement, among Registrant and investors dated as of April 26, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K for an event of April 27, 2004 (the "April 2004 Form 8-K")).

10.7.2 Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Registrant's April 2004 Form 8-K).

10.7.3 Security and Pledge Agreement by the Registrant in favor of CAP Agent Associates, LLC, dated April 26, 2004 (incorporated by reference to
        Exhibit 10.3 to Registrant's April 2004 Form 8-K).

10.7.4 Registration Rights Agreement, dated April 26, 2004, between Registrant and the purchasers of the Notes, and Sands Brothers International Ltd. ("SBIL") (incorporated by reference to Exhibit 10.4 to Registrant's April 2004 Form 8-K).

10.7.5 Dealer Agreement, dated April 12, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.5 to Registrant's April 2004 Form 8-K).

10.7.6 Common Stock Purchase Warrant Agreement, dated April 26, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.6 to Registrant's April 2004 Form 8-K).

10.8.1 Form of Secured Promissory Note issued for the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.1 Registrant's Form 10-KSB for fiscal year ended September 30, 2003 (the "2003 Form 10-KSB")).

10.8.2 Form of Common Stock Purchase Warrant relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.2 to Registrant's 2003 Form 10-KSB).

10.8.3 Form of Guaranty and Security Agreement relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.3 to Registrant's 2003 Form 10-KSB).

10.9 License and Manufacturing Agreement between M.C.M. Environmental Technologies Inc. and CID Lines, dated November 26, 2002 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registrant's

        September 2004 Form SB-2, filed November 5, 2004 (File No. 333-118869) ("November 2004 Form SB-2/A-1")).

10.10 Distribution Agreement between M.C.M. Environmental Technologies, LTD and Euromedic Group, dated November 1, 2002 (incorporated by reference to Exhibit 10.15 to Registrant's November 2004 Form SB-2/A-1).

10.11 Distribution Agreement between M.C.M. Environmental Technologies, LTD and Lysmed, L.L.C., dated January 12, 2001 (incorporated by reference to
        Exhibit 10.16 to Registrant's November 2004 Form SB-2/A-1).

10.12.1 Purchase Agreement for the sale of 45,000 shares of Series C Mandatory Convertible Preferred Stock and Series A and Series B warrants (incorporated by reference to Exhibit 10.1 to Registrant's February 2005 Form 8-K).

10.12.2 Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and investors (incorporated by reference to Exhibit 10.2 to Registrant's February 2005 Form 8-K).

10.12.3 Amendment and Conversion Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.3 to Registrant's February 2005 Form 8-K).

10.12.4 Exchange Agreement, dated February 15, 2005, by and among the Registrant and certain lenders (incorporated by reference to Exhibit 10.4 to Registrant's February 2005 Form 8-K).

10.12.5 Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.5 to Registrant's February 2005 Form 8-K).

10.13.1 Financial Advisory Agreement, dated January 11, 2005, between the Registrant and Laidlaw & Company (UK) Ltd. (incorporated by reference to
        Exhibit 10.6.1 to Registrant's February 2005 Form 8-K).

10.13.2 Amendment to Financial Advisory Agreement, dated February 9, 2005 (incorporated by reference to Exhibit 10.6.2 to Registrant's February 2005 Form 8-K).

10.14 Settlement Agreement and Policies Release by and among Admiral Insurance Company and Registrant and certain Caprius directors and officers including George Aaron, Jonathan Joels, Shrikant Mehta and Sanjay Mody (incorporated by reference to Exhibit 10.1 to Registrant's June 30, 2005 Form 10-QSB).

14 Letter on change in certifying accountant from BDO Seidman, LLP, addressed to the Securities and Exchange Commission, dated March 19, 2004 (incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed for an event of March 15, 2004).

21*     List of Company's subsidiaries

31.1*   Rule 13a-14(a)/15d-14(a) Certification

31.2*   Rule 13a-14(a)/15d-14(a) Certification

32.1*   Section 1350 - Certification

32.2*   Section 1350 - Certification

----------
* Filed herewith

(b)  Reports on Form 8-K:

          None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                          September 30,
                                       2005          2004
                                       ----          ----
              AUDIT FEES             $ 103,560     $ 116,518
              TAX FEES                     -0-           -0-
              AUDIT RELATED FEES           -0-           -0-
                                     ---------     ---------
              TOTAL FEES             $ 103,560     $ 116,518
                                     =========     =========

     The Audit Fees as stated above represent professional services rendered in regards to the Company's Form10-KSB, Form 10-QSB filings and the SB-2 Registration Statement.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December 2005.

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


   SIGNATURE                             TITLE                       DATE
   ---------                             -----                       ----


/s/ George Aaron               Chairman of the Board,          December 21, 2005
--------------------------     President and CEO
George Aaron


/s/ Jonathan Joels             Director, CFO and Treasurer     December 21, 2005
--------------------------
Jonathan Joels


/s/ Jeffrey L. Hymes           Director                        December 21, 2005
--------------------------
Jeffrey L. Hymes, M.D.


/s/ Sol Triebwasser            Director                        December 21, 2005
--------------------------
Sol Triebwasser, Ph.D.

                         CAPRIUS, INC. AND SUBSIDIARIES

                                    I N D E X


     -----------------------------------------------------------------------
                                                                     PAGE
     -----------------------------------------------------------------------
     Report of Independent Registered Public Accounting Firm          F-2
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Consolidated Balance Sheet as of September 30, 2005              F-3
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Consolidated Statements of Operations for the years ended        F-4
     September 30, 2005 and 2004.
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Consolidated Statements of Stockholders' (Deficiency) Equity     F-5
     for the years ended September 30, 2005 and 2004.
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Consolidated Statements of Cash Flows for the years ended        F-6
     September 30, 2005 and 2004.
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Notes to the Consolidated Financial Statements.               F-7 - F19
     -----------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors of
Caprius, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Caprius, Inc. and Subsidiaries (the "Company") as of September 30, 2005, and the related consolidated statements of operations, stockholders'(deficiency) equity, and cash flows for the year then ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and Subsidiaries as of September 30, 2005, and the consolidated results of their operations and their cash flows for the year then ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Marcum & Kleigman LLP
New York, New York
November 18, 2005

                         CAPRIUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $  1,257,158
   Accounts receivable, net of reserve for bad debts of $ 7,841               127,252
   Inventories, net                                                           668,616
   Other current assets                                                        29,758
                                                                         -------------
      Total current assets                                                  2,082,784
                                                                         -------------

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                             197,924
   Equipment for lease                                                         23,500
   Leasehold improvements                                                      19,536
                                                                         -------------
                                                                              240,960
   Less: accumulated depreciation                                             168,944
                                                                         -------------
      Property and equipment, net                                              72,016
                                                                         -------------

OTHER ASSETS:
   Goodwill                                                                   737,010
   Intangible assets,net                                                      263,917
   Other                                                                       17,410
                                                                         -------------
      Total other assets                                                    1,018,337
                                                                         -------------
TOTAL ASSETS                                                             $  3,173,137
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    209,152
   Accrued expenses                                                            63,663
   Accrued compensation                                                       104,782
                                                                         -------------
      Total current liabilities                                               377,597
                                                                         -------------

COMMITMENTS AND CONTINGENCIES                                                     -

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - Series A, none; Series B, convertible,
      27,000 shares. Liquidation preference $2,700,000                      2,700,000
   Common stock, $.01 par value
      Authorized - 50,000,000 shares, issued 3,322,798 shares
      and outstanding 3,321,673 shares                                         33,228
   Additional paid-in capital                                              74,241,755
   Accumulated deficit                                                    (74,177,193)
   Treasury stock (1,125 common shares, at cost)                               (2,250)
                                                                         -------------
      Total stockholders' equity                                            2,795,540
                                                                         -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  3,173,137
                                                                         =============


The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the years ended
                                                                    ---------------------------------------
                                                                    September 30, 2005   September 30, 2004
                                                                    ------------------   ------------------
REVENUES:
   Product sales                                                       $    727,491         $    766,119
   Equipment rental income                                                   13,305               69,342
   Consulting  & royalty fees                                               108,006               50,000
                                                                       -------------        -------------
      Total revenues                                                        848,802              885,461
                                                                       -------------        -------------

OPERATING EXPENSES:
   Cost of product sales and equipment rental income                        490,827              618,944
   Research and development                                                 325,486              283,697
   Selling, general and administrative                                    2,730,071            3,020,212
                                                                       -------------        -------------
      Total operating expenses                                            3,546,384            3,922,853
                                                                       -------------        -------------

      Operating loss                                                     (2,697,582)          (3,037,392)

   Other income                                                             482,200                  -
   Interest expense, net                                                   (323,026)            (212,571)
                                                                       -------------        -------------

   Loss from continuing operations                                       (2,538,408)          (3,249,963)

   Loss from operations of discontinued Strax Business                          -               (105,806)
                                                                       -------------        -------------

   Net loss                                                            $ (2,538,408)        $ (3,355,769)

   Beneficial Conversion feature - Series C Mandatory
   Convertible Preferred Stock                                         $   (124,528)        $       -
                                                                       -------------        -------------

   Net loss attributable to common stockholders                        $ (2,662,936)        $ (3,355,769)
                                                                       =============        =============

Net loss per basic and diluted common share
   Continuing operations                                               $      (1.16)        $      (3.18)
   Discontinued operations                                                      -                  (0.10)
                                                                       -------------        -------------

   Net loss per basic and diluted common share                         $      (1.16)        $      (3.28)
                                                                       =============        =============

Weighted average number of common shares outstanding,
   basic and diluted                                                      2,288,543            1,022,328
                                                                       =============        ==============


          The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                Series C
                                 Series B Convertible     Mandatory Convertible
                                   Preferred Stock           Preferred Stock          Common Stock
                                 ----------------------------------------------------------------------

                                  Number                   Number                    Number
                                 of Shares     Amount     of Shares     Amount     of Shares    Amount
                                 ----------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003       27,000    $ 2,700,000       -      $       -     1,023,453   $ 10,235

Fair value of warrants issued
in connection with bridge
financing - related parties

Fair value of warrants issued
in connection with secured
convertible notes

Beneficial conversion feature
in connection with secured
convertible notes

Net loss
                                 ----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004       27,000      2,700,000       -      $       -     1,023,453   $ 10,235

Issuance Series C Mandatory                                45,000      4,500,000
Convertible Preferred Stock

Conversion of secured                                      21,681      2,168,100
convertible notes and bridge
financing into Series C
Mandatory Convertible
Preferred Stock

Conversion of Series C                                    (66,681)    (6,668,100)  2,299,345     22,993
Preferred into common stock

NET LOSS
                                 ----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2005       27,000    $ 2,700,000       -      $       -     3,322,798   $ 33,228
                                 ======================================================================


[TABLE CONTINUED]


                                                                  Treasury Stock
                                                                --------------------
                                  Additional                                                Total
                                    Paid-in      Accumulated     Number                  Stockholders'
                                    Capital        Deficit      of Shares    Amount   (Deficiency)Equity
                                 -----------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003      $ 67,775,714   $ (68,283,016)     1,125    $ (2,250)   $  2,200,683

Fair value of  warrants issued         27,400                                                 27,400
in connection with bridge
financing - related parties

Fair value of warrants issued          28,500                                                 28,500
in connection with secured
convertible notes

Beneficial conversion feature         200,000                                                200,000
in connection with secured
convertible notes

Net loss                                           (3,355,769)                            (3,355,769)
                                 -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004      $ 68,031,614   $ (71,638,785)     1,125    $ (2,250)   $   (899,186)

Issuance Series C Mandatory          (434,966)                                             4,065,034
Convertible Preferred Stock

Conversion of secured                                                                      2,168,100
convertible notes and bridge
financing into Series C
Mandatory Convertible
Preferred Stock

Conversion of Series C              6,645,107                                                    -
Preferred into common stock

NET LOSS                                           (2,538,408)                            (2,538,408)
                                 -----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2005      $ 74,241,755   $ (74,177,193)     1,125    $ (2,250)   $  2,795,540
                                 =======================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         CAPRIUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended September 30,
                                                                                 2005              2004
                                                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                  $ (2,538,408)     $ (3,355,769)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Bad debt expense                                                                -              77,381
      Amortization of debt discount                                               165,220            73,617
      Amortization of deferred financing cost                                      89,542            63,958
      Depreciation and amortization                                               310,693           350,181
      Write-off of other receivable                                                   -             101,992
      Interest on secured convertible notes                                        95,300               -
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                 (53,769)            6,177
         Inventories                                                              108,079           109,966
         Other assets                                                             (14,536)          (38,580)
         Accounts payable and accrued expenses                                 (1,100,161)         (231,286)
                                                                            ---------------   ---------------
            Net cash used in operating activities                              (2,938,040)       (2,842,363)
                                                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of Strax business                                            66,000           268,629
   Increase of security deposits                                                   (4,080)
   Acquisition of property and equipment                                          (32,139)          (48,502)
                                                                            ---------------   ---------------
            Net cash provided by investing activities                              29,781           220,127
                                                                            ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related party                            -             500,000
   Proceeds from issuance of secured convertible notes                                -           1,500,000
   Financing fees in connection with secured convertible notes                        -            (125,000)
   Proceeds from short term loan                                                  100,000                 -
   Repayment of short term loan                                                  (100,000)                -
   Proceeds from short term loans - related party                                 145,923                 -
   Repayment of short term loans - related party                                  (73,123)                -
   Net proceeds from issuance of Series C Mandatory Preferred Stock             4,065,034                 -
                                                                            ---------------   ---------------
            Net cash provided by financing activities                           4,137,834         1,875,000
                                                                            ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,229,575          (747,236)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       27,583           774,819
                                                                            ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 1,257,158      $     27,583
                                                                            ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                                     $    49,541      $     25,697
                                                                            ===============   ===============
   Cash paid for income taxes                                                 $   192,672
                                                                            ===============   ===============

NON CASH TRANSACTIONS:
   Issuance of warrants attached with debt issuance                           $       -        $     55,900
                                                                            ===============   ===============
   Beneficial conversion feature in connection with debt issuance             $       -        $    200,000
                                                                            =================================
   Transfer of net book value of certain equipment for leases to inventory    $    66,177      $        -
                                                                            =================================
   Conversion of secured convertible notes and interest into equity           $ 1,595,300      $        -
                                                                            =================================
   Conversion of notes payable - related party into equity                    $   500,000      $        -
                                                                            =================================
   Conversion of short-term loans payable - related party into equity         $    72,800      $        -
                                                                            =================================


            The accompanying notes are an integral part of these consolidated financial statements.


                         CAPRIUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - Business and Basis of Presentation
---------------------------------------------

     Caprius, Inc. and Subsidiaries ("Caprius" or the "Company") was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. ("Opus") and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring ("TDM") Business. After the close of the 2002 fiscal year, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. ("MCM") which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. Until the end of 2003 fiscal year, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida. On September 30, 2003, the Company completed the sale of the Strax Institute ("Strax") to Eastern Medical Technologies. The sale consisted of the business of the Strax Institute comprehensive breast imaging center located in Lauderhill, Florida. During the fiscal year ended September 30, 2005, and September 30, 2004 the Company's operations were in the infectious medical waste disposal business.

     The Company has business operations located in Israel. Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

     During the fiscal year ended September 30, 2005, an agreement was reached between the Company and the 20% minority ownership of an MCM subsidiary which had been dormant since inception. The minority shareholders shall be repaid their initial investment, by the use of a credit towards the site installation expense of SteriMed units that they are purchasing for their dialysis centers. This subsidiary was dissolved on February 9, 2005.

     This annual report gives retroactive effect to the Company's 1 for 20 reverse common stock split of April 5, 2005.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available cash and cash equivalents of $1,257,158 at September 30, 2005. The Company intends to utilize these funds for working capital purposes to continue developing the business of MCM. Based upon the Company's present business plan, management anticipates that the Company should have sufficient cash reserves through March 31, 2006. In order to fund the cash requirements of the Company beyond such date, the Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.


(NOTE B) - Summary of Significant Accounting Policies
-----------------------------------------------------

     [1] Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     [2] Revenue Recognition

     Revenues from the MCM medical waste business are recognized when SteriMed units are either sold or rented to customers. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

     [3] Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     [4] Accounts Receivable and Allowance for Doubtful Accounts:

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

     [5] Product Warranties

     The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and labor for one year, thereafter extended warranties are available. These charges were deemed to be immaterial in each of the years ended September 30, 2005 and 2004.

     [6] Shipping and Handling Costs

     The Company includes shipping and handling costs in the statement of operations as part of cost of sales. These costs were deemed immaterial for the years ended September 30, 2005 and 2004.

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

     [10] Goodwill and Other Intangibles

     At September 30, 2005, goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business. SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually tested for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. The Company assesses whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     [11] Net Loss Per Share

     Net loss per share is computed in accordance with Statement of Financial Standards No. 128, "Earning Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

     Basic net loss per common share was computed using the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. For the year ended September 30, 2005, potential common shares amount to 1,020,660 shares, as compared to 909,311 for the year ended September 30, 2004 and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

     [14] Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of those instruments.

     [15] Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

     [16] Foreign Currency

     The Company follows the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of the Company's foreign subsidiary is the U.S. dollar. All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for certain assets, which are measured at historical rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Exchange gains and losses included in the accompanying consolidated statements of operations are deemed immaterial for the years ended September 30, 2005 and 2004.

     [17] Research and Development Costs

     All research and development costs are charged to operations as incurred. Research and development expenditures were approximately $325,000 and $284,000 for fiscal 2005 and 2004, respectively.

     [18] Recent Accounting Pronouncements

     In September 2005, the Financial Accounting Standards Board ("FASB") ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishments, if a debt modification increases the intrinsic value of the debt. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-08 (" Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"):
a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe these pronouncements will have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principal. The statements applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123(R) (revised 2004) "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FASB No. 123(R), SBP awards result in a cost that will be measured at fair value of the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. Public entities that are small business issuers will be required to apply Statements 123(R) as of the first annual reporting period that begins after December 15, 2005. Although the adoption of FASB No. 123 (R) will have no adverse impact on the Company's balance sheet or total cash flows, it will affect the Company's net income and earning per share. The actual effects of adopting FASB No. 123 (R) will depend on numerous factors, including the amount of share-based payments granted in the future, the Company's future stock price volatility, estimated forfeiture rates and employee stock option exercise behavior.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.


     In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market trigger price has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

     [19] Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company records its stock-based compensation under the Accounting Principles Board (APB) No. 25 and elected the disclosure-only alternative under SFAS No.
148. The Company has computed the pro forma disclosures under SFAS No. 148 for options and warrants granted using the Black-Scholes option pricing model for the years ended September 30, 2005 and 2004. The assumptions used during the years ended September 30, 2005 and 2004 were as follows:


------------------------------------------------- -------------------------------
                                                          SEPTEMBER 30,
------------------------------------------------- ---------------- --------------
                                                       2005              2004
------------------------------------------------- ---------------- --------------
Risk free interest rate                               4.00- 5.00%     4.00 -5.00%
------------------------------------------------- ---------------- --------------
Expected dividend yield                                        --              --
------------------------------------------------- ---------------- --------------
Expected lives                                           10 years        10 years
------------------------------------------------- ---------------- --------------
Expected volatility                                       29- 80%        29 - 80%
------------------------------------------------- ---------------- --------------
Weighted average value of grants per share                  $3.32           $1.80
------------------------------------------------- ---------------- --------------
Weighted average remaining contractual life of               6.35             7.3
options outstanding (years)
------------------------------------------------- ---------------- --------------

The pro forma effect of applying FAS No. 148 is as follows:

------------------------------------------------- --------------------------------
                                                        FOR THE YEARS ENDED
------------------------------------------------- --------------------------------
                                                            SEPTEMBER 30,
------------------------------------------------- --------------------------------
                                                       2005             2004
------------------------------------------------- ---------------- ---------------
Net loss attributable to common stockholders as      $(2,662,936)    $(3,355,769)
reported
------------------------------------------------- ---------------- ---------------
Add:  Stock based employee compensation
expense, included in reported loss.                            --              --
------------------------------------------------- ---------------- ---------------
Less: Stock-based employee compensation as
determined under fair value based method for
all awards.                                               (2,991)        (56,371)
------------------------------------------------- ---------------- ---------------




Pro forma net loss                                   $(2,665,927)    $(3,412,140)
------------------------------------------------- ================ ===============
Net Loss per share:
------------------------------------------------- ---------------- ---------------
Basic and diluted loss attributable to common            $ (1.16)        $ (3.28)
stockholders - as reported
------------------------------------------------- ---------------- ---------------
Basic and diluted loss attributable to common            $ (1.17)        $ (3.33)
stockholders - pro forma
------------------------------------------------- ---------------- ---------------

     [20] Concentration of Credit Risk and Significant Customers

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

     Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management's expectations. The Company purchases a substantial amount of its inventory products from one principal supplier. If in the future the supplier were to cease to supply these inventory products, management believes there are alternative vendors available to meet its needs. For the year ended September 30, 2005, three customers accounted for $231,000, $108,000 and $91,000 of the consolidated total revenue, which represented approximately 51% of the total revenue. For the year ended September 30, 2004, two customers, other than those in Fiscal 2005, accounted for approximately 72% of the consolidated total revenue.

     The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2005, the Company has cash balances on deposit in two accounts with a financial institution in excess of the Federally insured limits by a combined total of $437,235.

     [21] Intangible Assets

     Intangible assets consist of technology, customer relationships and permits, and are amortized on a straight-line basis over their estimated useful lives of three to five years. The carrying value of intangible assets will be reviewed annually by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than carrying value. Total amortization expense related to the other intangible assets was approximately $281,000 for each of the years ended September 30, 2005 and 2004. Intangible assets are summarized as follows:

------------------------------ ----------------- ------------------- ------------------
                                                    ACCUMULATED        SEPT 30,2005
         ASSET TYPE                  COST           AMORTIZATION      NET BOOK VALUE
------------------------------ ----------------- ------------------- ------------------
Technology                           $550,000         $504,166            $45,834
------------------------------ ----------------- ------------------- ------------------
Permits                               290,000          161,917            128,083
------------------------------ ----------------- ------------------- ------------------
Customer Relationships                200,000          110,000             90,000
------------------------------ ----------------- ------------------- ------------------
                                   $1,040,000         $776,084           $263,917
                               ================= =================== ==================

Expected amortization over the next three years is as follows:

          FISCAL PERIOD           AMORTIZATION

               2006                  $143,834
               2007                    98,000
               2008                    22,083
                                    ----------
                                     $263,917
                                    ==========

(NOTE C) -Inventories
---------------------

     Inventories consist of the following, net of reserve of approximately $12,000 as of September 30, 2005:

          Raw materials                     $314,850
          Finished goods                     353,766
                                            --------
                                            $668,616
                                            ========

(NOTE D) - Notes Payable
------------------------

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

     During the third quarter of fiscal 2004, the Company raised an aggregate of $1.5 million through the issuance of 8% Senior Secured Convertible Promissory Notes ("the Notes"), prior to underwriting fees and expenses. The Company granted a security interest in substantially all of the assets of the Company. The Notes were to mature in one year and convert into shares of common stock at the election of the investor at any time using a conversion price of $4.00 per share, subject to reduction if certain conditions were not met as of September 30, 2004. The conditions were not met and the conversion price was reduced to $3.00 per share. The beneficial conversion feature of the Notes, amounted to $200,000 and as such the amount was recorded as a debt discount and a corresponding increase to paid-in capital. This amount was being amortized over the life of the loan (which was accelerated to February 15, 2005). Amortization for the year ended September 30, 2005 amounted to $150,000, and such amount is included in interest expense, net in the statement of operations. The financing was arranged through Sands Brothers International Ltd. ("Sands") which has been retained by the Company to act as selected dealer for the sale and issuance of the Notes. Based upon the funds raised, Sands received a six percent fee and an expense allowance of one percent of the gross proceeds and warrants were valued at $28,500 using the Black Scholes Model to purchase 71,250 shares of the Company's common stock at an exercise price of $5.60 per share for a period of five years. The total fees for the offering were $125,000. The debt issuance costs were being amortized over the term of the loan(which was accelerated to February 15, 2005). Amortization for the year ended September 30, 2005 amounted to $89,542, and such amount is included in interest expense, net in the statement of operations. On February 15, 2205 the Company closed on a $4.5 million preferred stock equity financing (see Note E). As a condition of this financing, the holders of the Notes amended and converted their Notes together with accrued interest, into an aggregate of 15,953 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

Notes Payable - Related Party

     During the first two quarters of fiscal 2005, the Company was advanced the principal amount of $145,923 through short term loans until additional equity funding was secured. The terms of the loans are identical to the terms of the $100,000 8% Senior Secured Convertible Promissory Note outlined above. The lenders also received warrants to purchase 7,295 shares of the Company's common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels and Koppel who advanced $64,000, $62,357 and $19,566, respectively. As a condition of this financing the holders of the Notes exchanged 50% of the Company's indebtedness for 728 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 were paid the balance of their notes inclusive of interest.

     During the second quarter of fiscal 2004, the Company authorized a short-term bridge loan for an aggregate of $500,000 through the issuance of loan notes due on July 31, 2005. The funds were utilized primarily for general working capital. The majority of the funds were provided by management of the Company. The loan notes bear interest at a rate of 11% per annum and were secured by a first lien on any royalties received by Opus Diagnostics Inc. from Seradyn, Inc. in accordance with their Royalty Agreement. For every sixty dollars ($60.00) loaned, the lender received two warrants to purchase one share of Common Stock, exercisable at $5.00 per share for a period of five years. The warrants were valued at $27,400 using the Black Scholes Model and such amount was recorded as a debt discount and a corresponding increase to paid in-capital. The discount was being amortized over the life of the loan(which was accelerated to February 15, 2005). For the year ended September 30, 2005, the Company recorded an additional interest expense related to this discount of approximately $15,200, and that amount is included in interest expense, net in the statement of operations. On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing ( see Note E). As a condition of this financing, the holders of the Notes converted their notes into an aggregate of 5,000 shares of Series C Mandatory Convertible Preferred Stock and the security interest was terminated.

(NOTE E) - Equity Financing
---------------------------

     On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $435,000. As part of this financing transaction, the Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock ("Series C Stock") at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant agreement. The conversion of the Series C Stock was subject to the effectiveness of a 1:20 reverse split of the Company's common stock. The Company determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $125,000 based upon the relative fair values of the preferred stock and warrants. The Company calculated the fair value of the warrants using the Black Scholes valuation method. Upon conversion of the Series C stock to common shares on April 5, 2005 the Company recorded a deemed preferred stock dividend of approximately $125,000; which represents the beneficial conversion feature of the Series C Stock (see Note F).

     Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock ("the Reverse Split"). Upon the effectiveness of the Reverse Split ("the Mandatory Conversion Date"), the new equity investors and the debt holders who converted their debt agreed to automatically convert their Series C Stock into common shares at a conversion price of $2.90 per share and/or 2,299,345 shares of the Company's common stock (post reverse split), subject to adjustment in certain circumstances, (see Note F). The Company also agreed to increase the number of independent directors by one additional director.

(NOTE F) - Reverse Split
------------------------

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

 (NOTE G) - Employee Benefits
 ----------------------------

     The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one. For the years ended September 30, 2005 and 2004 the Company has not adopted a matching option to the plan.

(NOTE H) - Income Taxes
-----------------------

     At September 30, 2005 the Company had a deferred tax asset totaling approximately $13,670,000 due primarily to net operating loss carryovers in the United States. A valuation allowance was recorded in 2005 for the full amount of this asset due to uncertainty as to the realization of the benefit. The change in the valuation allowance in 2005 increased by approximately $570,000.

     The Company does not file its tax return on a consolidated basis, United States tax rules prohibit the consolidation of its foreign subsidiary. The Company's Israeli subsidiary had carried forward net operating losses for tax purposes in the amount of approximately $7,400,000. The Company recorded a full valuation allowance for these carryforward losses.

     At September 30, 2005 the Company had available net operating loss carryforwards for United States tax purposes, expiring through 2024 of approximately $40.0 million. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for further use if significant changes in ownership interest of the Company occurs. Due to the significance of the Company's historical losses it has not undertaken an evaluation to determine whether the Company has triggered any limitations on the use of the net operating loss carryforwards.

     As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2005 and 2004. The provision for income taxes using the statutory Federal tax rate as compared to the Company's effective tax rate is summarized as follows:

                                                September 30,
                                                2005    2004
                                                ----    ----
Tax benefit at statutory rate                  (34.0%) (34.0%)

Adjustments for change in valuation allowance   34.0%   34.0%
                                                -----   -----
                                                   -       -
                                                =====   =====

(NOTE I) - Commitments and Contingencies
----------------------------------------

     [1] Operating leases

     The Company leases facilities under non-cancelable operating leases expiring at various dates through fiscal 2006. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all facility leases totaled approximately $126,175 and $122,843 for the years ended September 30, 2005 and 2004, respectively, and was recorded as part of selling, general and administrative expenses within the statement of operations.

     Future minimum rental commitments under operating leases are as follows:

                  Fiscal Year               Amount
                  -----------              --------
                     2006                  $ 43,100
                                           ========

     On April 18, 2005 the Company entered into an agreement, commencing May 1, 2005 for certain services related to investor relations and financial media program for a one year period. The agreement is renewable unless terminated by either party. According to the agreement, the Company agreed to pay fees of $96,000 per annum in equal monthly installments of $8,000. Investor relations and financial media expense totaled approximately $45,000 and $ 13,000 for the years ended September 30, 2005 and 2004 respectively, and were recorded as part of selling, general and administrative expenses within the statement of operations.

     2] Legal proceedings

     In June 2002, Jack Nelson, a former Caprius executive officer and director, commenced two legal proceedings against the Company, George Aaron and Jonathan Joels, executive officers, directors and principal stockholders. The two complaints alleged that the individual defendants made misrepresentations to the plaintiff upon their acquisition of a controlling interest in the Company in 1999 and thereafter made other alleged misrepresentations and engaged in mismanagement and other misconduct and took other actions as to the plaintiff to the supposed detriment of the plaintiff and Caprius. One action was brought in Superior Court of New Jersey, Bergen County ("State Court Action"), and the other was brought as a derivative action in Federal District Court in New Jersey ("Federal Derivative Action"). In September 2003, the Company resolved the State Court Action by making an Offer of Judgment which was accepted by the plaintiff. Under the terms of the Offer of Judgment, which was made without any admission or finding of liability on part of the defendants, the Company paid $125,000 to the plaintiff and the action was discontinued.

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

     In July 2005, the Company entered into a Settlement Agreement and Polices Release with the carrier of the Company's Directors and Company Reimbursement Polices and received a payment of $350,000 under such Policies as a settlement of the Company's claim for expenses incurred in the litigations described above. The settlement fee received in July 2005 from the insurance company has been recorded as part of other income in the statement of operations. At that time, the independent directors determined that the Company will not seek contribution from Messrs. Aaron and Joels for any portion of our net costs in defending those litigations. The Company did not advance any amounts to such individuals in connection with the litigations.

(NOTE J) - Capital Transactions
-------------------------------

     [1] Preferred Stock - Class B

     On August 18, 1997, the Company entered into various agreements with General Electric Company ("GE") including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $2,700,000.

     The Series B Preferred Stock consists of 27,000 shares, ranks senior to any other shares of preferred stock which may be created and the Common Stock. It has a liquidation value of $100.00 per share, plus accrued and unpaid dividends, is non-voting except if the Company proposes an amendment to its Certificate of Incorporation which would adversely affect the rights of the holders of the Series B Preferred Stock, and is convertible into 57,989 shares of Common Stock, subject to customary anti-dilution provisions. No fixed dividends are payable on the Series B Preferred Stock, except that if a dividend is paid on the Common Stock, dividends are paid on the shares of Series B Preferred Stock as if they were converted into shares of Common Stock.

     [2] Stock options

     During 2002, the Company adopted a stock option plan for both employees and non-employee directors. The employee and non-employee Directors stock option plan provides for the granting of options to purchase not more than 75,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any options will be determined by the option committee. The plan expires May 15, 2012. During October 2002, the Company granted a total of 48,050 options to officers, directors, and employees under the 2002 plan. During May 2004, 3,750 options priced at $4.00 were granted to a director of the Company. These options vested one third on the grant date with the balance vesting over a two year period in equal installments. All of these options expire 10 years after the date of grant and were granted at fair market value or higher at the time of grant. All options are exercisable at $3.00 per share vesting one third immediately and the balance equally over a two year period. As of September 30, 2005, there were 51,800 options outstanding under the 2002 plan, exercisable at prices from $3.00 to $4.00 per share.

     During 1993, the Company adopted a employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors' stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock. In accordance with the Plan, the exercise price for shares granted under the Directors' plan cannot be less than the fair market value of the stock on the date of the grant.

     Stock option transactions under the 2002 plan are as follows:

                                                                           Weighted Average
                                         Number of        Option Price     Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2003               48,050             $3.00              $3.00

Granted in 2004                           3,750              $4.00              $4.00
                                          -----              -----              -----
Balance, September 30, 2004               51,800          $3.00 - $4.00         $3.07

Granted in 2005                             0                   -                 -
                                          ---------------------------------------------
Balance, September 30, 2005               51,800          $3.00 - $4.00         $3.07
===========================               ======          =============         =====


     Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal year 2004 and 2005 are as follows:

                                                                           Weighted Average
                                         Number of        Option Price     Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2003               102,628         $2.00-$402.00         $10.40

Cancelled in 2004                        (50,064)         $15.00-316.00         $18.00
                                         --------         -------------         ------
Balance, September 30, 2004               52,654          $2.00-$402.00         $3.40

Cancelled in 2005                          (64)             $402.00            $402.00
                                           ----             -------            -------
Balance, September 30, 2005               52,500          $2.00 - $3.00         $2.95
===========================               ======          =============         =====


     Stock option transactions under the 1993 plan:

                                                                           Weighted Average
                                         Number of        Option Price     Exercise Price
                                          Shares           Per Share          Per Share
                                          ------           ---------          ---------
Balance, September 30, 2003               36,475         $3.00 -$100.00         $4.80

Cancelled in 2004                          (125)         $58.60 -$100.00        $83.40
                                           -----         ---------------        ------
Balance, September 30, 2004               36,350         $3.00 -$100.00         $4.60

Cancelled in 2005                         (1,375)        $3.00 -$100.00         $10.32
                                          -------        --------------         ------
Balance, September 30, 2005               34,975         $3.00 -$100.00         $4.27
===========================               ======         ==============         =====


     The following table summarizes information about stock options outstanding at September 30, 2005:

                                           Outstanding Options
                          ---------------------------------------------------
                                               Weighted-
                               Number           Average        Weighted-
       Range of            Outstanding at      Remaining        Average
       Exercise             September 30,     Contractual       Exercise
        Prices                  2005         Life (years)        Price
  ---------------------------------------------------------------------------
    $2.00 - $5.00             138,800            6.37              3.12
        58.60                     400             .85             58.60
       100.00                      75             .70            100.00
  ---------------------------------------------------------------------------
   $2.00 - $100.00            139,275            6.35              3.32
  ===========================================================================


                                           Exercisable Options
                          ---------------------------------------------------
                                               Weighted-
                               Number           Average        Weighted-
       Range of            Outstanding at      Remaining        Average
       Exercise             September 30,     Contractual       Exercise
        Prices                  2005         Life (years)        Price
  ---------------------------------------------------------------------------
    $2.00 - $5.00             137,550            6.35              3.11
        58.60                     400             .85             58.60
       100.00                      75             .70            100.00
  ---------------------------------------------------------------------------
   $2.00 - $100.00            138,025            6.33              3.32
  ===========================================================================

                                               Range of          Weighted
Total Stock options vested                     Exercise      Average Exercise
and exercisable at             Number of       Price Per          Price
September 30, 2005               Share         Per Share
-----------------------------------------------------------------------------
Plan shares                      85,525      $3.00-$100.00        $3.54
Non-plan shares                  52,500      $2.00- $3.00         $2.95
                                 ------      -------------        -----
                                138,025      $2.00-$100.00        $3.32
                                =======      =============        -----


(NOTE K) - Acquisition of majority interest in MCM Environmental Technologies,
------------------------------------------------------------------------------
Inc.
----

     In December 2002, the Company closed the acquisition of its initial investment of 57.53% of the capital stock of MCM Environmental Technologies Inc ("MCM") for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, the Company designees were elected to three of the five seats on MCM's Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company's ownership interest increased by 5% in the fiscal year 2004 and by an additional 5% in the fiscal year 2005. Furthermore, the Company's equity ownership increased with the conversion of various loans made to MCM and cash calls made by MCM during fiscal 2005. As of September 30, 2005, the Company's interest in MCM increased to 96.66%.


(NOTE L) - Sale of Strax
------------------------

     Effective September 30, 2003, the Company sold its comprehensive breast imaging business, to Eastern Medical Technologies, Inc., a Delaware corporation ("EMT"), pursuant to a Stock Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") among the Company, EMT and the other parties thereto. The purchase price was $412,000. In addition, the Company was required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement. During the first quarter of fiscal year 2005, the parties agreed to settle the net outstanding balance in a lump sum payment of $66,000 which was paid in two equal installments in December 2004 and January 2005. The sale of the Strax business has been reflected as discontinued operations in the accompanying consolidated financial statements.


(NOTE M) -Geographic Information
--------------------------------

     The Company does not have reportable operating Segments as defined in the Statements of Financial Accounting No.131 "Disclosures about Segments of an Enterprise and related information" The method for attributing revenues to individual customers is based as to the destination to which finished goods are shipped.

     The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2005 and 2004.


FOR THE YEARS ENDED SEPTEMBER 30,                         2005          2004
                                                          ----          ----
Net Revenues:
     Israel                                             $398,215      $766,119
     United States                                       450,587       119,342
                                                     -----------   -----------
Revenues as reported in the accompanying financial      $848,802      $885,461
statements                                           ===========   ===========

Loss from continuing operations:
     Israel                                            $(322,161)    $(414,890)
     United States                                    (2,216,247)   (2,835,073)
                                                     ------------  ------------
Loss from continuing operations as reported in the   $(2,538,408)  $(3,249,963)
accompanying financial statements                    ============  ============

                                                          September 30, 2005
Identifiable Assets:
     Israel                                                  $  471,865
     United States                                            2,701,272
                                                             ----------
Total Assets as reported in the accompanying                 $3,173,137
financial statements                                         ==========
