Form 10QSB
period 2005-12-31
CAPRIUS INC
filed 2006-02-14
CIK 722567

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]  Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission File Number: 0-11914

CAPRIUS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2457487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One University Plaza, Suite 400, Hackensack, NJ 07601
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (201) 342-0900

One Parker Plaza, Fort Lee, New Jersey 07024

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

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 10, 2006
Common Stock. Par value $0.01	3,321,673 shares

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$620,934
Accounts receivable, net of reserve for bad debts of $11,410	163,320
Inventories, net	699,285
Other current assets	7,440
Total current assets	1,490,979

Property and Equipment:
Office furniture and equipment	199,494
Equipment for lease	23,500
Leasehold improvements	20,970
243,964
Less: accumulated depreciation	176,191
Property and equipment, net	67,773

Other Assets:
Goodwill	737,010
Intangible assets, net of accumulated amortization of $846,417	193,583
Other	17,410
Total other assets	948,003

Total Assets	$2,506,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$216,612
Accrued expenses	61,774
Accrued compensation	126,267
Total current liabilities	404,653

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,322,798 shares and
outstanding 3,321,673 shares	33,228
Additional paid-in capital	74,241,755
Accumulated deficit	(74,870,631)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	2,102,102
Total Liabilities and Stockholders' Equity	$2,506,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004

Revenues:
Product sales	$217,282	$236,908
Equipment rental income	-	5,326
Consulting and royalty fees	23,606	20,425
Total revenues	240,888	262,659

Operating Expenses:
Cost of product sales and equipment rental income	168,662	161,794
Research and development	81,839	76,580
Selling, general and administrative	687,554	672,278
Total operating expenses	938,055	910,652

Operating loss	(697,167)	(647,993)

Interest income (expense), net	3,729	(149,079)

Net loss	$(693,438)	$(797,072)

Net loss per basic and diluted common share	$(0.21)	$(0.78)

Weighted average number of common shares outstanding,
basic and diluted	3,321,673	1,022,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible
	Preferred Stock		Common Stock				Treasury Stock
					Additional				Total
	Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity

Balance, September 30, 2005	27,000	$2,700,000	3,322,798	$33,228	$74,241,755	$(74,177,193)	1,125	$(2,250)	$2,795,540

Net loss						(693,438)			(693,438)

Balance, December 31, 2005	27,000	$2,700,000	3,322,798	$33,228	$74,241,755	$(74,870,631)	1,125	$(2,250)	$2,102,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Dec 31,
	2005	2004
Cash Flows from Operating Activities:

Net loss	$(693,438)	$(797,072)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	54,567
Amortization of deferred financing costs	-	38,375
Depreciation and amortization	77,581	81,422
Changes in operating assets and liabilities:
Accounts receivable, net	(36,068)	15,654
Inventories, net	(30,669)	22,011
Other assets	22,318	8,999
Accounts payable and accrued expenses	27,056	397,250
Net cash used in operating activities	(633,220)	(178,794)

Cash Flows from Investing Activities:

Proceeds from sale of Strax business	-	33,000
Acquisition of property and equipment	(3,004)	(1,436)
Net cash (used in) provided by investing activities	(3,004)	31,564

Cash Flows from Financing Activities:

Proceeds from short term loans - related party	-	138,793

Net cash provided by financing activities	-	138,793

Net decrease in cash and cash equivalents	(636,224)	(8,437)

Cash and cash equivalents, beginning of period	1,257,158	27,583

Cash and cash equivalents, end of period	$620,934	$19,146

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$3,110	$-

Non Cash-Flow Item:

Transfer of net book value of certain equipment for leases to inventory	$-	$66,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations for the three months ended December 31, 2005 and 2004, the condensed consolidated statement of stockholders’ equity for the three month period ended December 31, 2005 and the condensed consolidated statements of cash flows for the three months ended December 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company’s 1 for 20 reverse common stock split on April 5, 2005.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available cash and cash equivalents of $620,934 at December 31, 2005. The Company intends to utilize these funds for working capital purposes to continue developing the business of MCM. Based upon the Company’s present business plan, management anticipates that the Company should have sufficient cash resources through June 30, 2006. In order to fund the cash requirements of the Company beyond such date, the Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.

NOTE 2 - THE COMPANY

Caprius, Inc. (“Caprius”, the “Company”) is engaged in the infectious medical waste disposal business. In the first quarter of Fiscal 2003, we acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The SteriMed Systems are sold and leased in both the domestic and international markets.

In December 2002, we closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, our designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to our Letter of Intent with MCM, we had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, our ownership interest increased by 5% in the fiscal year 2004 and by an additional 5% in the fiscal year 2005. Furthermore, our equity ownership increased with the conversion of various loans made to MCM and cash calls made by MCM during Fiscal 2005. As of December 31, 2005, our interest in MCM is 96.66%.

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

Caprius, Inc. was founded in 1983 and through June 1999 essentially operated in the business of developing specialized medical imaging systems, as well as operating the Strax Institute, a comprehensive breast imaging center. In June 1999, the Company acquired Opus and began manufacturing and selling medical diagnostic assays constituting the TDM Business. In October 2002, we sold the TDM business to Seradyn, Inc. The Strax Institute was sold in September 2003.

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

At December 31, 2005, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three month period ended December 31, 2005.

If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

	Three months ended December 31,
	2005	2004
Net loss attributable to
common stockholders as reported	$(693,438)	$(797,072)

Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects	(610)	(818)

Pro forma net loss attributable to	$(694,048)	$(797,890)
common stockholders

Basic and diluted loss attributable
to common stockholders

As reported	$(0.21)	$(0.78)
Pro forma	$(0.21)	$(0.78)

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended December 31, 2005 and 2004, potential common shares amounted to 968,110 and 895,000 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

Revenue Recognition

The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

NOTE 4 - INVENTORIES

Inventories consist of the following, net of reserve of approximately $12,000 at December 31, 2005

Raw materials	$396,528
Finished goods	302,757
$699,285

NOTE 5 - REVERSE SPLIT

On April 5, 2005, the Company effected a 1 for 20 Reverse Split. On such date, the Company’s 66,681 outstanding shares of Series C Stock automatically converted into 2,299,345 shares of the Company’s common stock. As a result of the Reverse Split on April 5, 2005, the Company had outstanding 3,321,673 shares of common stock. The reverse split did not change the number of authorized shares of common and preferred stock. All share and per share information in the accompanying financial statements have been restated to reflect the 1 for 20 reverse stock split.

NOTE 6 - ECONOMIC DEPENDENCY

For the three months ended December 31, 2005, revenue from four customers was approximately $57,000, $46,000, $40,000 and $25,000 which represented approximately 70% of the total revenue. At December 31, 2005 accounts receivable from these customers were approximately $0, $33,750, $40,000 and $25,000 respectively.

For the three months ended December 31, 2004, revenue from three customers was approximately $91,000, $42,000 and $41,000. In addition, revenue from a fourth customer generated approximately $56,000 (same customer generated revenues of $57,000 for the same period in 2005). The revenues generated from these four customers approximated 88% of the Company’s total revenue.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On December 19, 2005 the Company entered into an Engagement Agreement (“Agreement”) retaining Carter Securities, LLC (“Carter”) for the purpose of advisory and consulting services, including assistance in raising capital in the private market. Under the terms of the Agreement, Carter will serve as the Company’s financial consultant in connection with an equity offering and Carter shall be paid upon closing a fee equal to 8% of the gross proceeds received for the sale of securities. Furthermore, the Company will grant Carter five (5) year warrants for the purchase of 8% of the shares of Common Stock underlying a new series of Preferred Stock at an exercise price of one hundred and twenty-five percent (125%) of the price established in the offering. The shares underlying the warrants shall contain the same registration rights afforded to the investors. In addition, the Company agrees to reimburse Carter with a reasonable non-accountable expense allowance of up to two percent (2%) of the securities sold in the offering, not to exceed $35,000. This Agreement expires on February 17, 2006.

NOTE 8 - SUBSEQUENT EVENT

Effective January 1, 2006 the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011. Under the terms of this agreement, the Company will lease 4,177 square feet at a base monthly rental of approximately $7,500 plus escalations.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form SB-2 (File No. 333-124096) dated April 15, 2005 as filed with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2005, our continuing operation is classified as medical infectious waste business.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues generated from MCM product sales totaled $217,282 for the three months ended December 31, 2005 as compared to $236,908 for the three months ended December 31, 2004. Revenues generated from MCM rentals totaled $ 0 as compared to $5,326 for the comparable period. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $23,606 for the three months ended December 31, 2005 as compared to $20,425 for the three months ended December 31, 2004.

Cost of product sales and leased equipment amounted to $168,662 or 78 % of total related revenues versus $161,794 or 67% of total related revenues for the three month period ended December 31, 2005 and 2004, respectively. The increase in the percentage of cost of goods sold to related revenue is related to the sales mix of the units sold in the three months ended December 31, 2005, versus December 31, 2004 as well as higher costs of materials and adverse exchange rate movement. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense increased to $81,839 versus $76,580 for the three month period ended December 31, 2005 as compared to the same period in 2004.

Selling, general and administrative expenses totaled $687,554 for the three months ended December 31, 2005 versus $672,278 for the three months ended December 31, 2004. This difference is principally due to the hiring of an investor relations firm, commencing May 1, 2005 at a monthly cost of $8,000, offset by certain reductions in other operating expenses.

Interest income, net totaled $3,729 for the three months ended December 31, 2005 versus $149,079 interest expense, net totaled for the three months ended December 31, 2004. There was no outstanding debt during the three months ended December 31, 2005.

The net loss amounted to $693,438 and $797,072 for the three month periods ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At December 31, 2005 the Company’s cash and cash equivalents position approximated $621,000 versus $1,257,000 at September 30, 2005.

On February 15, 2005, we closed on a $4.5 million preferred stock equity financing before financing related fees and expenses of approximately $435,000. The Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”) at a stated value of $100 per share, together with Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years, and Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant. Simultaneously, the outstanding short-term secured debt in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, were converted into 21,681 shares of Series C Preferred Stock. Under the terms of the Series C Preferred Stock, upon the reverse stock split, effective April 5, 2005, the outstanding Series C Preferred Stock was converted into 2,299,345 shares of the Company’s common stock at a conversion price of $2.90 per share.

The proceeds from this capital raising transaction was principally used to finance the net cash used in operating activities, during the year ended September 30, 2005 ($2.9 million) and for the quarter ended December 31, 2005 ($633,000). The remaining funds of approximately $600,000 are targeted to finance the needs of our business through June 30, 2006, based upon our present business plan. Specifically, the funds are being used to increase our marketing effort both in the US and overseas markets. The availability of this working capital has enabled us to build inventory to fulfill current needs arising from our increased marketing efforts. In addition, as we start to increase our penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business.

In light of the cash requirement needed to support the Company’s working capital needs beyond June 30, 2006 and to further develop the MCM business, the Company is actively seeking funding. The Company will continue its efforts to seek additional funds through funding options, including private and public equity offerings, banking facilities, equipment financing, and government-funded grants. The Company is currently working with financial consultants in an advisory capacity to assist the Company in raising equity capital. There can be no assurance that such funding initiatives will be successful due to the difficulty in raising equity from third parties given the Company’s low stock price and current revenue base, and if successful, will be highly dilutive to existing stockholders. These funds are required to permit the Company to expand its marketing efforts and for the manufacture of its SteriMed System as well as for general working capital requirements. Accordingly, the auditors’ report on the 2005 financial statements contains an explanatory paragraph expressing a substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2005, have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

(a)	Exhibits
10.1*	Form of Agreement of Lease between Venture Hackensack Holding, Inc. and Caprius, Inc.
dated	January 1, 2006
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 - Certification

* Filed Herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc.
(Registrant)

Date: February 14, 2006	/s/ George Aaron
George Aaron
President & Chief Executive Officer

Date: February 14, 2006	/s/ Jonathan Joels
Jonathan Joels
Chief Financial Officer