Form 10QSB
period 2006-03-31
CAPRIUS INC
filed 2006-05-15
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Issuer’s telephone number: (201) 342-0900 N/A
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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __   No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock Par value $0.01	3,321,673 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,417,383
Accounts receivable, net of reserve for bad debts of $5,163	170,079
Inventories, net	783,061
Other current assets	87,010
Total current assets	3,457,533

Property and Equipment:
Office furniture and equipment	209,908
Equipment for lease	23,500
Leasehold improvements	20,970
254,378
Less: accumulated depreciation	184,142
Property and equipment, net	70,236

Other Assets:
Goodwill	737,010
Intangible assets, net of accumulated amortization of $870,917	169,083
Other	20,566
Total other assets	926,659
Total Assets	$4,454,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$125,572
Accrued expenses	79,579
Accrued compensation	151,027
Total current liabilities	356,178

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares , stated value $100, Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 241,933 shares	3,000,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,322,798 shares and
outstanding 3,321,673 shares	33,228
Additional paid-in capital	74,037,652
Deferred Compensation	(88,547)
Accumulated deficit	(75,581,833)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	4,098,250
Total Liabilities and Stockholders' Equity	$4,454,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Revenues:
Product sales	$230,106	$199,700	$447,388	$436,608
Equipment rental income	-	2,624	-	7,950
Consulting and royalty fees	41,932	42,228	65,538	62,653
Total revenues	272,038	244,552	512,926	507,211

Operating Expenses:
Cost of product sales and equipment rental income	174,186	168,596	342,848	330,390
Research and development	94,348	116,916	176,187	193,496
Selling, general and administrative	718,099	602,356	1,405,653	1,274,634
Total operating expenses	986,633	887,868	1,924,688	1,798,520

Operating loss	(714,595)	(643,316)	(1,411,762)	(1,291,309)

Other income	-	132,200	-	132,200
Interest income (expense), net	3,393	(181,941)	7,122	(331,020)
-
Net loss	(711,202)	(693,057)	(1,404,640)	(1,490,129)

Deemed Dividend - Series D
Convertible Preferred Stock	(1,317,061)	-	(1,317,061)	-

Net loss attributable to common stockholders	$(2,028,263)	$(693,057)	$(2,721,701)	$(1,490,129)

Net loss per basic and diluted common share	$(0.61)	$(0.47)	$(0.82)	$(1.19)

Weighted average number of common shares outstanding,
basic and diluted	3,321,673	1,482,197	3,321,673	1,249,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock					Treasury Stock
	Number		Number		Number		Additional			Number		Total
	of		of		of		Paid-in	Deferred	Accumulated	of		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity

Balance, October 1, 2005	27,000	$2,700,000	-	$-	3,322,798	$33,228	$74,241,755	$-	$(74,177,193)	1,125	$(2,250)	$2,795,540

Issuance of Series D Convertible Preferred Stock, net ( see Note 7 )			241,933	3,000,000			(292,650)					2,707,350

Grant of stock options to consultants							88,547	(88,547)				-

Net loss									(1,404,640)			(1,404,640)

Balance, March 31, 2006	27,000	$2,700,000	241,933	$3,000,000	3,322,798	$33,228	$74,037,652	$(88,547)	$(75,581,833)	1,125	$(2,250)	$4,098,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:

Net loss	$(1,404,640)	$(1,490,129)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	165,220
Amortization of deferred financing costs	-	89,542
Depreciation and amortization	110,032	157,171
Interest on secured convertible notes	-	95,300
Changes in operating assets and liabilities:
Accounts receivable, net	(42,827)	(184,533)
Inventories, net	(114,445)	159,099
Other assets	(57,252)	8,826
Accounts payable and accrued expenses	(21,419)	(527,770)
Net cash used in operating activities	(1,530,551)	(1,527,274)

Cash Flows from Investing Activities:

Proceeds from sale of Strax business	-	66,000
Acquisition of property and equipment	(13,418)	(1,436)
Increase in security deposit	(3,156)	-
Net cash (used in) provided by investing activities	(16,574)	64,564

Cash Flows from Financing Activities:

Proceeds from short term loan	-	100,000
Repayment of short term loan	-	(100,000)
Proceeds from short term loans - related party	-	145,923
Repayment of short term loans - related party	-	(73,123)
Net proceeds from issuance of Series C Preferred Stock	-	4,065,034
Net proceeds from issuance of Series D Preferred Stock	2,707,350	-

Net cash provided by financing activities	2,707,350	4,137,834

Net increase in cash and cash equivalents	1,160,225	2,675,124

Cash and cash equivalents, beginning of period	1,257,158	27,583

Cash and cash equivalents, end of period	$2,417,383	$2,702,707

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$-	$33,508
Cash paid for income taxes during the period	$3,110	$192,672

Non Cash-Flow Items:

Transfer of net book value of certain equipment for leases to inventory	$-	$66,177
Conversion of secured convertible notes and interest into equity	$-	$1,595,300
Conversion of notes payable -related party into equity	$-	$500,000
Conversion of short-term loans payable - related party into equity	$-	$72,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet of Caprius Inc., and subsidiaries (“Caprius”, the “Company) as of March 31, 2006, the condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, and for the six month periods ended March 31, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the six month period ended March 31, 2006 and the condensed consolidated statements of cash flows for the six months ended March 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company’s 1 for 20 reverse common stock split on April 5, 2005.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

NOTE 2 - THE COMPANY

The Company is engaged in the infectious medical waste disposal business. In the first quarter of Fiscal 2003, we acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The SteriMed Systems are sold and leased in both the domestic and international markets.

In December 2002, the Company closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to the Company’s Letter of Intent with MCM, the Company had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company’s ownership interest increased by 5% in the fiscal year 2004 and by an additional 5% in the fiscal year 2005. Furthermore, the Company’s equity ownership increased with the conversion of various loans made to MCM and cash calls made by MCM during Fiscal 2005. As of March 31, 2006, the Company’s interest in MCM is 96.66%.

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

Index

medical diagnostic assays constituting the TDM Business. In October 2002, we sold the TDM business to Seradyn, Inc. The Strax Institute was sold in September 2003.

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

At March 31, 2006, the Company had three stock based compensation plans (one incentive and nonqualified, one employee and one non-employee director plan). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and six month periods ended March 31, 2006 and 2005.

If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net loss attributable to common stockholders as reported	$(2,028,263)	$(693,057)	$(2,721,701)	$(1,490,129)

Deduct:
Stock-based employee compensation determined under fair value method for all awards, net of elated tax effects	(610)	(748)	(1,220)	(1,495)

Pro forma net loss attributable to common stockholders	$(2,028,873)	$(693,805)	$(2,722,921)	$(1,491,624)

Basic and diluted loss attributable
to common stockholders

As reported	$(0.61)	$(0.47)	$(0.82)	$(1.19)
Pro forma	$(0.61)	$(0.47)	$(0.82)	$(1.19)

Index

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended March 31, 2006 and 2005, potential common shares amounted to 4,681,190 and 3,245,149 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

Revenue Recognition

The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

NOTE 4 - INVENTORIES

Inventories consist of the following, net of reserve of approximately $12,000 at March 31, 2006

Raw materials	$531,204
Finished goods	251,857
$783,061

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

NOTE 6 - STOCK OPTIONS

On January 4, 2006, the Company granted options for the purchase of an aggregate of 458,000 shares (consisting of 393,000 to employees/directors and 65,000 to non-contractual consultants) of Common Stock under the Company’s 2002 Stock Option Plan. These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $2.20 per share. Using the Black Scholes Option pricing model the Company has determined that the fair value of these awards is $1.36 per share which equates to a combined fair value of $535,366 for the options granted to employees/directors and $88,547 for options granted to non-contractual consultants.

NOTE 7 - EQUITY FINANCING

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. As part of this financing transaction, the Company issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of common stock, par value $0.01 per share. The Company also issued Series A Warrants to purchase an aggregate of 223,881 shares of common stock at an exercise price of $1.50 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 447,764 shares of common stock at an exercise price of $2.00 per share for a period of five years. The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of

Index

approximately $1,300,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model. As such, this beneficial conversion feature is recorded as a deemed Preferred Stock dividend. In addition, the Series D Convertible Preferred Stock Agreement included a provision whereby the Company would incur certain penalties if the above securities were not registered with the SEC within a time period as defined under the Agreement. On April 6, 2006 the Registration Statement was declared effective. The Company has also issued warrants to purchase an aggregate of 119,403 shares of common stock at an exercise price of $1.68 per share for a period of five years as part of the placement fee, to a placement agent and warrants to purchase an aggregate of 59,702 shares of common stock at an exercise price of $2.00 per share for a period of five years as part of the placement fee, to another selected dealer and its designees for this placement.

NOTE 8 - ECONOMIC DEPENDENCY

For the six months ended March 31, 2006, revenue from three customers was approximately $106,000, $80,000 and $65,500 which represented approximately 49% of the total revenue. At March 31, 2006 accounts receivable from one of these customers was approximately $42,000.

For the six months ended March 31, 2005, revenue from two customers was approximately $221,000 and $91,000, respectively. In addition, revenue from two other customers generated approximately $63,000 and $55,000 (same customers generated revenues of $65,500 and 80,000, respectively for the same period in 2006). The revenues generated from these four customers approximated 85% of the Company’s total revenue.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011. Under the term of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

2006	$44,903
2007	91,894
2008	93,983
2009	96,071
2010	98,160
Thereafter	100,248
$525,259

NOTE 10 - SUBSEQUENT EVENT

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing shareholders of MCM at the time of the Company’s original investment in MCM in December 2002. The Company is currently reviewing the complaint whereby the Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing shareholders at the time of the Company’s acquisition. Based upon its initial review of the complaint, the Company strongly believes that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action.

Index

Item 2:   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form SB-2 (File No. 333-132849) dated April 6, 2006 as filed with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2005, our continuing operation is classified as medical infectious waste business.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues generated from MCM product sales totaled $230,106 for the three months ended March 31, 2006 as compared to $199,700 for the three months ended March 31, 2005. Revenues generated from MCM rentals totaled $ 0 as compared to $2,624 for the comparable period. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $41,932 for the three months ended March 31, 2006 as compared to $42,228 for the three months ended March 31, 2005.

Cost of product sales and leased equipment amounted to $174,186 or 76% of total related revenues versus $168,596 or 83% of total related revenues for the three month period ended March 31, 2006 and 2005, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense decreased to $94,348 versus $116,916 for the three month period ended March 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses totaled $718,099 for the three months ended March 31, 2006 versus $602,356 for the three months ended March 31, 2005. This increase is principally due to increased compensation and other costs in connection with sales and marketing as well as investor relations expenses.

Index

Other income totaled $0 for the three months ended March 31, 2006 as compared to $132,200 for the three months ended March 31, 2005, which resulted from the favorable settlement of certain outstanding liabilities.

Interest income, net totaled $3,393 for the three months ended March 31, 2006 versus $181,941 interest expense, net totaled for the three months ended March 31, 2005. There was no outstanding debt during the three months ended March 31, 2006. The weighted average debt outstanding during the three months ended March 31, 2005 approximated $1,100,000. In addition, the Company included an accelerated additional debt cost of approximately $131,000.

The net loss amounted to $711,202 and $693,057 for the three month periods ended March 31, 2006 and 2005, respectively.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Revenues generated from MCM product sales totaled $447,388 for the six months ended March 31, 2006 as compared to $436,608 for the six months ended March 31, 2005. Revenues generated from MCM rentals totaled $ 0 as compared to $7,950 for the comparable period. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $65,538 for the six months ended March 31, 2006 as compared to $62,653 for the six months ended March 31, 2005.

Cost of product sales and leased equipment amounted to $342,848 or 77 % of total related revenues versus $330,390 or 74% of total related revenues for the six month period ended March 31, 2006 and 2005, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense decreased to $176,187 versus $193,496 for the six month period ended March 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses totaled $1,405,653 for the six months ended March 31, 2006 versus $1,274,634 for the six months ended March 31, 2005. This increase is principally due to increased compensation and other costs in connection with sales and marketing as well as investor relations expenses.

Other income totaled $0 for the six months ended March 31, 2006 as compared to $132,200 for the six months ended March 31, 2005, which resulted from the favorable settlement of certain outstanding liabilities.

Interest income, net totaled $7,122 for the six months ended March 31, 2006 versus $331,020 interest expense, net totaled for the six months ended March 31, 2005. There was no outstanding debt during the six months ended March 31, 2006. The weighted average debt outstanding during the six months ended March 31, 2005 approximated $1,600,000. In addition, the Company included an accelerated additional debt cost of approximately $131,000.

The net loss amounted to $1,404,640 and $1,490,129 for the six month periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At March 31, 2006 the Company’s cash and cash equivalents position approximated $2,417,400 versus $1,257,000 at September 30, 2005.

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. As part of this financing transaction, the Company issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of common stock, par value $0.01 per share.

Index

The net cash proceeds from the equity financing will provide the funds necessary to expand our business. Specifically, the funds are being used to increase our marketing effort both in the US and overseas markets. The availability of this working capital has enabled us to build inventory to fulfill current needs arising from our increased marketing efforts. The net proceeds from this placement should fulfill our capital needs through March 31, 2007, based upon our present business plan. In addition, as we start to increase our penetration in the United States market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business.

We may require additional working capital or other funds in the future should we modify our current business plan or undertake any acquisitions.

Item 3.   Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2006, have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing shareholders of MCM at the time of the Company’s original investment in MCM in December 2002. The Company is currently reviewing the complaint whereby the Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing shareholders at the time of the Company’s acquisition. Based upon its initial review of the complaint, the Company strongly believes that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Form 8-K filed on February 17, 2006 to report the issuance of an aggregate of 241,933 shares of Series D Convertible Preferred Stock and associated warrants to purchase shares of common stock.

Item 6.   Exhibits

(a)	Exhibits
	31.1*	Rule 13a-14(a)/15d-14(a) Certification
	31.2*	Rule 13a-14(a)/15d-14(a) Certification
	32*	Section 1350 - Certification
* Filed herein

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc.
(Registrant)

Date: May 15, 2006	/s/ George Aaron
George Aaron
President & Chief Executive Officer

Date: May 15, 2006	/s/ Jonathan Joels
Jonathan Joels
Chief Financial Officer

Index