Form 10QSB
period 2006-06-30
CAPRIUS INC
filed 2006-08-11
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X] Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __   No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, Par Value $0.01	3,321,673 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Page No.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,721,257
Accounts receivable, net	291,738
Inventories, net	932,597
Other current assets	35,000
Total current assets	2,980,592

Property and Equipment:
Office furniture and equipment	222,188
Equipment for lease	23,500
Leasehold improvements	22,877
268,565
Less: accumulated depreciation	192,697
Property and equipment, net	75,868

Other Assets:
Goodwill	737,010
Intangible assets, net of accumulated amortization of $895,417	144,583
Other	20,770
Total other assets	902,363
Total Assets	$3,958,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$238,336
Advances from customers	69,076
Accrued expenses	57,046
Accrued compensation	183,539
Total current liabilities	547,997

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 241,933 shares	3,000,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,322,798 shares and
outstanding 3,321,673 shares	33,228
Additional paid-in capital	74,037,652
Deferred compensation	(88,547)
Accumulated deficit	(76,269,257)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	3,410,826
Total Liabilities and Stockholders' Equity	$3,958,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Product sales	$266,431	$185,878	$713,819	$622,486
Equipment rental income	-	2,677	-	10,627
Consulting and royalty fees	54,145	15,157	119,683	77,810
Total revenues	320,576	203,712	833,502	710,923

Operating Expenses:
Cost of product sales and equipment rental income	177,210	121,420	520,058	451,810
Research and development	85,411	69,439	261,598	262,935
Selling, general and administrative	765,283	752,327	2,170,936	2,026,961
Total operating expenses	1,027,904	943,186	2,952,592	2,741,706

Operating loss	(707,328)	(739,474)	(2,119,090)	(2,030,783)

Other income	-	-	-	132,200
Interest income (expense), net	19,904	311	27,026	(330,709)
Net loss	(687,424)	(739,163)	(2,092,064)	(2,229,292)

Deemed Dividend - Series D Convertible Preferred Stock	-	-	(1,317,061)	-
Beneficial Conversion Feature - Series C Convertible
Preferred Stock	-	(124,528)	-	(124,528)

Net loss attributable to common stockholders	$(687,424)	$(863,691)	$(3,409,125)	$(2,353,820)

Net loss per basic and diluted common share	$(0.21)	$(0.26)	$(1.03)	$(1.21)

Weighted average number of common shares outstanding,
basic and diluted	3,321,673	3,321,673	3,321,673	1,940,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock					Treasury Stock
							Additional					Total
	Number		Number		Number		Paid-in	Deferred	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Compensation	Deficit	of Shares	Amount	Equity

Balance, September 30, 2005	27,000	$2,700,000	-	$-	3,322,798	$33,228	$74,241,755	$-	$(74,177,193)	1,125	$(2,250)	$2,795,540

Issuance of Series D Convertible Preferred
Stock, net (see Note 7 )			241,933	3,000,000			(292,650)					2,707,350

Grant of stock options to consultants							88,547	(88,547)				-

Net loss									(2,092,064)			(2,092,064)

Balance, June 30, 2006	27,000	$2,700,000	241,933	$3,000,000	3,322,798	$33,228	$74,037,652	$(88,547)	$(76,269,257)	1,125	$(2,250)	$3,410,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:

Net loss	$(2,092,064)	$(2,229,292)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	165,220
Amortization of deferred financing costs	-	89,542
Depreciation and amortization	143,087	233,152
Interest on secured convertible notes converted to equity	-	95,300
Changes in operating assets and liabilities:
Accounts receivable, net	(164,486)	(64,334)
Inventories, net	(263,981)	197,381
Other assets	(5,242)	(11,177)
Advances from customers	69,076	-
Accounts payable and accrued expenses	101,324	(728,660)
Net cash used in operating activities	(2,212,286)	(2,252,868)

Cash Flows from Investing Activities:

Proceeds from sale of Strax business	-	66,000
Acquisition of property and equipment	(27,605)	(16,904)
Increase in security deposit	(3,360)	-
Net cash (used in) provided by investing activities	(30,965)	49,096

Cash Flows from Financing Activities:

Proceeds from short term loan	-	100,000
Repayment of short term loan	-	(100,000)
Proceeds from short term loans - related party	-	145,923
Repayment of short term loans - related party	-	(73,123)
Net proceeds from issuance of Series C Preferred Stock	-	4,065,034
Net proceeds from issuance of Series D Preferred Stock	2,707,350	-

Net cash provided by financing activities	2,707,350	4,137,834

Net increase in cash and cash equivalents	464,099	1,934,062

Cash and cash equivalents, beginning of period	1,257,158	27,583

Cash and cash equivalents, end of period	$1,721,257	$1,961,645

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$-	$49,541
Cash paid for income taxes during the period	$3,110	$192,672

Non Cash-Flow Items:

Transfer of net book value of certain equipment for leases to inventory	$-	$66,177
Conversion of secured convertible notes into equity	$-	$1,500,000
Conversion of notes payable -related party into equity	$-	$500,000
Conversion of short-term loans payable - related party into equity	$-	$72,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet of Caprius Inc., and subsidiaries (“Caprius”, the “Company) as of June 30, 2006, the condensed consolidated statements of operations for the three month periods ended June 30, 2006 and 2005, and for the nine month periods ended June 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the nine month period ended June 30, 2006 and the condensed consolidated statements of cash flows for the nine month period ended June 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company’s 1 for 20 reverse common stock split on April 5, 2005.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in a recently-commenced action seeking damages in excess of $400,000. Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business. During the nine months ended June 30, 2006 the Company used cash flows from operating activities of $2.2 million. In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 - THE COMPANY

The Company is engaged in the infectious medical waste disposal business. During the first quarter ended December 2002, we acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The SteriMed Systems are sold and leased in both the domestic and international markets.

In December 2002, the Company closed the acquisition of its initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. Pursuant to the Company’s Letter of Intent with MCM, the Company had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company’s ownership interest increased by 5% during each of the years ended September 30, 2005 and 2004.

Index

Furthermore, the Company’s equity ownership increased with the conversion of various loans made to MCM and cash calls made by MCM during Fiscal 2005. As of June 30, 2006, the Company’s interest in MCM is 96.66%.

During the first quarter ended December 31, 2005, an agreement was reached between the Company and the 20% minority ownership of an MCM subsidiary which had been dormant since inception. The minority shareholders shall be repaid their initial investment of $20,000, by way of a credit towards the site installation expense of SteriMed units that they are purchasing for their dialysis centers. The subsidiary was dissolved on February 9, 2005.

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

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Stock -Based Compensation

At June 30, 2006, the Company had three stock-based compensation plans (one active plan and two expired plans both of which include non-expired outstanding options). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. No stock-based employee compensation cost is reflected within the statement of operations for the three and nine month periods ended June 30, 2006 and 2005.

If the Company had elected to recognize compensation costs for the Company's option plans using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Net loss attributable to common
stockholders as reported	$(687,424)	$(863,691)	$(3,409,125)	$(2,353,820)

Deduct:
Stock-based employee
compensation determined
under fair value method
for all awards, net of
related tax effects	(610)	(748)	(1,830)	(2,243)

Pro forma net loss attributable to	$(688,034)	$(864,439)	$(3,410,955)	$(2,356,063)
common stockholders

Basic and diluted loss attributable
to common stockholders

As reported	$(0.21)	$(0.26)	$(1.03)	$(1.21)
Pro forma	$(0.21)	$(0.26)	$(1.03)	$(1.21)

Index

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended June 30, 2006 and 2005, potential common shares amounted to 4,681,115 and 1,020,660 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

Revenue Recognition

The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either services provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

NOTE 4 - INVENTORIES

Inventories consist of the following, net of reserve of approximately $12,000 at June 30, 2006
Raw materials	$676,930
Finished goods	255,667
$932,597

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

NOTE 6 - STOCK OPTIONS

On January 4, 2006, the Company granted options for the purchase of an aggregate of 458,000 shares (consisting of 393,000 to employees/directors and 65,000 to non-contractual consultants) of common stock under the Company’s 2002 Amended Stock Option Plan. These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $2.20 per share. Using the Black Scholes Option pricing model the Company has determined that the fair value of these awards is $1.36 per share which equates to a combined fair value of $535,366 for the options granted to employees/directors and $88,547 for options granted to non-contractual consultants. Effective October 1, 2006, the Company will adopt the provision of FAS No. 123R “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and record a stock-based compensation expense as part of the statement of operations.

Index

NOTE 7 - EQUITY FINANCING

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. As part of this financing transaction, the Company issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of common stock, par value $0.01 per share. The Company also issued Series A Warrants to purchase an aggregate of 223,881 shares of common stock at an exercise price of $1.50 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 447,764 shares of common stock at an exercise price of $2.00 per share for a period of five years. The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $1,300,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model. As such, this beneficial conversion feature is recorded as a deemed Preferred Stock dividend. Pursuant to the Company’s obligation to register the Series D Convertible Preferred Stock, the Company filed a Registration Statement which was declared effective on April 6, 2006. The Company has also issued warrants to purchase an aggregate of 119,403 shares of common stock at an exercise price of $1.68 per share for a period of five years as part of the placement fee, to a placement agent and warrants to purchase an aggregate of 59,702 shares of common stock at an exercise price of $2.00 per share for a period of five years as part of the placement fee, to another selected dealer and its designees for this placement.

NOTE 8 - ECONOMIC DEPENDENCY

For the nine months ended June 30, 2006, revenue from three customers was approximately $234,000, $120,000 and $84,000 which represented approximately 53% of the total revenue. At June 30, 2006 accounts receivable from these customers was approximately $86,000, $54,000 and $0 respectively.

For the nine months ended June 30, 2005, revenue from three customers was approximately $223,000, $91,000 and $74,000, respectively. In addition, revenue from one other customer generated approximately $78,000 (same customer generated revenues of $120,000 for the same period in 2006). The revenues generated from these four customers approximated 66% of the Company’s total revenue.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 16, 2006, the Company entered into an agreement for certain services related to investor relations and financial media programs for a one year period, which either party may cancel upon 30 days written notice. In addition, the Company will issue options to purchase an aggregate of 30,000 shares of common stock at an exercise price of $1.75 per share for a period of five years. On July 28, 2006 these options were granted with a valuation of $10,500 using the Black-Scholes model and will vest at 50% after six months, and additional 25% after nine months and the remaining 25% after one year, assuming the agreement is still in effect.

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011. Under the term of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,
2006	$22,451
2007	91,894
2008	93,983
2009	96,071
2010	98,160
Thereafter	100,248
$502,807

Index

NOTE 10 - LITIGATION

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing shareholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing shareholders at the time of the Company’s acquisition. On July 31, 2006, the Company, MCM and George Aaron filed an answer denying the amended complaint with the Supreme Court of the State of New York in the County of New York. Based upon its review of the amended complaint, the Company continues to believe that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action.

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

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2005, our business operation is classified as medical infectious waste business.

Index

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues generated from MCM product sales totaled $266,431 for the three months ended June 30, 2006 as compared to $185,878 for the three months ended June 30, 2005. Revenues generated from MCM rentals totaled $ 0 as compared to $2,677 for the comparable period. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $54,145 for the three months ended June 30, 2006 as compared to $15,157 for the three months ended June 30, 2005.

Cost of product sales and leased equipment amounted to $177,210 or 66.5% of total related revenues versus $121,420 or 64.4% of total related revenues for the three month period ended June 30, 2006 and 2005, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense increased to $85,411 versus $69,439 for the three month period ended June 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses totaled $765,283 for the three months ended June 30, 2006 versus $752,327 for the three months ended June 30, 2005. This increase is principally due to increased compensation and other costs in connection with sales and marketing.

Interest income, net totaled $19,904 for the three months ended June 30, 2006 versus $311 interest income, net totaled for the three months ended June 30, 2005.

The net loss amounted to $687,424 and $739,163 for the three month periods ended June 30, 2006 and 2005, respectively.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenues generated from MCM product sales totaled $713,819 for the nine months ended June 30, 2006 as compared to $622,486 for the nine months ended June 30, 2005. Revenues generated from MCM rentals totaled $ 0 as compared to $10,627 for the comparable period. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $119,683 for the nine months ended June 30, 2006 as compared to $77,810 for the nine months ended June 30, 2005.

Cost of product sales and leased equipment amounted to $520,058 or 72.9 % of total related revenues versus $451,810 or 71.4% of total related revenues for the nine month period ended June 30, 2006 and 2005, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense amounted to $261,598 versus $262,935 for the nine month period ended June 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses totaled $2,170,936 for the nine months ended June 30, 2006 versus $2,026,961 for the nine months ended June 30, 2005. This increase is principally due to increased compensation and other costs in connection with sales and marketing as well as investor relations expenses.

Other income totaled $0 for the nine months ended June 30, 2006 as compared to $132,200 for the nine months ended June 30, 2005, which resulted from the favorable settlement of certain outstanding liabilities in 2005.

Interest income, net totaled $27,026 for the nine months ended June 30, 2006 versus $330,709 interest expense, net totaled for the nine months ended June 30, 2005. There was no outstanding debt during the nine months ended June 30, 2006. The weighted average debt outstanding during the nine months ended June 30, 2005 approximated $1,000,000, with related interest costs of $70,000. In addition, the Company incurred costs of approximately $255,000 which represents the amortization of debt discount and deferred financing costs, under a prior debt agreement (includes the write-off of debt costs of approximately $131,000 due to the

Index

early settlement of such debt). On February 15, 2005, this debt agreement was fully paid off using proceeds raised under the Company’s private placement of its Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”). On April 5, 2005, the Company converted all of its outstanding Series C Preferred Stock into common stock.

The net loss amounted to $2,092,064 and $2,229,292 for the nine month periods ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

At June 30, 2006 the Company’s cash and cash equivalents position approximated $1,721,000.

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. As part of this financing transaction, the Company issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of common stock, par value $0.01 per share.

The net cash proceeds from the above equity financing will be used to expand our business. Specifically, the funds are being used to increase our marketing effort both in the US and overseas markets. The availability of this working capital has enabled us to build inventory to fulfill anticipated needs arising from our increased marketing efforts.

Going Concern and Managements Plan

The Company continues to incur significant operating losses. In addition, we are a defendant in a recently-commenced action seeking damages in excess of $400,000. Although we believe we have a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business. During the nine months ended June 30, 2006 we used cash flows from operating activities of $2.2 million. In order to fund the additional cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings. We cannot assure you that we will be able to obtain such additional funding, the lack thereof which could have a material adverse impact on our business. If we are unable to generate sufficient cash flows from our business operations or raise additional funding to continue our operations, we will have to develop and implement a plan to reduce operating costs until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Item 3.  Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2006, have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

Index

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing shareholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing shareholders at the time of the Company’s acquisition. On July 31, 2006, the Company, MCM and George Aaron filed an answer denying the amended complaint with the Supreme Court of the State of New York in the County of New York. Based upon its review of the amended complaint, the Company continues to believe that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action.

Item 6.  Exhibits

(a)	Exhibits
31.1*     Rule 13a-14(a)/15d-14(a) Certification
31.2*     Rule 13a-14(a)/15d-14(a) Certification
32*         Section 1350 - Certification
* Filed herein

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)
Date: August 11, 2006	/s/ George Aaron
George Aaron President & Chief Executive Officer
Date: August 11, 2006	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index