Form 10KSB
period 2006-09-30
CAPRIUS INC
filed 2006-12-20
CIK 722567

Index
United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

(Mark one)
                                    X         Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2006
_____    Transition Report Pursuant to Section 13 or 15 (d) of the of the Securities Exchange Act of 1934

Commission File Number: 0-11914
CAPRIUS, INC.
(Name of Small Business Issuer in its charter)

Delaware	22-2457487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One University Plaza, Suite 400, Hackensack, NJ 07601
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (201) 342-0900

Securities to be registered under Section 12 (b) of the Exchange Act:
None

Securities to be registered under Section 12 (g) of the Exchange Act: Common Stock, par value $ .01 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Revenues for the fiscal year ended September 30, 2006:   $1,235,469

Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)?  Yes __  No  X

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 12, 2006:   $712,560

The number of shares outstanding of Registrant’s Common Stock, $ .01 par value, outstanding on December 12, 2006:   3,791,673 shares

Documents Incorporated by Reference:  None
Transitional Small Business Disclosure Format:  Yes __  No  X

Index

Index

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Caprius, Inc. (“Caprius”, the “Company”, “we”, “us” and “our”) is engaged in the infectious medical waste disposal business, through our subsidiary M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. The SteriMed Systems are sold and leased in both the domestic and international markets.

In December 2002, we closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, our designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, our chairman, and Jonathan Joels, our CFO, filling two seats. Additionally, as part of the acquisition, certain debt of MCM to its existing stockholders and to certain third-parties was converted to equity in MCM or restructured. Pursuant to our Letter of Intent with MCM, we had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price. The Stockholders Agreement among us and the other MCM stockholders contained certain provisions relating to performance adjustments for the twenty-four month period post-closing. As a consequence, our ownership interest in MCM increased by 5% in the fiscal year ended September 30, 2004 and by an additional 5% in the fiscal year ended September 30, 2005. Furthermore, our MCM equity ownership increased with the conversion of various loans we made to MCM and our meeting cash calls made by MCM during the fiscal year ended September 30, 2005. As of September 30, 2005, our interest in MCM increased to 96.66%. Our interest remains unchanged for the fiscal year ended September 30, 2006.

Caprius, Inc. was founded in 1983, and in June 1999 essentially operated in the business of developing specialized medical imaging systems, as well as operating the Strax Institute, a comprehensive breast imaging center. In June 1999, we acquired Opus Diagnostics, Inc. and began manufacturing and selling medical diagnostic assays constituting the therapeutic drug monitoring (“TDM”) Business. In October 2002, we sold the TDM business to Seradyn, Inc. The Strax Institute was sold in September 2003.

Description of MCM Environmental Technologies Inc. Business

Background of the Regulated Medical Waste Industry in the United States

In 1988, the Federal Government passed the Medical Waste Tracking Act (“MWTA”). This Act defined medical waste and the types of medical waste that were to be regulated. In addition to defining categories of medical waste, the law mandated that generators of Regulated Medical Waste (“RMW”) be responsible for and adhere to strict guidelines and procedures when disposing of RMW. The mandates included a “cradle to grave” responsibility for any RMW produced by a facility, the necessity to track the disposal of RMW and defined standards for segregating, packaging, labeling and transporting of RMW.

The MWTA led to the development of individual state laws regulating how RMW is to be disposed of. As a result of these laws, it became necessary for medical waste generating facilities to institute new procedures and processes for transporting medical waste from the facility to an offsite treatment and disposal center, or obtain their own on-site system for treatment and disposal acceptable to the regulators. By 1999, Health Care Without Harm, a coalition of 440 member organizations, estimated that 250,000 tons of RMW was produced annually in the U.S. or worldwide.

The other major impact on the RMW market was the adoption of the Clean Air Amendments of 1997. This Act dramatically reduced or eliminated the type of emissions that are permitted from the incineration of RMW. Due to this, those generators of RMW, which were incinerating their waste, were forced into costly upgrades of their incinerators or to find other methods of disposal. Hospital incinerators decreased from 6,200 in 1988 to 115 in 2003 (Mackinac Chapter, Sierra Club Newsletter Aug-Oct 2003).

Index

Most generators of RMW use waste management firms to transport, treat and dispose of their waste. Due to legislative and other market factors, the costs for this type of service have been increasing at a dramatic pace. At the same time, many medical waste generators are coming under increasing pressure to reduce expenses as a result of the decreasing percentage of reimbursement from Medicare and other third party providers. Additionally, the added liability of RMW generators as a result of the “cradle to grave” manifest requirement has made it more attractive to use on-site medical waste disinfection methods that do not require manifest systems as the resultant waste is disinfected. The combination of these pressures is forcing medical waste generators to seek innovative methods for their waste disposal. MCM has identified and is working with specific segments and niches within the RMW market on which it feels it might capitalize. The specifics of these will be discussed in the Marketing section.

Background of the Regulated Medical Waste Industry Outside of the United States

The industrialized countries of the European Union and Japan are implementing medical waste laws that are or will be similar to U.S. regulations. In 1994, the European Commission implemented a directive where member states had to adhere to the provisions of the United Nations Economic Commission for Europe (“UNECE”) European Agreement on the International Carriage of Dangerous Goods by Road. This requires that clinical or medical waste would be packed, marked, labeled and documented according to defined specifications including provisions of weight. Regulations and cost factors have prompted European RMW generators to seek alternative medical waste disposal options. MCM recognizes an excellent opportunity for SteriMed sales in Europe, and is working with regulators, potential joint venture partners and distributors.

Throughout the less industrialized and third world countries, the disposal of hospital waste is coming under increasing scrutiny and regulations. Many countries are in the process of updating and enforcing regulations regarding the disposal of RMW. MCM has been establishing relationships worldwide directly or through distributors in many of these countries. Additional information will be addressed in the Marketing section.

The MCM SteriMed Systems

We developed and market worldwide the SteriMed and SteriMed Junior compact units. These units simultaneously shred and disinfect RMW, reducing its volume up to 90%, and rendering it harmless for disposal as ordinary waste. The SteriMed Systems are patented, environmentally-friendly, on-site disinfecting and destruction units that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a 15 minute cycle. The units, comparable in size to a washer-dryer, simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid® solution. After treatment, the material may be discarded as conventional solid waste, in accordance with appropriate regulatory requirements.

The SteriMed Systems enable generators of RMW, such as clinics and hospitals, to significantly reduce cost for treatment and disposal of RMW, eliminate the potential liability associated with the regulated “cradle to grave” tracking system involved in the transport of RMW, and treat in-house RMW on-site in an effective, safe and easy manner. As the technology for disinfection is chemical-based, within the definitions used in the industry, it is considered as an alternative treatment technology.

The SteriMed Systems are comprised of two different sized units, and the required Ster-Cid® disinfectant solution can be utilized with both units. The larger SteriMed can treat up to 18.5 gallons (70 liters) of medical waste per cycle. The smaller version, the SteriMed Junior, can treat 4 gallons (15 liters) per cycle.

Ster-Cid® is our proprietary disinfectant solution used in the SteriMed Systems. Ster-Cid® is biodegradable and is registered with the U.S. Environmental Protection Agency (“U.S. EPA”) in accordance with the Federal Insecticide, Fungicide, Rodenticide Act of 1972 (“FIFRA”). During the SteriMed disinfecting cycle, the concentration of Ster-Cid® is approximately 0.5% of the total volume of liquids. The Ster-Cid® disinfectant in conjunction with the SteriMed Systems has been tested in independent laboratories. Results show that disinfection levels specified in the U.S. EPA guidance document, “Report on State and Territorial Association on Alternate Treatment Technologies” (STAATT”), are met. Furthermore, it is accepted by the waste water treatment authorities to discharge the SteriMed effluent containing a low concentration of the

Index

disinfectant into the sewer system. STAATT is a worldwide organization involved in setting criteria for efficicacy of alternative medical waste treatment technologies.

Both SteriMed units are safe and easy to operate requiring only a half day of training. Once the cycle commences, the system is locked, and water and Ster-Cid® are automatically released into the treatment chamber. The shredding, grinding and mixing of the waste is then initiated exposing all surfaces of the medical waste to the chemical solution during the 15 minute processing cycle. At the end of each cycle, the disinfected waste is ready for disposal as regular solid waste.

In the United States, the initial focus of marketing the SteriMed Systems has been to dialysis clinics on a lease or sales basis. We have also begun initial installations in other new sectors such as laboratories, plasma phoresis centers, and hospitals. Other potential markets include blood banks, cruise ships and military medical facilities.

Internationally, we continue to market our SteriMed Systems both directly and indirectly through distributors. Our distributors are trained by us to enable them to take on the responsibility for the installation and maintenance that are required for the SteriMed Systems.

Regulations and Regulatory Compliance for Alternative Medical Waste Treatment Technologies in the United States

Our use of the Ster-Cid® disinfectant in the SteriMed Systems is registered by the U.S. EPA under FIFRA. The Ster-Cid® disinfectant is considered a pesticide, and is registered under FIFRA Number 71814. FIFRA gives the federal government control over the distribution, sale and use of pesticides. All pesticides used in the U.S. must be registered (licensed) by the U.S. EPA under FIFRA. Registration of pesticides is to seek assurance that they will be properly labeled, and if used in accordance with label specifications, will not cause unreasonable harm to the environment.

The SteriMed Systems are regulated at the state level by the individual states’ Environmental, Conservation, Natural Resources, or Health Department. Each state has its own specific approval requirements for alternative treatment technologies. Generally, most states require an application for registration or approval be submitted along with back up information, including but not limited to operating manuals, service manuals, and procedures. Additionally, many states require contingency and safety plans be submitted, and that efficacy testing be performed. MCM has demonstrated through efficacy testing that it can inactivate the 4Log10 concentration of Bacillus atrophaeus (formerly Bacillus subtilis) spores and a 6Log10 concentration of Geobacillus stearothermophillus. This meets or exceeds most state regulatory requirements.

The SteriMed has been approved for marketing in 46 states and the SteriMed Junior in 42 states. The Ster-Cid® disinfectant has been registered in 50 states. We are currently seeking approvals for marketing in the remaining states.

Local and county level authorities generally require that discharge permits be obtained from waste water treatment authorities by all facilities that discharge a substantial amount of liquids or specifically regulated substances into the sewer system. The SteriMed Systems process effluent has been characterized and found to be within the lower range of the general discharge limits set forth by the National Pollutant Discharge Elimination System (NPDES) Permitting Program, which are used to establish waste water treatment authorities’ discharge limits.

These approvals allow the SteriMed Systems effluent to be discharged into a municipal sewer and the treated disinfected shredded waste to be disposed of in a municipal landfill.

The process used by the SteriMed Systems, unlike many other waste medical disposal technologies, is not subject to the Clean Air Act Amendments of 1990 because there is no incineration or generation of toxic fumes in the process. It is also not subject to the Hazardous Materials Transportation Authorization Act of 1994 as there is no transportation of hazardous waste involved.

Index

Regulations and Regulatory Compliance for Alternative Medical Waste Treatment Technologies outside of the United States

CE Mark compliancy is a requirement for equipment sold in the European Union (“EU”). The SteriMed Systems are CE Mark compliant as well as ISO Certified, 9001:2000 and 14001:2004. In order to meet the specific regulatory requirements of the individual members of the EU, MCM will undertake further efficacy testing where necessary in order to demonstrate that the SteriMed Systems conform to all the standards in the specific EU member country. Outside of the EU, we are required to review and meet whatever the specific standards a country may impose. In countries where we have distributors, they are required to obtain the necessary regulatory approvals on our behalf at their expense.

Competition

RMW has routinely been treated and disposed of by of incineration. Due to the pollution generated by medical waste incinerators, novel technologies have been developed for the disposal of RMW. Some of the issues confronting these technologies are: energy requirements, space requirements, unpleasant odor, radiation exposure, excessive heat, volume capacity and reduction, steam and vapor containment, and chemical pollution. The use of the SteriMed Systems eliminates concern about these issues: space and energy requirements are minimal, there are no odors, radiation, steam, vapor or heat generated, solid waste volume is reduced by up to 90% and the disinfecting chemical is biodegradable. The following are the various competitive technologies:

Autoclave (steam under pressure): Autoclaves and retort systems are the most common alternative method to incineration used to treat medical waste. Autoclaves are widely accepted because they have historically been used to sterilize medical instruments. However, there are drawbacks as autoclaves may have limitations on the type of waste they can treat, the ability to achieve volume reduction, and odors generated as a result of the process. During the December 2005 meeting of STAATT, the efficacy of autoclaves has come under scrutiny due to inherent inability of autoclaves to physically destroy the waste.

Microwave Technology: Microwave technology is a process of disinfection that exposes material to moist heat and steam generated by microwave energy. The waves of microwave energy cycle rapidly between positive and negative at very high frequency, around 2.45 billion times per second. This generates the heat needed to change water to steam and carry out the disinfection process at a temperature between 95 and 100 degrees centigrade. Use of this technology requires that proper precautions be taken to exclude the treatment of hazardous material so that toxic emissions do not occur. Also offensive odors may be generated around the unit. The capital cost is relatively high.

Thermal Processes: Thermal processes are dry heat processes and do not use water or steam, but forced convection, circulating heated air around the waste or using radiant heaters. Companies have developed both large and small dry-heat systems, operating at temperatures between 350oF-700oF. Use of dry heat requires longer treatment times as the fluids trapped in the medical waste must be heated to create the steam required for disinfection.

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

Index

Among the competitors in the infectious medical waste business are Stericycle, Inc., Sanitec, Inc. Saniflash PTY LTD, AduroMed Corp., Meteka GmbH, Tecno Service First Srl (Newster srl), Ecodas Corp., Waste Processing Solutions Company, and Waste Reduction, Inc.

Competitive Features of the MCM SteriMed Systems

Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, we are positioning our products as viable alternatives to the traditional medical waste disposal methods. The SteriMed Systems seek to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives. The main competitive advantages of the SteriMed Systems are:

Safety
a)    No need to pack containers of medical waste
b)    No need to transport infectious waste through facilities with patients
c)    No need to ship infectious medical waste on public roads
d)    Environmentally sound approach for disinfection - uses biodegradable chemicals; does not release  smoke, odor, steam or other emissions to the air; removes the need for incineration
e)    Quiet system - noise level during cycle is approx. 64.1dB(A), regarded below levels of noise safety  concerns by most government regulations

Labor
a)    Reduce the exposure to infectious medical waste by limiting the time an employee handles, stores and  packs the waste
b)    No need to administer and track waste that is shipped from the facility
c)    Ease of use
d)    Employee can continue to perform their regular functions while the SteriMed Systems treatment cycle is  operational

Convenience
a)    Rapid deployment through our system designs that enable “same day” installation and start up at a  client’s site
b)    Easily installed requiring only electricity, water and sewage outlet which are usually which are usually  readily available. No special ventilation or lighting required
c)    Fast cycle process times (approximately 15 minutes) that enables even our smallest system to generate a  rapid throughput capability
d)    Limited training required for operators due to the fully automated systems based upon a one-touch start  method
e)    Due to their compact size, units can be strategically placed in a health care facility close to the waste  generation sites
f)    Due to its compact size, the SteriMed System is also appropriate for mobile facilities such as cruise  ships and naval vessels.

Cost Saving
a)    One of the lowest capital costs for comprehensive onsite medical waste systems
b)    Reduced labor time as packaging for off site transportation is eliminated
c)    No transportation costs to incineration site
d)    Our business model allows for the SteriMed Systems to be leased to U.S. facilities generating the  infectious clinical waste. This model obviates the need for capital investment by users, and should also  reduce  previous operating expenses in disposing of medical waste.
e)    Ability to fix costs for a given period of time, avoiding future price increases and surcharges, while  allowing for additional capacity at a low variable cost
f)    Energy efficient systems that consume just pennies per cycle in electricity and water

Index

Compliant with Domestic and International Regulations
a)    Enable infectious medical waste generating facilities to replace existing systems while meeting federal,  state and local environmental as well as health regulations.
b)    Proprietary, environmentally safe, 90% biodegradable chemical for disinfection which has been cleared  for use in many foreign countries and which is registered in most states.

These features are intended to make the use of the SteriMed Systems a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs. This is primarily due to federal and state regulations or the ongoing pressures to reduce their ever increasing operating costs.

Marketing Strategy

We have designed and are implementing a marketing program based upon our SteriMed Systems and its value proposition. Our overall marketing campaigns are also focused on the value statement “…..Is Green…….Saves Green……”; a statement that defines our business as one which helps our clients simultaneously achieve their goals of sustainability through environmental responsibility, and improved financial performance through the reduction in operating costs associated with waste treatment and disposal.

Our marketing strategy is driven by a sales program with a four pronged approach consisting of the following channels for product distribution: direct selling to end users of our products in the commercial market, direct selling to end users of our products in the government and defense industry, Sales to US based and foreign distributors of our products, and agent-based representatives.

Direct Selling to End Users in the Commercial Market

In the United States we employ sales personnel who are responsible for selling to a set of strategic group of key customers in our key applications. Our definition of a “key” customer group are generators of medical waste with sites which best fit the capabilities and capacity of our SteriMed Systems. Within the United States these “key” applications are dialysis centers, small hospitals, surgical centers, plasma phoresis centers, blood banks, commercial laboratories (both research and clinical) as well as independent physician group practices.

Many of these facilities are owned by regional, national or international corporations operating numerous facilities. Focusing our sales efforts on this customer profile affords us the opportunity to achieve multiple sales within the same organization and enhances our ability to service and support our customers. We are presently deploying our SteriMed Systems at several dialysis centers in the implementation of this strategy which includes two companies that are leaders in the field both domestically and overseas.

Our business marketing models in the U.S. are either lease or purchase of the SteriMed Systems. A typical SteriMed lease (which, at the customer’s option, can also include installation costs) is for a five year period. We have contacts with several leasing companies that offer this facility to our customers.

Direct Selling to End Users in the Government and Defense Industry

We have continued to build on our initiative to capture business with the government and defense industry. In Fiscal 2006, we shipped two SteriMed Juniors to the United States Department of Defense for use by the U.S. Navy. The first unit was for laboratory test and evaluation as part of the U.S. Navy’s Shipboard Medical Waste Management Program and the second unit is scheduled for shipboard evaluation in early 2007. The program for the Navy represents a significant opportunity for us in that the Navy is actively seeking a “total fleet solution” to medical waste management problems. The Navy had identified 21 potential alternative technology solution providers for medical waste treatment. Our SteriMed Junior was identified as a solution that achieved the Navy’s cost, ship impact, and performance metrics. We are actively supporting the Navy project in an attempt to earn this business which could result in the sales of multiple SteriMed systems.

In addition to these opportunities, we are actively marketing to other branches of the military, including ground based operations where the need to reduce cost and to improve the environmental impact of medical waste management are key issues.

Index

Sales to US-based and Foreign Distributors

To maximize and augment our sales efforts in the U.S., we have been actively recruiting distributors. Ideally, we are seeking local and regional distributors who will have the right to sell the SteriMed Systems and related products within their prescribed geographical areas or business sectors. In order to gain exclusivity, the distributor must commit to minimum annual purchases. The distributor is obligated to work within the guidelines and regulatory approvals set up and maintained by us.

In addition, we have a non-exclusive distribution agreement with certain divisions of Fresenius Medical Care North America (“FMC”). FMC is permitted to distribute our consumables, i.e. SterCid® and SteriMed Filter Bags throughout the U.S., Canada and the Caribbean Basin. This arrangement provides an efficient logistical system for customers to access our consumables as FMC has excellent penetration in the renal care market. FMC has numerous distributions sites throughout its territory which speeds delivery of these critical consumables to our clients, while reducing our need to provide a costly, distribution network for this supply chain solution.

Internationally, we market our SteriMed Systems both directly and indirectly through distributors. In order to gain exclusivity, the distributor must commit to minimum annual purchases. In those countries where we have distributors, it is their responsibility to market and support the sales of the SteriMed Systems at their own expense as well as obtain all regulatory approvals which will be registered in the name of MCM.

We currently have international distributorship arrangements in Australia, New Zealand, Mexico, Russia and the Caribbean.. We are negotiating with distributors, and expect to formalize agreements in 2007 with distributors in Portugal, Hungary, Greece, Italy, Spain, Colombia, and Japan.

 Agent-based Representatives

Concurrent to our direct sales in the U.S, we have been actively recruiting agents who will act as our selling representatives, thus reducing our cost of sales. We utilize the services of these agents in key states. These agents seek out opportunities for SteriMed in their local markets and are compensated for these sales through an agent based commission fee. The criteria for the selection of these agents is that they must have existing, strong, long-term relationships with clients that are within our “key” applications as defined herein.

Manufacturing

We recognize that to be successful, we need to be able to supply manufactured units that are robust, cost effective, reliable and safe.

We manufacture components for the SteriMed systems globally at several key suppliers. These components are then assembled at either our facility in Moshav Moledet, Israel or at a contract manufacturing partner. The SteriMed Junior is assembled by a third-party contract assembly company in Israel. The SteriMed is assembled in house at our engineering facility in Israel or at a contract assembly company as volume warrants. We continue to seek sub-assembly manufacturers to enable us to reduce the cost of the SteriMed Junior as well as seek alternative locations for its manufacture and/or assembly in closer proximity to our customer base.

Our assembly facility in Israel is operated under the strictest guidelines of the global quality standard of ISO 9000:2000 and ISO 14001:2004.

Approximately half of the SteriMed Systems’ components are commercially available from third-party suppliers. The remaining components are either generic with modification or customized specifically for the SteriMed. Presently we maintain an inventory of spare parts and supplies in our Ridgefield, NJ warehouse and at our facility in Moledet, Israel.

Maintenance and Customer Service

Critical to the successful use of the SteriMed Systems is the proper training of the personnel carrying

Index

out the installation, operation and service of the equipment. Our technical service staff assists clients in the installation of units and the training of their staff and on-site operators. This training program is strongly geared to safety and maintenance to assure ongoing safe and smooth operation of the unit. After installation and training, operation of the unit is monitored by our technical staff to assure proper performance. In the U.S. our technical staff is on call around the clock to assist with any questions or issues relating to the operation of our SteriMed Systems. Our goal is to minimize problems through ongoing training and strict adherence to maintenance schedules. We provide our customers with a warranty covering non-wear parts and labor for one year. In the U.S., an extended warranty program is available to our customers upon purchasing the unit.

Proprietary Rights

There exist various medical waste treatment technologies that can be combined and employed in different ways, making trademarks and patents very important pieces of intellectual property to possess in the medical waste treatment industry.

MCM acquired and/or applied for trademarks and patents for our SteriMed and Ster-Cid® products as indicated in the following tables. The validation for patents is extended to fifteen years, provided an annual fee (on renewal dates) is paid in the respective country.

MCM STERIMED - INTERNATIONAL CLASS 10 TRADEMARK:

File No.	Country	Application No.	Application Date	Trademark No.
99205	Australia	813207	11/9/1999	813207
99202	Canada	1035658	11/12/1999	TMA 596,329
99203	Common European Market Trademarks (CTM)	1380195	11/11/1999	1380195
99215	Hungary	M-9905279	11/10/1999	164682
99200	Israel	131893	11/1/1999	131893
99204	Japan	11-103144	11/12/1999	4562185
99206	Mexico	412940	2/23/2001	656603
99217	Poland	Z-209696	11/10/1999	145760
99213	Russia	99719294	11/18/1999	200276
99201	U.S.A	75/904,150	1/29/2000	2,713,884

MCM STER-CID® INTERNATIONAL CLASS 5 TRADEMARK:

File No.	Country	Application No.	Application Date	Trademark No.
99205	Australia	813207	11/9/1999	813207
99202	Canada	1035658	11/12/1999	TMA 596,329
99203	Common European Market Trademarks (CTM)	1380195	11/11/1999	1380195
99215	Hungary	M-9905279	11/10/1999	164682
99200	Israel	131893	11/1/1999	131893
99204	Japan	11-103144	11/12/1999	4562185
99206	Mexico	412940	2/23/2001	656603
99217	Poland	Z-209696	11/10/1999	145760
99213	Russia	99719294	11/18/1999	200276
99201	U.S.A	75/904,150	1/29/2000	2,713,884

Index

MCM STERIMED PATENTS & PATENT APPLICATIONS:

File No.	Country	Application No.	Application Date	Patent No.	Dates Patent Valid
9454	U.S.A	08/369,533	1/5/1995	5,620,654	4/15/1997 - 4/15/2014
9456	Canada	2,139,689	1/6/1995	2,139,689	10/5/1999 - 1/6/2015
9452	Australia	10096/95	1/9/1995	684,323	4/2/1998-1/9/2015
9453	Japan	7-011844	1/23/1995	3058401	4/21/2000- 1/27/2015
9346	Israel	108,311	1/10/1994	108,311	12/23/1999-/10/2014
9455	Europe	95630001.6	1/5/1995	EP0662346	3/28/2001 - 1/5/2015 or according to National Phase
6.1 - 2114	Austria		1/5/1995	E200039	2/15/2001-1/5/2015
6.2 - 2115	Belgium		1/5/1995	10662346	2/15/2001-1/5/2015
6.3 - 2116	Germany		1/5/1995	DE69520458T2	2/15/2001-1/5/2015
6.4 - 2117	Spain		1/5/1995	EP0662346	2/15/2001-1/5/2015
6.5 - 2118	France		1/5/1995	EP0662346	2/15/2001-1/5/2015
6.6 - 2119	United Kingdom		1/5/1995	EP(UK)662346	2/15/2001-1/5/2015
6.7 - 2120	Italy		1/5/1995	0662346	2/15/2001-1/5/2015
6.8 - 2121	Netherlands		1/5/1995	EP0662346	2/15/2001-1/5/2015

MCM STERIMED PATENT CORPORATION TREATY (“PCT”) INTERNATIONAL PHASE PATENTS -PCT/IL02/00093:

File No.	Country	Application No.	Application Date	Patent No.	Dates Valid (Patent or Application)
2338	Brazil	200300398	7/31/2003	P10206913-0	7/31/2003 - 2/4/2022
2339	Mexico	PA/a/2003/ 006946	8/4/2003	Pending	8/4/2003 - 2/4/2022
2340	Russia	2003127023	9/4/2003	Pending	9/4/2003 - 2/4/2022
2341	South Africa	2003/5602	7/21/2003	2003/5602	9/23/2003 - 2/4/2022
2342	Canada	2437219	8/1/2003	Pending	8/1/2003 - 2/4/2022
2343	China	02806986.2	9/22/2003	Pending	9/22/2003 - 2/4/2022
2712	Hong Kong	4106248.3	8/20/2004	ZL028069862	6/14/2006-2/4/2022
2344	India	01389/ chenp/03	9/2/2003	Pending	9/2/2003 - 2/4/2022
2313/354	Europe	02711185.5	9/5/2003	P210477 PCT/EP	9/5/2003- 2/4/2022
2337	Australia	2002230065	2/4/2002	Pending	2/4/2002 - 2/4/2022
2373	USA	09/824,685	4/4/2001	6494391	12/17/2002 - 4/4/2021

We maintain, in-house, a system that tracks all expiration dates for our trademarks and patents. This internal tracking system alerts us when renewal submissions are required.

Employees

Index

As of December 12, 2006, we employed 17 full time employees and 2 part-time employees, including four senior managers. Of these, 8 employees are located at our facility in Israel.

None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization. We consider our relations with employees to be good.

As the level of our activities grow, additional personnel may be required.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 4,200 square feet of office space in Hackensack, New Jersey for executive and administrative personnel pursuant to a lease that expires on September 30, 2011 at a base monthly rental of approximately $7,500, plus escalation. We also lease approximately 1,500 square feet of space in Ridgefield, NJ for warehousing and assembly at a monthly cost of $2,040 pursuant to a lease that expires on April 30, 2007.

In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $865 and the lease expires on March 31, 2007. This lease agreement is renewable annually thereafter.

ITEM 3.  LEGAL PROCEEDINGS

On May 11, 2006, the Company, MCM and George Aaron, as CEO of the Company (the “Company Defendants”) were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also named all persons who were existing stockholders of MCM at the time of our original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing stockholders at the time of the Company’s acquisition. On July 31, 2006, the Company Defendants filed an answer denying the allegations in the amended complaint. Initial discovery requests have been made. The Company Defendants continue to believe that there is no merit to the allegations contained in the amended complaint as to them, and they will vigorously defend this action.

Our independent directors have authorized us to indemnify Mr. Aaron with respect to the Sassoon litigation, subject to limitations under applicable law and our by-laws.

In July 2005, we entered into a Settlement Agreement and Polices Release with the carrier of our Directors and Company Reimbursement Polices and received a payment of $350,000 under such Policies as a settlement of our claim for expenses incurred in prior litigations with a former Caprius executive officer and director. The settlement fee received in July 2005 from the insurance company has been recorded as part of other income in the consolidated statement of operations for the year ended September 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Our Common Stock is traded on the OTC Bulletin Board since June under the trading symbol CAPS.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. These tables give retroactive effect to the Company’s 1-for-20 reverse common stock split on April 5, 2005.

Index

Common Stock	High	Low

2006 (year ended September 30, 2006)

Fourth Quarter	$0.80	$0.55
Third Quarter	1.69	0.80
Second Quarter	2.35	1.30
First Quarter	2.45	1.05

2005 (year ended September 30, 2005)

Fourth Quarter	$2.97	$2.30
Third Quarter	4.99	2.75
Second Quarter	5.40	2.60
First Quarter	3.80	2.20

We have not paid any dividends on our shares of Common Stock since inception and do not expect to declare any dividends on our Common Stock in the foreseeable future.

On September 30, 2006, there were approximately 1,000 holders of record of the Common Stock. Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

(b) Not applicable

(c) During the fourth quarter of the fiscal year ended September 30, 2006, we did not make any repurchases of our common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2006 and 2005.

Results of Operations

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Revenues generated for fiscal year ended September 30, 2006 (“Fiscal 2006”) were primarily generated by MCM product sales and rental revenues which totaled $1,069,902 for Fiscal 2006 as compared with $740,796 for fiscal year ended September 30, 2005(“Fiscal 2005”). For Fiscal 2006, three customers accounted for approximately 56% of the consolidated total revenue. For Fiscal 2005, three customers accounted for approximately 51% of the consolidated total revenue. Product sales for the Fiscal 2006 increased due to a change in the product mix of units sold together with an increase in the sales of disposables for the SteriMed units.

Consulting and royalty income from the TDM Business which was sold in 2002 to Seradyn, Inc. totaled approximately $165,600 as compared to $108,000 for fiscal years ended September 30, 2006 and 2005, respectively. The increase of approximately $58,000 was attributable to the growth in sales of the diagnostic products underlying our Royalty Agreement, as they become more widely distributed and utilized.

Cost of product sales and equipment rental income aggregated approximately $803,000 as compared to $491,000 during Fiscal 2006 and Fiscal 2005, respectively. The increased costs of approximately $312,000

Index

correlate to the increase in revenues and the absorption of certain production expenses incurred in Fiscal 2006 in order to enhance production efficiencies.

Research and development costs amounted to approximately $343,000 versus $325,000 for Fiscal 2006 and Fiscal 2005, respectively. Research and development costs are directly attributable to the development of manufacturing efficiencies for the SteriMed systems.

Selling, general and administrative `expenses totaled $3,064,000 for Fiscal 2006 versus $2,730,000 for Fiscal 2005. This increase is a result of additional personnel costs (hiring of 2 additional employees and increased benefit costs), as well as the related increase in travel and marketing expenses incurred in order to facilitate the development of additional sales markets for our units.

In 2006, management assessed the underlying fair value of the Company and determined the carrying value, including goodwill exceeded its fair value and as such management recorded an impairment charge to goodwill of $452,000. In 2005, management recorded no such charge.

Other income totaled $ 0 for Fiscal 2006 as compared to $482,200 for Fiscal 2005. Other income recorded in fiscal year 2005 resulted from the favorable settlement of certain outstanding liabilities as well as an insurance settlement of $350,000 for expenses incurred in defending prior litigations, settled in Fiscal 2005.

Interest income (expense), net totaled $29,693 for Fiscal 2006 versus ($323,026); net of interest income of approximately $30,000 for Fiscal 2005. In Fiscal 2006, we had no related debt borrowings.

The net loss totaled $3,396,041 for Fiscal 2006 versus $2,538,408 for Fiscal 2005.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents position approximated $1,069,000 versus $1,257,000 at September 30, 2005.

On February 17, 2006, we closed a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. On this financing transaction, we issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of Common Stock, together with Series A Warrants to purchase an aggregate of 223,881 shares of Common Stock at an exercise price of $1.50 per share for a period of five years, and Series B Warrants to purchase an aggregate of 447,764 shares of Common Stock at an exercise price of $2.00 per share for a period of five years. As placement fees, we issued warrants to purchase an aggregate of 119,403 shares of Common Stock at an exercise price of $1.68 per share for a period of five years and warrants to purchase an aggregate of 59,702 shares of Common Stock at an exercise price of $2.00 per share for a period of five years (see Note E of the accompanying consolidated financial statements).

Net cash used in operations for fiscal year 2006 amounted to $2,850,047. Net cash used in investing activities amounted to--- $45,507. Net cash flows provided by financing activities for Fiscal 2006 amounted to $2,707,350, which resulted from the issuance of the Series D Convertible Preferred Stock.

The net cash proceeds from the Series D equity financing provided the funds necessary to satisfy specific outstanding obligations and accrued expenses outstanding at the time of the financing and increase our marketing effort both in the US and overseas markets. These funds also enabled us to build inventory to fulfill current needs arising from our increased marketing efforts. As we start to increase our penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business. Our working capital is currently projected to meet our needs for the business through February 2007, based upon our present business plan.

We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, sale of our royalty income stream and equity offerings. However, we continue to incur significant operating losses. In addition, we are a

Index

defendant in a recently-commenced action seeking damages in excess of $400,000. Although we believe we have a meritorious defense against this lawsuit, an unfavorable outcome would have an adverse impact on us. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. If we are unable to generate sufficient cash flows from our business operations or raise additional funding to continue our operations, we will have to develop and implement a plan to reduce operating costs until sufficient additional capital is raised to support further operations. Moreover, any equity funding could be substantially dilutive to existing stockholders. There can be no assurance that such a plan will be successful. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations

Our principal contractual commitments include payments under operating leases (see Note I of the accompanying consolidated financial statements).

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

2.    Goodwill and other intangibles

Goodwill and other intangibles associated with the MCM acquisition will be subject to an annual assessment for impairment by applying a fair-value based test as of September 30. The valuation will be based upon estimates of the market value of the unit.

3.    Off-balance sheet arrangements

We have no off-balance sheet arrangements, financings or other relationships with unconsolidated entities known “Special Purpose Entities.”

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statements applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on our consolidated results of operations and financial condition.

Index

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7. “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishments, if a debt modification increases the intrinsic value of the debt. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-08 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). These pronouncements had a material impact on the Company’s consolidated results of operations and financial condition.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after

Index

November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition and are currently not in a position to determine such effect.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated results of operations and financial position.

Forward Looking Statements

We are including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, ability to raise additional capital in the next several months, delays in the manufacture of new and existing products by us or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and the location of the manufacturing in Israel. We are also subject to numerous risks relating to manufacturing, regulatory, financial resources and personnel as described below. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Risks

The medical infectious waste disposal industry is subject to extensive federal, state and local laws and regulations, both in the US and overseas. Our business requires us to obtain many different approvals and permits or other types of governmental authorizations for each jurisdiction in which we operate. In addition, there can be no assurance that business will become profitable in the future and that additional losses and negative cash flows from operations may impact our ability to raise future capital. No assurance can be given that we will be successful in obtaining additional funds, whether publicly or privately or through equity or debt. Any such financing could be highly dilutive to stockholders. Other risks that we face are more specifically defined as follows:

Manufacturing

At present, the SteriMed is manufactured at our own facility in Israel. The SteriMed Junior is currently manufactured by a third-party manufacturer in Israel. While we expect our manufacturing and product development work to continue in Israel, due to the limited capacity as well as the high costs of transportation from Israel, we continue to seek sub-assembly manufacturers to enable us to reduce the cost of the SteriMed Junior as well as alternative locations for the manufacture of our SteriMed Junior. As we receive interest from these manufacturers, we will then undertake a detailed analysis to ensure that they are sufficiently qualified to manufacture our unit and that their costs are acceptable to us. If we fail to effectively manufacture or cause the manufacture of or fail to develop a market for our SteriMed Systems, we will likely be unable to recover the

Index

losses we will have incurred in attempting to produce and market these products and technologies and may be unable to make sales or ever become profitable.

We are dependent on third-party suppliers for the components of our SteriMed and SteriMed Junior Systems and also for the Ster-Cid® disinfectant. At present there are no supply contracts in place and our requirements are fulfilled against purchase orders. There can be no assurances that we will have adequate supplies of materials. Although we believe that the required components are readily available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components.

Regulatory

The medical waste management industry is subject to extensive U.S. EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste. The use of the Ster-Cid® disinfectant in the SteriMed Systems is registered with the U.S. EPA under FIFRA; however, the SteriMed Systems are not subject to U.S. EPA registration. Our business requires us to comply with these extensive laws and regulations and also to obtain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where we sell or lease the SteriMed Systems. The SteriMed has been approved for marketing in 46 states and the SteriMed Junior in 42 states. It is our objective to obtain approvals for marketing in the remaining states. The Ster-Cid® has been registered in 50 states. Our ability to obtain such approvals in the remaining states and the timing and cost to do so, if successful, cannot be easily determined nor can the receipt of ultimate approval be assumed.

In markets outside the U.S., our ability to market the SteriMed Systems is governed by the regulations of the specific country. In foreign countries, we primarily market through distributors and we rely on them to obtain the necessary regulatory approvals to permit the SteriMed Systems to be marketed in that country. We are therefore dependent on the distributors to process these applications where required. In many of these countries, we have no direct control or involvement in the approval process, and therefore we cannot estimate when our product will be available in that market.

State and local regulations often change and new regulations are frequently adopted. Changes in the applicable regulations could require us to obtain new approvals or permits, to change the way in which we operate or to make changes to our SteriMed Systems. We might be unable to obtain the new approvals or permits that we require and the cost of compliance with new or changed regulations could be significant. In the event we are not in compliance, we can be subject to fines and administrative, civil or criminal sanctions or suspension of our business.

The approvals or permits that we require in foreign countries may be difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need (or at all). If we cannot obtain the approval or permits that we need when we need them, or if they contain unfavorable conditions, it could substantially impair our ability to sell the SteriMed Systems in certain jurisdictions or to import the system into the United States.

Intellectual Property

We regard certain aspects of our products, processes, services and technology as proprietary, and we have trademarks and patents for certain aspects of the SteriMed Systems. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. Our proprietary rights to Ster-Cid® relate to an exclusive worldwide license that we had obtained from a third party manufacturer in Europe to purchase the Ster-Cid® disinfectant. The patent positions of medical waste technology companies generally involve complex legal and factual questions. While patents are important to our business, the regulatory approvals are more critical in permitting us to market our products. We may also apply in the future for patent protection for uses, processes, products and systems that we develop. There can be no assurance that any future patent for which we apply will be issued, that any existing patents issued will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide any competitive advantage, that third-parties will not infringe or

Index

misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or require us to develop appropriate alternative technology. There can be no assurance that any such licenses would be available on acceptable terms or at all, or that we could develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on our business and profitability.

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

Competition

There are numerous methods of handling and disposing of RMW, of which our technology is one of the available systems. We believe that our SteriMed Systems, due to their ability to be used on site, competitive cost and ease of use, offer a significant advantage over RMW systems offered by our competitors. We realize, however, there can be no assurance that a different or new technology may not supplant us in the market. Further, we cannot guarantee that in the event that we are successful in the deployment of our systems in the marketplace, the predominant companies in the field, which have substantially greater resources and market visibility than us, will not try to develop similar systems.

Liability

The malfunction or misuse of our SteriMed Systems may result in damage to property or persons, as well as violation of various health and safety regulations, thereby subjecting us to possible liability. Although our insurance coverage is in amounts and deductibles customary in the industry, there can be no assurance that such insurance will be sufficient to cover any potential liability. We currently retain a claims made worldwide product liability insurance policy. Further, in the event of either adverse claim experience or insurance industry trends, we may in the future have difficulty in obtaining product liability insurance or be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all. In addition, there can be no assurance that insurance will adequately cover any product liability claim against us. A successful product liability, environmental or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and operations. To date, no claims have been made against us. We believe that our insurance coverage is adequate to cover any claims made, and we review our insurance requirement with our insurance broker on an annual basis.

Index

Financial

We require additional capital, whether debt or equity, in the near future in order to maintain our operations. We raised gross proceeds of $3.0 million in a placement of Series D Convertible Preferred Stock in the second quarter of fiscal 2006. These funds were utilized to support our marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for our manufacturing purposes. The net proceeds from this placement should fulfill our capital needs through February 2007, based upon our present business plan. In the event we are unable to achieve rapid market penetration in the near term, secure regulatory approvals or build inventory available for immediate delivery, our ability to secure additional funding could be severely jeopardized. Therefore, we are currently exploring the possibility of selling our royalty income stream. No assurance can be given that we will be successful in obtaining additional funds, whether publicly or privately or through equity or debt. Any such financing could be highly dilutive to stockholders. The failure to raise additional capital would cause us to reduce operations and raise questions about our ability to continue as a going concern.

In the past, we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely affect our financial condition. For the years ended September 30, 2006 and September 30, 2005, we experienced net losses of approximately $3.4 and $2.5 million from operations respectively. Further, we have incurred negative cash flows from operations of approximately $2.9 million for each of the years ended September 30, 2006 and 2005, respectively. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse effect on our financial condition

Our working capital balance decreased slightly to $1,653,302 at September 30, 2006 as compared to $1,705,187 as of September 30, 2005. This balance is still lower than our optimal requirements which may continue to impact our ability to produce Sterimed units and attract new customers, and could have a material adverse effect on our business.

Personnel

Our success is highly dependent on the continued efforts of George Aaron, Chairman, Dwight Morgan President and Chief Executive Officer, and Jonathan Joels, Chief Financial Officer, Treasurer and Secretary, who are our key management persons. Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense. Neither Mr. Aaron, Mr. Morgan, nor Mr. Joels plan to retire or leave us in the near future. However, there can be no assurance that we will be successful in attracting and/or retaining key personnel in the future. Our failure to do so could adversely affect our business and financial condition. We do not have employment agreements with or carry any “key-man” insurance on the lives of any of our officers or employees.

ITEM 7.  FINANCIAL STATEMENTS

Index

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

  ITEM 8A.    CONTROLS & PROCEDURES

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2006 have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended September 30, 2006.

ITEM 8B.    OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

As of December 12, 2006, the directors and executive officers of the Company were:

Name	Age	Position
George Aaron	54	Chairman of the Board
Dwight Morgan	45	President and Chief Executive Officer
Jonathan Joels	50	Chief Financial Officer, Treasurer, Secretary and Director
Elliott Koppel	62	VP Sales and Marketing
Jeffrey L. Hymes, M.D. (1)(2)	54	Director
Kenneth C. Leung	62	Director
Sol Triebwasser, Ph.D. (1)(2)	85	Director
____________________
(1)  Member of the Audit Committee
(2)  Member of the Compensation/Option Committee

Index

The principal occupations and brief summary of the background of each Director and executive officer is as follows:

George Aaron. Mr. Aaron has been Chairman of the Board since June 1999. Mr. Aaron also served as President and CEO from 1999 to November 2006 and had previously served as a Director on the Board of the Company from 1992 until 1996. From 1992 to 1998, Mr. Aaron was the co-Founder and CEO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. of which he remains a Director. Mr. Aaron also serves on the Board of Directors of DeveloGen AG, who merged with Peptor Ltd. (the company that had acquired Portman Pharmaceuticals). From 1983 to 1988, Mr. Aaron was the Founder and CEO of Technogenetics Inc. (a diagnostic company). Prior to 1983, Mr. Aaron was Founder and Partner in Portman Group, Inc. and headed international business development at Schering Plough. Mr. Aaron is a graduate of the University of Maryland.

Dwight Morgan. Mr. Morgan has been President and CEO of the Company since November 2006. Mr. Morgan has served as our Chief Engineering Consultant since 2003.  From 1999 to 2003, he was a founder, President and Chief Operating Officer of POM Group, which had developed an alternative metal fabricating technology. For 17 years to 1999, he served in various management positions at FANUC Robotics North America, with his last position being General Manager - Automation System Group.  Mr. Morgan began his career in 1982 as a systems engineer at General Motor Technical Center. Mr. Morgan is a member of the Michigan Economic Development Corporation’s Advanced Manufacturing Strategic Roundtable and is Chairman of the Corporate Development Committee of the American Diabetes Corporation. Mr. Morgan received a BS in Mechanical Engineering from Cornell University.

Jonathan Joels. Mr. Joels has been CFO, Treasurer and Secretary of the Company since June 1999. From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. Mr. Joels’ previous experience included serving as a principal in Portman Group, Inc., CFO of London & Leeds Corp. and Chartered Accountant positions with both Ernst & Young and Hacker Young between 1977 and 1981. Mr. Joels qualified and was admitted as a Chartered Accountant to the Institute of Chartered Accountants in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London.

Elliott Koppel. Mr. Koppel has been VP of Marketing and Sales of the Company since June 1999. From 1996 to June 1999 he served as CEO of ELK Enterprises, a consulting and advertising company for the Medical Device industry. From 1993 to 1996, he was VP Sales and Marketing for Clark Laboratories Inc. From 1992 to 1993, Mr. Koppel was Director of the Immunology Business Unit at Schiapparelli BioSystems. From 1990 to 1992, he was VP of Sales and Marketing at Enzo BioChem. From 1986 to 1990, Mr. Koppel was VP of Clinical Sciences, Inc. Between 1974 and 1986 he held the positions of Sales Representative, Regional Manager, and International Marketing Manager at Warner Lambert Diagnostics. Prior to 1974 Mr. Koppel was Sales Representative and Product Manager with Ortho Diagnostics. Mr. Koppel has a BS in Commerce from Rider University.

Jeffrey L. Hymes, M.D. Dr. Hymes has been a Director of the Company since May 2004. In 1998 Dr. Hymes co-founded National Nephrology Associates (NNA), a privately held dialysis company, and until its acquisition by Renal Care Group in April 2004 he had served as NNA’s President and Chief Medical Officer. Prior to that time, Dr. Hymes was a co-founder of REN Corporation, a publicly traded dialysis company that was sold to GAMBRO in 1995. Dr. Hymes is currently the President of Nephrology Associates, P.C., Nashville, TN, a 19-physician nephrology practice. Dr. Hymes is a graduate of Yale College and received his MD degree from the Albert Einstein College of Medicine of Yeshiva University.

Kenneth C. Leung. Mr. Leung has been a Director of the Company since December 6, 2006. Since 1995, Mr. Leung has been a Managing Director of Sanders Morris Harris Group and is engaged in investment banking in environmental and alternative energy, and is the Chief Investment Officer of its Environmental Opportunity Funds. From 1978 to 1994, Mr. Leung had served as a Managing Director at Smith Barney, and for more than ten years prior he served in different positions at other investment banking institutions. He currently serves as Chairman of the Board of American Ecology Corp., (NASDAQ: ECOL), and a director of SystemOne Technologies Inc.(other OTC: STEK.PK) and AeroGrowth International, Inc. Mr. Leung received an MBA in Finance from Columbia University and a BA in History from Fordham University.

Index

Sol Triebwasser, Ph.D. Dr. Triebwasser has been a Director of the Company since 1984. Until his retirement in 1996, Dr. Triebwasser was Director of Technical Journals and Professional Relations for the IBM Corporation in Yorktown Heights New York, which he joined after receiving his Ph.D. in physics from Columbia in 1952. He had managed various projects in device research and applications at IBM, where he is currently a Research Staff member emeritus. Dr. Triebwasser is a fellow of the Institute for Electrical and Electronic Engineers, the American Physical Society and the American Association for the Advancement of Science.

Mr. Aaron and Mr. Joels are brothers-in-law.

The Board of Directors met either in person or telephonically five times in the fiscal year ended September 30, 2006. Each of the Directors attended at least 75% of the meetings.

The Board of Directors has standing Audit and Compensation/Option Committees.

The Audit Committee reviews with our independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee met six times during the fiscal year ended September 30, 2006.

The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers our Stock Option Plans.

Compensation of Directors

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee thereof. Effective March 2006, the Board approved an increase for Dr. Hymes’ non-employees director fee to $20,000 annually payable $5,000 quarterly, which is commensurate with the fee being received by Dr. Triebwasser. On January 4, 2006, we granted options for the purchase of 20,000 shares each of common stock exercisable at $2.20 per share under our 2002 Stock Option Plan to Dr. Triebwasser and Dr. Hymes. On December 1, 2006, we granted options for the purchase of 20,000 shares each of common stock at an exercise price of $0.55 per share subject to stockholder approval of an increase in the number of shares of common stock underlying our 2002 Stock Option Plan, to Dr. Triebwasser and Dr. Hymes. On December 6, 2006, we granted options for the purchase of 20,000 shares of common stock subject to stockholder approval of an increase in the number of shares of common stock underlying the Company’s 2002 Stock Option Plan, to Mr. Leung upon him becoming a director. All of these options are for a 10 year term, vesting after six months from grant as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months.

Compliance with Section 16 (a)

Based solely in our review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2006, there was compliance with Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2006.

Index

Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
George Aaron Chairman, President/CEO	2006 2005 2004	240,000 240,000 240,000	-0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Jonathan Joels CFO	2006 2005 2004	220,000 176,000 176,000	-0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0-
Elliott Koppel VP Sales & Marketing	2006 2005 2004	92,000 92,000 92,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

We do not have any written employment agreements with any of our executive officers. Mr. Aaron, Mr. Joels and Mr. Koppel have been paid annual base salaries of $240,000, $220,000, and $92,000 respectively and we lease automobiles for Messrs. Aaron and Joels in amounts not to exceed $1,000 and $750 per month, respectively, and also pay their automobile operating expenses. Mr. Koppel is reimbursed $700 per month for automobile expenses excluding insurance. Messrs. Aaron, Joels and Koppel are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies.

On November 13, 2006, Mr. Dwight Morgan was appointed as President & CEO at an annual base salary of $250,000. In addition, Mr. Morgan received a sign-on bonus of $20,000 as well as a car allowance of $1,000 per month. Upon commencement of his employment, Mr. Morgan was granted an option for 350,000 shares of our common stock at an exercise price of $0.60 per share (the fair market value on the date of grant), with vesting after six months as to 1/8 of the options granted and the balance vesting at 1/48 per month (of the total granted) over the next 42 months under our 2002 Stock Option Plan. Options for 206,050 of the 350,000 shares are subject to stockholder approval of an increase in the number of shares of common stock underlying the Plan.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. As of September 30, 2006, under our 401(k) plan there was no matching contribution by the Company.

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh)	Expiration Date
George Aaron	-0-	-0-	-0-	-0-
Jonathan Joels	-0-	-0-	-0-	-0-
Elliott Koppel	-0-	-0-	-0-	-0-

Index

Fiscal Year End Option Value
Name	Number of Securities Underlying Unexercised Options at Sept. 30, 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Sept. 30, 2006 Exercisable ($)
George Aaron	36,660/83,340	$-0-
Jonathan Joels	36,660/83,340	$-0-
Elliott Koppel	24,165/20,835	$-0-

Stock Option Plan

In May 2002 our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at our stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants. Between October 1, 2006 and December 1, 2006, options were granted under the 2002 Plan for an aggregate of 460,000 shares, of which 266,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan. On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of Common Stock reserved for issuance thereunder, subject to stockholder approval. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On January 4, 2006, we granted options for the purchase of an aggregate of 458,000 shares (consisting of 393,000 to employees/directors and 65,000 to non-contractual consultants) of common stock under the Company’s 2002 Amended Stock Option Plan. These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $2.20 per share.

During 1993, we adopted an employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors’ stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock. The exercise price for shares granted under the Directors’ plan cannot be less than the fair market value of the stock on the date of the grant. The 1993 plan expired May 25, 2003. As of September 30, 2006, there remain options for 31,500 shares outstanding there under, which terminate in 2010.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2006 members of the Company’s Compensation/Option Committee were Sol Triebwasser, Ph.D. and Jeffrey Hymes, M.D., neither is an executive officer or employee of the Company or its subsidiaries.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                     STOCKHOLDER MATTERS

The following table sets forth, as of December 8, 2006, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than

Index

five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

Name of Beneficial Owner*	Position with Company	Amount and Nature of Beneficial Ownership (1) of Common Stock	Amount of Nature and Beneficial Ownership (1) of Preferred Stock	Percentage of Securities ***
Austin W. Marxe and David M. Greenhouse 527 Madison Ave. NY, NY 10002	Holder of over five percent	2,961,342 (2)	806,430	55.1%
Bonanza Master Fund Ltd. 300 Crescent Ct Ste. 250 Dallas, TX 75201	Holder of over five percent	2,060,665 (3)	1,142,900	38.3%
General Electric Company Medical Services Division 3000 No. Grandview Blvd. Waukesha WI 53188	None	57,989 (4)	27,000	1.5%
Shrikant Mehta Combine International 354 Indusco Court Troy, Michigan 48083	Holder of over five percent	210,894	-	5.6%
George Aaron	Chairman of the Board	282,911 (5)	-	7.4%
Jonathan Joels	Director; Chief Financial Officer; Vice President; Treasurer; Secretary	278,125 (6)	-	7.2%
Dwight Morgan	President & CEO	9,160 (7)		**
Elliott Koppel	VP Sales & Marketing	30,169 (8)	-	**
Sol Triebwasser, Ph.D.	Director	9,650 (9)	-	**
Jeffrey L. Hymes, M.D.	Director	8,330 (10)	-	**
Kenneth C. Leung	Director	- (11)	-	**
All executive officers and Directors as a group (7 persons)		618,345 (12)	-	15.7%

_____________
*
Address of all holders except Austin W. Marxe, David M. Greenhouse. Bonanza Master Fund Ltd., General Electric Company and Mr. Mehta is c/o Caprius Inc., One University Plaza, Suite 400, Hackensack, NJ 07601.

**	Less than one percent (1%)
***	Does not include the Series B Preferred Stock, as it is non-voting except on matters directly related to such series.

(1)
Includes voting and investment power, except where otherwise noted. The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2006 pursuant to stock options, warrants and convertible securities.

Index

(2)
Consists of (i) 1,034,482 shares, 581,703 shares underlying warrants presently exercisable and 604,830 shares underlying Series D Convertible Preferred Stock held by Special Situations Private Equity Fund, L.P., (ii) 317,037 shares, 178,307 shares underlying warrants presently exercisable and 185,480 shares underlying Series D Convertible Preferred Stock held by Special Situations Fund III, QP, L.P. and (iii) 27,790 shares, 15,593 shares underlying warrants presently exercisable and 16,120 shares underlying Series D Preferred Stock held by Special Situations Fund III, L.P. MGP Advisors Limited (“MGP”) is the general partner of Special Situations Fund III, QP, L.P. and Special Situations Fund III, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM and MG. Through their control of MGP, AWM, and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(3)	Consists of (i) 470,000 shares, (ii) 447,765 shares underlying warrants presently exercisable and 1,142,900 shares underlying Series D Convertible Preferred Stock.

(4)	Includes 57,989 shares underlying 27,000 shares of Series B Preferred Stock.

(5)
Includes (i) 353 shares in retirement accounts, (ii) 8,199 shares underlying warrants presently exercisable, (iii) 5 shares jointly owned with his wife and (iv) 42,900 shares underlying options presently exercisable, and excludes 77,100 shares underlying options which are currently not exercisable.

(6)
Includes (i) 48,000 shares as trustee for his children, (ii) 8,616 shares underlying warrants presently exercisable, (iii) 42,900 shares underlying options presently exercisable, (iv) 17,241 shares in a retirement account, and excludes 77,100 shares underlying options which are currently not exercisable.

(7)
Includes 9,160 shares underlying options presently exercisable and excludes 174,790 shares underlying options which are currently not exercisable and 206,050 shares underlying options which are currently not exercisable and subject to shareholder approval.

(8)	Includes (i) 3,894 shares underlying warrants and (ii) 25,725 shares underlying options presently exercisable, and excludes 19,275 shares underlying options which are currently not exercisable.

(9)
Includes 9,580 shares underlying options presently exercisable, and excludes 15,420 shares underlying options which are currently not exercisable and 20,000 shares underlying options which are currently not exercisable and subject to shareholder approval.

(10)
Includes 8,330 shares underlying options presently exercisable, and excludes 15,420 shares underlying options which are currently not exercisable and 20,000 shares underlying options which are currently not exercisable and subject to shareholder approval.

(11)	Excludes 20,000 shares underlying options which are currently not exercisable and subject to shareholder approval.

(12)	Includes (i) 20,709 shares underlying warrants and (ii) 138,595 shares underlying options presently exercisable, and excludes 585,155 shares underlying options which are currently not exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first two quarters of fiscal 2005, we received advances in the principal amount of $145,923 through short term loans until additional equity funding was secured. The lenders also received warrants to purchase 7,295 shares of common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels and Koppel who advanced $64,000, $62,357 and

Index

$19,566, respectively. As a condition of this financing the holders of the Notes exchanged 50% of our indebtedness for 728 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 were paid the balance of their notes inclusive of interest.

We believe that the above referenced transactions were made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to Registrant’s Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-11914.

2.1
Agreement and Plan of Merger, dated January 20, 1997, by and among Registrant, Medial Diagnostics, Inc. (“Strax”), Strax Acquisition Corporation and US Diagnostic Inc. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-K filed January 23, 1997).

2.2
Agreement and Plan of Merger dated as of June 28, 1999 among Registrant, Caprius Merger Sub, Opus Diagnostics Inc. (“Opus”), George Aaron and Jonathan Joels (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed July 1, 1999 (the “July 1999 Form 8-K”)).

3.1
Certificate of Incorporation of Registrant. (incorporated by reference to Exhibit 3 filed with Registrant’s Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 033-40201) (“Registrant’s Form S-2”)).

3.2	Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4, filed October 9, 1997(File No. 333-37481)).
3.3
Amendment to Certificate of Incorporation of Registrant, filed August 31, 1995, (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K for an event of August 31, 1995 (the “August 1995 Form 8-K”)).

3.4
Amendment to Certificate of Incorporation of Registrant, filed September 21, 1995 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the nine months ended September 30, 1995 (the “ANMR 1995 Form 10-K”)).

3.5	Certificate of Designation of Series A Preferred Stock of the Registrant (incorporated by reference to the Registrant’s Form 8-K, filed on March 31, 1996).
3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed September 2, 1997).
3.7
Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed for an event of February 15, 2005 (the “February 2005 Form 8-K”)).

3.8
Certificate of Designations Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed for an event of February 17, 2006 (the “February 2006 Form 8-K”)).

3.9	Certificate of Merger, filed on June 28, 1999 with the Secretary of State of the State of Delaware. (incorporated by reference to Exhibit 3.1 of Form 8-K dated June 28, 1999).

Index

3.10	Certificate of Amendment to Certificate of Incorporation, Filed April 1, 2005 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed April 5, 2005 (the “April 2005 Form 8-K”).
3.11	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Form S-4).
4.1
Form of Warrant issued to certain employees in connection with Registrant’s Bridge Financing in March 2000 (incorporated by reference to Exhibit 4.7 to Registrant’s July 2000 Form SB-2, filed July 26, 2000 (File No. 333-42222)).

4.2
Form of Series A Warrant from Registrant’s April 2000 private placement of Units (the “April Private Placement”) (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed April 28, 2000 (the “April 2000 Form 8-K”)).

4.3	Form of Series B Warrant from the April Private Placement (incorporated by reference to Exhibit 10.3 to Registrant’s April 2000 Form 8-K).
4.4
Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the fiscal quarter ended March 31, 2001).

4.5	Form of 2005 Series A Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.1 to Registrant’s February 2005 Form 8-K).
4.6	Form of 2005 Series B Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.2 to Registrant’s February 2005 Form 8-K).
4.7	Form of Dealer Warrant (granted February 15, 2005) (incorporated by reference to Exhibit 4.3 to Registrant’s February 2005 Form 8-K).
4.8	Form of Lock-Up Agreement with George Aaron and Jonathan Joels (incorporated by reference to Exhibit 4.4 to Registrant’s February 2005 Form 8-K).
4.9	Form of 2006 Series A Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.1 to Registrant’s February 2006 Form 8-K).
4.10	Form of 2006 Series B Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.2 to Registrant’s February 2006 Form 8-K).
4.11	Placement Agent Warrant, dated February 17, 2006 (incorporated by reference to Exhibit 4.3 to Registrant’s February 2006 Form 8-K).
4.12	Placement Agent Warrants, dated February 17, 2006 (incorporated by reference to Exhibit 4.1 to Registrant’s March 2006 Form 8-K/A-1).
10.1.1
Registration Rights Agreement, dated August 18, 1997, between Registrant and General Electric Company (“GE”) (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed September 2, 1997 (the “September 1997 Form 8-K”)).

10.1.2	Stockholders Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.3 to Registrant’s September 1997 Form 8-K).
10.1.3	Settlement and Release Agreement, dated August 18, 1997, between the Registrant and GE (incorporated by reference to Exhibit 10.4 to Registrant’s September 1997 Form 8-K).

Index

10.1.4	License Agreement, dated August 18, 1997, between Registrant and GE (incorporated by reference to Exhibit 10.4 to Registrant’s September 1997 Form 8-K).
10.2.1	Form of Option Agreement granted to Shrikant Mehta with respect to the April Private Placement (incorporated by reference to Exhibit 10.17 to Registrant’s 2000 Form SB-2).
10.3.1
Purchase and Sale Agreement, dated as of October 9, 2002, Among Registrant, Opus and Seradyn, Inc. (“Seradyn”) (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of October 9, 2002 (the “October 2002 Form 8-K”)).

10.3.2	Royalty Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.2 to Registrant’s October 2002 Form 8-K).
10.3.3	Non-compete Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.3 to Registrant’s October 2002 Form 8-K).
10.3.4	Consulting Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.4 to Registrant’s October 2002 Form 8-K).
10.4.1
Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of December 17, 2002 (the “December 2002 Form 8-K”).

10.4.2
Stockholders Agreement, dated December 17, 2002, among M.C.M. Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant’s December 2002 Form 8-K).

10.4.3	Form of Unsecured Promissory Notes, issued for the short-term Loan (incorporated by reference to Exhibit 10.13.3 to Registrant’s September 2002 Form 10-KSB.)
10.4.4	Form of Subscription Agreement relating to the short-term Loan (incorporated by reference to Exhibit 10.13.4 to Registrant’s September 2002 Form 10-KSB).
10.4.5	Form of Common Stock Purchase Warrant relating to the short-term Loan (incorporated by reference to Exhibit 10.13.5 to Registrant’s September 2002 Form 10-KSB).
10.5	Form of Common Stock Warrant relating to Line of Credit (incorporated by reference to Exhibit 10.14 to Registrant’s September 2002 Form 10-KSB).
10.6.1
Securities Purchase Agreement, among Registrant and investors dated as of April 26, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of April 27, 2004 (the “April 2004 Form 8-K”)).

10.6.2	Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Registrant’s April 2004 Form 8-K).
10.6.3	Security and Pledge Agreement by the Registrant in favor of CAP Agent Associates, LLC, dated April 26, 2004 (incorporated by reference to Exhibit 10.3 to Registrant’s April 2004 Form 8-K).
10.6.4
Registration Rights Agreement, dated April 26, 2004, between Registrant and the purchasers of the Notes, and Sands Brothers International Ltd. (“SBIL”) (incorporated by reference to Exhibit 10.4 to Registrant’s April 2004 Form 8-K).

10.6.5	Dealer Agreement, dated April 12, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.5 to Registrant’s April 2004 Form 8-K).

Index

10.6.6	Common Stock Purchase Warrant Agreement, dated April 26, 2004, between Registrant and SBIL (incorporated by reference to Exhibit 10.6 to Registrant’s April 2004 Form 8-K).
10.7.1
Form of Secured Promissory Note issued for the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.1 Registrant’s Form 10-KSB for fiscal year ended September 30, 2003 (the “2003 Form 10-KSB”)).

10.7.2	Form of Common Stock Purchase Warrant relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.2 to Registrant’s 2003 Form 10-KSB).
10.7.3	Form of Guaranty and Security Agreement relating to the short-term Bridge Loans (incorporated by reference to Exhibit 10.11.3 to Registrant’s 2003 Form 10-KSB).
10.8
License and Manufacturing Agreement between M.C.M. Environmental Technologies Inc. and CID Lines, dated November 26, 2002 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registrant’s September 2004 Form SB-2, filed November 5, 2004 (File No. 333-118869) (“November 2004 Form SB-2/A-1”)).

10.9
Distribution Agreement between M.C.M. Environmental Technologies, LTD and Euromedic Group, dated November 1, 2002 (incorporated by reference to Exhibit 10.15 to Registrant’s November 2004 Form SB-2/A-1).

10.10
Distribution Agreement between M.C.M. Environmental Technologies, LTD and Lysmed, L.L.C., dated January 12, 2001 (incorporated by reference to Exhibit 10.16 to Registrant’s November 2004 Form SB-2/A-1).

10.11.1
Purchase Agreement for the sale of 45,000 shares of Series C Mandatory Convertible Preferred Stock and Series A and Series B warrants (incorporated by reference to Exhibit 10.1 to Registrant’s February 2005 Form 8-K).

10.11.2	Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and investors (incorporated by reference to Exhibit 10.2 to Registrant’s February 2005 Form 8-K).
10.11.3	Amendment and Conversion Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.3 to Registrant’s February 2005 Form 8-K).
10.11.4	Exchange Agreement, dated February 15, 2005, by and among the Registrant and certain lenders (incorporated by reference to Exhibit 10.4 to Registrant’s February 2005 Form 8-K).
10.11.5	Registration Rights Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.5 to Registrant’s February 2005 Form 8-K).
10.12.1	Financial Advisory Agreement, dated January 11, 2005, between the Registrant and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 10.6.1 to Registrant’s February 2005 Form 8-K).
10.12.2	Amendment to Financial Advisory Agreement, dated February 9, 2005 (incorporated by reference to Exhibit 10.6.2 to Registrant’s February 2005 Form 8-K).
10.13
Settlement Agreement and Policies Release by and among Admiral Insurance Company and Registrant and certain Caprius directors and officers including George Aaron, Jonathan Joels, Shrikant Mehta and Sanjay Mody (incorporated by reference to Exhibit 10.1 to Registrant’s June 30, 2005 Form 10-QSB).

Index

10.14	Form of Agreement of Lease between Venture Hackensack Holding, Inc. and Caprius, Inc. dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s December 31, 2005 Form 10-QSB.)
10.15.1	Purchase Agreement for sale of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Registrant’s February 2006 Form 8-K).
10.15.2	Registration Rights Agreement, dated February 16, 2006, by and among Registrant and the purchasers (incorporated by reference to Exhibit 10.2 to Registrant’s February 2006 Form 8-K).
10.16	Form of Letter Agreement, dated October 30, 2006, between the Caprius, Inc. and Dwight Morgan (incorporated by reference to Registrant’s November 2006 Form 8-K).
21*	List of Company’s subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 - Certification
32.2*	Section 1350 - Certification

* Filed herewith

(b)	Reports on Form 8-K:

   None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	September 30,
	2006	2005
AUDIT FEES	$117,750	$103,560
TAX FEES	-0-	-0-
AUDIT RELATED FEES	-0-	-0-
TOTAL FEES	$117,750	$103,560

The Audit Fees as stated above represent professional services rendered in regards to our Form #10-KSB, Form 10-QSB filings, Form S-8 and the Form SB-2 Registration Statements.

Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December 2006.

CAPRIUS, INC.
By:	/s/ Jonathan Joels
Jonathan Joels, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dwight Morgan	President & CEO	December 19, 2006
Dwight Morgan
/s/ Jonathan Joels	Director, CFO and Treasurer	December 19, 2006
Jonathan Joels
/s/ George Aaron	Chairman of the Board	December 19, 2006
George Aaron
/s/ Jeffrey L. Hymes	Director	December 19, 2006
Jeffrey L. Hymes, M.D.
/s/ Sol Triebwasser	Director	December 19, 2006
Sol Triebwasser, Ph.D.
/s/ Kenneth C. Leung	Director	December 19, 2006
Kenneth C. Leung

Index

CAPRIUS, INC. AND SUBSIDIARIES

I N D E X

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Caprius, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Caprius, Inc. and Subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and Subsidiaries as of September 30, 2006, and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum & Kliegman LLP
New York, New York
November 17, 2006

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$1,068,954
Accounts receivable, net of reserve for bad debts of $ 5,163	249,761
Inventories, net	952,116
Total current assets	2,270,831

Property and Equipment:
Office furniture and equipment	230,604
Equipment for lease	23,500
Leasehold improvements	29,003
283,107
Less: accumulated depreciation	202,781
Property and equipment, net	80,326

Other Assets:
Goodwill	285,010
Intangible assets, net	120,083
Other	20,770
Total other assets	425,863

Total Assets	$2,777,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$383,458
Accrued expenses	59,402
Accrued compensation	174,669
Total current liabilities	617,529

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 241,933 shares	3,000,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,322,798 shares and
outstanding 3,321,673 shares	33,228
Additional paid-in capital	74,001,747
Accumulated deficit	(77,573,234)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	2,159,491

Total Liabilities and Stockholders' Equity	$2,777,020

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30, 2006	September 30, 2005

Revenues:
Product sales	$1,069,902	$727,491
Equipment rental income	-	13,305
Consulting and royalty fees	165,567	108,006
Total revenues	1,235,469	848,802

Operating Expenses:
Cost of product sales and equipment rental income	802,532	490,827
Research and development	342,587	325,486
Selling, general and administrative; includes stock based
compensation of $52,642 in 2006	3,064,084	2,730,071
Impairment of goodwill	452,000	-
Total operating expenses	4,661,203	3,546,384

Operating loss	(3,425,734)	(2,697,582)

Other income	-	482,200
Interest income	29,693	30,477
Interest expense	-	353,503
Net loss	(3,396,041)	(2,538,408)

Deemed Dividend - Series D Convertible Preferred Stock	(1,317,061)	-
Beneficial Conversion Feature - Series C Convertible Preferred Stock	-	(124,528)

Net loss attributable to common stockholders	$(4,713,102)	$(2,662,936)

Net loss per basic and diluted common share	$(1.42)	$(1.16)

Weighted average number of common shares outstanding, basic and diluted	3,321,673	2,288,543

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series B Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
	Number		Number		Number		Number		Additional		Number		Total Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-in Capital	Accumulated Deficit	of Shares	Amount	Equity (Deficiency)

Balance, October 1, 2004	27,000	$2,700,000	-	$-	-	$-	1,023,453	$10,235	$68,031,614	$(71,638,785)	1,125	$(2,250)	$(899,186)

Issuance of Series C Manadatory Convertible			45,000	4,500,000					(434,966)				4,065,034
Preferred Stock

Conversion of secured convertible notes			21,681	2,168,100									2,168,100
and bridge financing into Series C Mandatory
Convertible Preferred Stock

Conversion of Series C Preferred into			(66,681)	(6,668,100)			2,299,345	22,993	6,645,107				-
common stock

Net loss										(2,538,408)			(2,538,408)

Balance, September 30, 2005	27,000	$2,700,000	-	$-	-	$-	3,322,798	$33,228	$74,241,755	$(74,177,193)	1,125	$(2,250)	$2,795,540

Issuance of Series D Convertible Preferred					241,933	3,000,000			(292,650)				2,707,350
Stock, net

Grant of stock options to Consultants									52,642				52,642
for Services

Net loss										(3,396,041)			(3,396,041)

Balance, September 30, 2006	27,000	$2,700,000	-	$-	241,933	$3,000,000	3,322,798	$33,228	$74,001,747	$(77,573,234)	1,125	$(2,250)	$2,159,491

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:

Net loss	$(3,396,041)	$(2,538,408)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	165,220
Amortization of deferred financing costs	-	89,542
Depreciation and amortization	177,671	310,693
Impairment of goodwill	452,000	-
Stock based compensation expense	52,642	-
Interest on secured convertible notes	-	95,300
Changes in operating assets and liabilities:
Accounts receivable, net	(122,509)	(53,769)
Inventories, net	(283,500)	108,079
Other assets	29,758	(14,536)
Accounts payable and accrued expenses	239,932	(1,100,161)
Net cash used in operating activities	(2,850,047)	(2,938,040)

Cash Flows from Investing Activities:

Proceeds from sale of Strax business	-	66,000
Acquisition of property and equipment	(42,147)	(32,139)
Increase in security deposit	(3,360)	(4,080)
Net cash (used in) provided by investing activities	(45,507)	29,781

Cash Flows from Financing Activities:

Proceeds from short term loan	-	100,000
Repayment of short term loan	-	(100,000)
Proceeds from short term loans - related party	-	145,923
Repayment of short term loans - related party	-	(73,123)
Net proceeds from issuance of Series C Preferred Stock	-	4,065,034
Net proceeds from issuance of Series D Preferred Stock	2,707,350	-
Net cash provided by financing activities	2,707,350	4,137,834

Net (decrease) increase in cash and cash equivalents	(188,204)	1,229,575

Cash and cash equivalents, beginning of year	1,257,158	27,583

Cash and cash equivalents, end of year	$1,068,954	$1,257,158

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$49,541
Cash paid for income taxes	$3,110	$192,672

Non Cash Investing and Financing Activities:

Transfer of net book value of certain equipment for leases to inventory	$-	$66,177
Conversion of secured convertible notes into equity	$-	$1,500,000
Conversion of notes payable -related party into equity	$-	$500,000
Conversion of short-term loans payable - related party into equity	$-	$72,800

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(NOTE A) - Business and Basis of Presentation

Caprius, Inc. and Subsidiaries (“Caprius” or the “Company”) was founded in 1983 and through June 1999 essentially operated in the business of medical imaging systems as well as healthcare imaging and rehabilitation services. On June 28, 1999, the Company acquired Opus Diagnostics Inc. (“Opus”) and began manufacturing and selling medical diagnostic assays constituting the Therapeutic Drug Monitoring (“TDM”) Business. After the close of the 2002 fiscal year, ended September 30, 2002, the Company made major changes in its business through the sale of the TDM Business and the purchase of a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste. Until the end of 2003 fiscal year ended September 30, 2003, the Company continued to own and operate a comprehensive imaging center located in Lauderhill, Florida. On September 30, 2003, the Company completed the sale of the Strax Institute (“Strax”) to Eastern Medical Technologies. The sale consisted of the business of the Strax Institute comprehensive breast imaging center located in Lauderhill, Florida. During the fiscal years ended September 30, 2006, and September 30, 2005 the Company’s operations were in the infectious medical waste disposal business.

The Company has business operations located in Israel. Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available cash and cash equivalents of approximately $1,069,000 at September 30,2006. The Company intends to utilize these funds for working capital purposes to continue developing the business of MCM. In order to fund the cash requirements of the Company beyond such date, the Company continues to pursue efforts to identify additional funds through various funding options, including banking facilities and equity offerings. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.

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

[4]    Accounts Receivable and Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating

Index

results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

[5]    Product Warranties

The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and labor for one year, thereafter extended warranties are available. These charges were immaterial in each of the years ended September 30, 2006 and 2005.

[6]    Shipping and Handling Costs

The Company includes shipping and handling costs in the statement of operations as part of cost of sales. These costs were immaterial for the years ended September 30, 2006 and 2005.

[7]    Inventories

Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or writeoff surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs.

[8]    Property and Equipment

Office furniture and equipment, equipment for lease and leasehold improvements are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized.

Asset Classification	Useful Lives
Office furniture and equipment	3-5 years
Leasehold improvements	Term of Lease
Equipment for lease	5 years

[9]    Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company and its subsidiaries review the carrying values of their long-lived assets (other than goodwill) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

[10]    Goodwill and Other Intangibles

At September 30, 2006, goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business. SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually tested for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. The Company assesses whether an impairment loss should be recognized and measured by comparing the fair value of the “reporting unit” to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

Index

[11]    Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Standards No. 128, “Earning Per Share” (“SFAS No. 128”). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net loss per common share was computed using the weighted average common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. For the year ended September 30, 2006, potential common shares amount to 4,804,015 shares, as compared to 1,020,660 for the year ended September 30, 2005 and have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

[15]    Foreign Currency

The Company follows the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of the Company’s foreign subsidiary is the U.S. dollar. All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for certain assets, which are measured at historical rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Exchange gains and losses included in the accompanying consolidated statements of operations are immaterial for the years ended September 30, 2006 and 2005.

[16]    Research and Development Costs

All research and development costs are charged to operations as incurred. Research and development expenditures were approximately $343,000 and $ 325,000 for the fiscal years ended September 30, 2006 and 2005, respectively.

[17]    Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statements applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does

Index

not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7. “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-08 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes’, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). These pronouncements had a material impact on the Company’s consolidated results of operations and financial condition.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition

  In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition and is currently not in a position to determine such effect.

Index

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

[18]    Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148, which amends SFAS No. 123, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company records its stock-based compensation under the Accounting Principles Board (APB) No. 25 and elected the disclosure-only alternative under SFAS No. 148. The Company has computed the pro forma disclosures under SFAS No. 148 for options and warrants granted using the Black-Scholes option pricing model for the years ended September 30, 2006 and 2005. The assumptions used during the years ended September 30, 2006 and 2005 were as follows:

	September 30,
	2006	2005
Risk free interest rate	4.00 - 5.00%	4.00 -5.00%
Expected dividend yield	--	--
Expected lives	3 to 10 years	10 years
Expected volatility	29 - 77%	29 - 80%
Weighted average value of grants per share	$2.08	$3.32
Weighted average remaining contractual life of options outstanding (years)	7.67	6.35

The pro forma effect of applying FAS No. 148 is as follows:

	For the years ended
	September 30,
	2006	2005
Net loss attributable to common stockholders as reported	$(4,713,102)	$(2,662,936)
Add: Stock based employee compensation expense, included in reported loss.	--	--
Less: Stock-based employee compensation as determined under fair value based method for all awards.	(91,668)	(2,991)
Pro forma net loss	$(4,804,770)	$(2,665,927)

Net Loss per share:
Basic and diluted loss attributable to common stockholders - as reported	$(1.42)	$(1.16)
Basic and diluted loss attributable to common stockholders - pro forma	$(1.45)	$(1.16)

The Company will implement FAS 123R in the first quarter of fiscal year 2007. The statement requires Companies to expense the value of employee stock options and similar awards. Under FAS 123R share-based payment awards result in a cost that will measure at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire with being exercised. The Company will adopt FAS 123R using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis, over the vesting period.

Index

[19]    Concentration of Credit Risk and Significant Customers

Statement of Financial Accounting Standards No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. Although collateral is not required, the Company periodically reviews its accounts receivable and provides estimated reserves for potential credit losses.

Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral. The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations. The Company purchases a substantial amount of its inventory products from one principal supplier. If in the future the supplier were to cease to supply these inventory products, management believes there are alternative vendors available to meet its needs. For the year ended September 30, 2006, three customers accounted for $299,000, $233,000 and $165,000 of the consolidated total revenue, which represented approximately 56% of the total revenue. The customer with sales of $165,000 for the year ended September 30, 2006 has an outstanding accounts receivable balance as of September 30, 2006 of approximately $46,000. For the year ended September 30, 2005, three customers accounted for approximately 51% of the consolidated total revenue. There were no outstanding accounts receivable balance due from these three customers as of September 30, 2005.

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2006, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $739,000.

[20]    Goodwill

At September 30, 2006, as defined under SFAS No, 142, the Company has assessed the carrying value of goodwill. The Company has determined that the carrying amount of the goodwill exceeds the implied fair value and as such has recorded an impairment charge to goodwill of $452,000 at September 30, 2006. The impairment charge is reflected in the consolidated statement of operations for the year ended September 30, 2006.

[21]    Intangible Assets

Intangible assets consist of technology, customer relationships and permits, and are amortized on a straight-line basis over their estimated useful lives of three to five years. The carrying value of intangible assets will be reviewed annually by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than carrying value. Total amortization expense related to the other intangible assets was approximately $144,000 for the year ended September 30, 2006 and $281,000 for the year ended September 30, 2005. Intangible assets are summarized as follows:

		Accumulated	Sept 30, 2006
Asset Type	Cost	Amortization	Net Book Value
Technology	$550,000	$550,000	$-
Permits	290,000	219,917	70,083
Customer Relationships	200,000	150,000	50,000
	$1,040,000	$919,917	$120,083

Expected amortization over the next two years is as follows:

Fiscal Period	Amortization

2007	98,000
2008	22,083
$120,083

(NOTE C) -Inventories

Inventories consist of the following, net of reserve of approximately $31,000 as of September 30, 2006:

Index

Raw materials	$719,116
Finished goods	233,000
$952,116

(NOTE D) - Notes Payable, Related Party

  During the first two quarters of fiscal 2005, the Company was advanced the principal amount of $145,923 through short term loans at 8% per annum until additional equity funding was secured. The lenders also received warrants to purchase 7,295 shares of the Company’s common stock exercisable at $5.60 per share for a period of five years. The allocated fair value of the warrants associated with this advance are deemed to be immaterial. These short-term loans were provided by executive officers, Messrs. Aaron, Joels and Koppel who advanced $64,000, $62,357 and $19,566, respectively. As a condition of this financing the holders of the Notes exchanged 50% of the Company’s indebtedness for 728 shares of Series C Mandatory Convertible Preferred Stock and on February 15, 2005 were paid the balance of their notes inclusive of interest.

(NOTE E) - Equity Financing

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

  On February 15, 2005 the Company closed on a $4.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $435,000. As part of this financing transaction, the Company issued 45,000 shares of Series C Mandatory Convertible Preferred Stock (“Series C Stock”) at a stated value of $100 per share. The Company also issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant agreement. The conversion of the Series C Stock was subject to the effectiveness of a 1:20 reverse split of the Company’s common stock. The Company determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $125,000 based upon the relative fair values of the preferred stock and warrants. The Company calculated the fair value of the warrants using the Black Scholes valuation model.

Simultaneously, the Company converted the short-term secured debt outstanding in the aggregate of approximately $2.1 million inclusive of interest, together with $72,962 of unsecured indebtedness, into 21,681 shares of Series C Stock. As part of the condition for raising the equity financing, holders of a majority of the outstanding shares irrevocably undertook to effect a 1:20 reverse stock split of any outstanding shares of common stock (“the Reverse Split”). Upon the effectiveness of the Reverse Split (“the Mandatory Conversion Date”), the new equity investors and the debt holders who converted their debt agreed to automatically convert their Series C Stock into common shares at a conversion price of $2.90 per share and/or 2,299,345 shares of the Company’s common stock (post reverse split), subject to adjustment in certain circumstances, (see Note F). The Company also agreed to increase the number of independent directors by one additional director.

Index

(NOTE F) - Reverse Split

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

 (NOTE G) - Employee Benefits

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one. For the years ended September 30, 2006 and 2005 the Company has not adopted a matching option to the plan.

(NOTE H) - Income Taxes

At September 30, 2006, the Company had a deferred tax asset totaling approximately $14,950,000 due primarily to net operating loss carryovers in the United States. A valuation allowance was recorded in 2006 for the full amount of this asset due to uncertainty as to the realization of the benefit. The change in the valuation allowance in 2006 increased by approximately $780,000.

The Company does not file its tax return on a consolidated basis as United States tax rules prohibit the consolidation of its foreign subsidiary. The Company’s Israeli subsidiary has net operating loss carryforwards for tax purposes in the amount of approximately $ 7,800,000. The Company recorded a full valuation allowance for these carryforward losses.

At September 30, 2006, the Company had available net operating loss carryforwards for United States tax purposes, expiring through 2025 of approximately $40 million. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for further use if significant changes in ownership interest of the Company occurs. Due to the significance of the Company’s historical losses it has not undertaken an evaluation to determine whether the Company has triggered any limitations on the use of the net operating loss carryforwards.

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2006 and 2005. The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	2006	September 30, 2005
Tax benefit at statutory rate	(34.0%)	(34.0%)
Adjustments for change in valuation allowance	34.0%	34.0%
	-	-

(NOTE I) - Commitments and Contingencies

[1]    Operating leases

The Company leases facilities under non-cancelable operating leases expiring at various dates through fiscal 2011. Facility leases require the Company to pay certain insurance, maintenance and real estate taxes. Lease expense for all facility leases totaled approximately $122,000 and $126,000 for the years ended September 30, 2006 and 2005, respectively, and was recorded as part of selling, general and administrative expenses within the consolidated statement of operations.

Future minimum rental commitments under operating leases are as follows:

Index

Fiscal Year	Amount

2007	$105,742
2008	93,983
2009	96,071
2010	98,160
2011	100,248

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

2]    Legal proceedings

On May 11, 2006, the Company, MCM and George Aaron, as CEO of the Company (the “Company Defendants”) were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also named all persons who were existing stockholders of MCM at the time of our original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing stockholders at the time of the Company’s acquisition. On July 31, 2006, the Company Defendants filed an answer denying the allegations in the amended complaint. Initial discovery requests have been made. The Company Defendants continue to believe that there is no merit to the allegations contained in the amended complaint as to them, and they will vigorously defend this action.

Our independent directors have authorized us to indemnify Mr. Aaron with respect to the Sassoon litigation, subject to limitations under applicable law and our by-laws.

In July 2005, we entered into a Settlement Agreement and Polices Release with the carrier of our Directors and Company Reimbursement Polices and received a payment of $350,000 under such Policies as a settlement of our claim for expenses incurred in prior litigations with a former Caprius executive officer and director. The settlement fee received in July 2005 from the insurance company has been recorded as part of other income in the consolidated statement of operations for the year ended September 30, 2005.

(NOTE J) - Capital Transactions

[1]    Preferred Stock - Class B

On August 18, 1997, the Company entered into various agreements with General Electric Company (“GE”) including an agreement whereby GE purchased 27,000 shares of newly issued Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) for $2,700,000.

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

[2]    Warrants

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000. In association with this financing the Company issued Series A Warrants to purchase and aggregate of 223,881 shares of common stock at an exercise price of $1.50 for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 447,764 shares of common stock at an exercise price of $2.00 per share for a period of five years. The Company has also issued warrants to purchase an aggregate of 119,403 shares of common stock at and exercise price of $1.68 per share

Index

and an aggregate of 59,702 shares of common stock at an exercise price of $2.00 per share as part of the placement fee for the transaction. All warrants associated with this transaction are for a period of five years, and expire in February 2011.

On February 15, 2005, the Company closed on a $4.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $435,000. In association with this financing the Company issued Series A Warrants to purchase an aggregate of 465,517 shares of common stock at an exercise price of $5.60 per share for a period of five years. In addition, the Company issued Series B Warrants to purchase an aggregate of 155,172 shares of common stock at an exercise price of $2.90 per share for a period of five years exercisable after nine months, subject to a termination condition as defined in the warrant agreement. In addition, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $5.60 for a period of five years, as part of the placement fee for this transaction. All warrants associated with this transaction expire in 2010.

In connection with the issuance of 8% Senior Secured Promissory Notes in February 2005, the Company issued warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.60 per share for a period of five years. These warrants expire in February 2010.

In connection with short-term loans received by the Company from related parties in Fiscal 2005, the Company issued warrants to purchase 7,295 shares of the Company’s common stock exercisable at $5.60 per share for a period of five years. These warrants expire in February 2010.

In connection with the issuance of 8% Senior Secured Convertible Promissory Notes in Fiscal 2004, the Company issued warrants to purchase 71,250 shares of the Company’s common stock at an exercise price of $5.60 per share for a period of five years. These warrants expire at various dates through June 2009.

In connection with a bridge financing entered into during fiscal 2004, the Company issued warrants to purchase 16,662 shares of common stock at an exercise price of $5.00 per share for a period of five years. These warrants expire in January 2009.

 In connection with the MCM financing entered into during fiscal 2002, The Company issued warrants to purchases 12,500 shares of common stock at an exercise price of $1.80 per share for a period of five years. These warrants expire in September 2007.

Warrants issued are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share
Balance October 1, 2004	160,519	$1.60 - $15.00	$5.95
Granted in 2005	707,984	$2.90 - $5.60	$5.01
Forfeited/Expired in 2005	(45,107)	$4.00 - $15.00	$9.45
Balance, September 30, 2005	823,396	$1.60 - $5.60	$4.95
Granted in 2006	850,750	$1.50 - 2.00	$1.82
Forfeited/Expired in 2006	(15,000)	$1.60	$1.60
Balance, September 30, 2006	1,659,146	$1.50 - $5.60	$3.38

[3]    Stock options

During 2002, the Company adopted a stock option plan for both employees and non-employee directors. The employee and non-employee Directors stock option plan provides for the granting of options to purchase not

Index

more than 75,000 shares (amended to 700,000 shares on November 18, 2005) of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any options will be determined by the option committee. The plan expires May 15, 2012. During October 2002, the Company granted a total of 48,050 options to officers, directors, and employees under the 2002 plan. During May 2004, 3,750 options priced at $4.00 were granted to a director of the Company. These options vested one third on the grant date with the balance vesting over a two year period in equal installments. All of these options expire 10 years after the date of grant and were granted at fair market value or higher at the time of grant. All options are exercisable at $3.00 per share vesting one third immediately and the balance equally over a two year period. On January 4, 2006, the Company granted options for the purchase of an aggregate of 458,000 shares (consisting of 393,000 to employees/directors and 65,000 to non-contractual consultants) of common stock under the Company’s 2002 Amended Stock Option Plan. These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $2.20 per share. Using the Black Scholes Option pricing model the Company has determined that the fair value of these awards is $1.36 per share which equates to a combined fair value of $535,366 for the options granted to employees/directors and $88,547 for options granted to consultants. Effective October 1, 2006, the Company will adopt the provision of FAS No. 123R “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and record stock-based compensation expense as part of the statement of operations. As of September 30, 2006, there were 506,050 options outstanding under the 2002 plan, exercisable at prices from $3.00 to $4.00 per share

During 1993, the Company adopted an employee stock option plan and a stock option plan for non-employee directors. The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock. The options issued under the plan may be incentive or nonqualified options. The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee. The Directors’ stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock. In accordance with the Plan, the exercise price for shares granted under the Directors’ plan cannot be less than the fair market value of the stock on the date of the grant.

Stock option transactions under the 2002 plan are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance October 1, 2004	51,800	$3.00 - $4.00	$3.07
Granted in 2005	-	-	-
Balance, September 30, 2005	51,800	$3.00 - $4.00	$3.07
Granted in 2006	458,000	$2.20	$2.20
Forfeited/Expired in 2006	(3,750)	$3.00	$3.00
Balance, September 30, 2006	506,050	$2.20 - $4.00	$2.28

Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal year 2005 and 2006 are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2004	52,654	$2.00- $402.00	$3.40
Forfeited/Expired in 2005	(64)	$402.00	$402.00

Index

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance, September 30, 2005	52,500	$2.00 - $3.00	$2.95
Granted in 2006	130,000	$0.70 - $1.75	$0.94
Forfeited/Expired in 2006	(52.500)	$2.00 - $3.00	$2.95
Balance, September 30, 2006	130,000	$0.70 - $1.75	$0.94

Stock option transactions under the 1993 plan:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2004	36,350	$3.00 - $100.00	$4.60
Forfeited/Expired in 2005	(1,375)	$3.00 - $100.00	$10.32
Balance, September 30, 2005	34,975	$3.00 - $100.00	$4.27
Forfeited/Expired in 2006	(3,475)	$3.00 - $100.00	$11.48
Balance, September 30, 2006	31,500	$3.00 - $5.00	$3.48

The following table summarizes information about stock options outstanding at September 30, 2006:

	Outstanding Options
	Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise
Prices	2006	Life (years)	Price

$0.70	100,000	3.00	0.70
1.75	30,000	4.83	1.75
2.20	458,000	9.33	2.20
3.00 - 5.00	79,550	5.03	3.24

$0.70 - $5.00	667,550	7.67	2.08

	Exercisable Options
	Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise
Prices	2006	Life (years)	Price

$0.70	100,000	3.00	0.70
2.20	76,303	9.33	2.20
3.00 - 5.00	79,550	5.03	3.24

$0.70 - $5.00	255,853	5.37	1.94

Index

Total stock options vested and exercisable at September 30, 2006	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share

Plan shares	155,853	$2.20-$5.00	$2.73
Non-plan shares	100,000	0.70	$0.70
	255,853	$0.70 - $5.00	$1.94

(NOTE K) - Acquisition of majority interest in MCM Environmental Technologies, Inc.

In December 2002, the Company closed the acquisition of its initial investment of 57.53% of the capital stock of MCM Environmental Technologies Inc (“MCM”) for a purchase price of $2.4 million. MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems. Upon closing, the Company designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, President and CEO, and Jonathan Joels, CFO, filling two seats. Additionally, as part of the transaction, certain debt of MCM to its existing stockholders and to certain third parties was converted to equity in MCM or restructured. As part of the Stockholders Agreement dated December 17, 2002, there were certain provisions relating to performance adjustments for the twenty four month period post closing. As a consequence, the Company’s ownership interest increased by 5% in each of the fiscal years ended September 30, 2004 and 2005. Additionally ,during the fiscal year ended September 30, 2005 the Company’s ownership interest increased by an additional 29.13% with the conversion of various loans made to MCM and cash calls made by MCM, which increased the company’s ownership to 96.66%

(NOTE L) - Sale of Strax

Effective September 30, 2003, the Company sold its comprehensive breast imaging business, to Eastern Medical Technologies, Inc., a Delaware corporation (“EMT”), pursuant to a Stock Purchase Agreement dated September 30, 2003 (the “Purchase Agreement”) among the Company, EMT and the other parties thereto. The purchase price was $412,000. In addition, the Company was required to provide certain specified transitional services for up to 180 days pursuant to a Management Services Agreement. During the first quarter of fiscal year 2005, the parties agreed to settle the net outstanding balance in a lump sum payment of $66,000 which was paid in two equal installments in December 2004 and January 2005, and is included as consulting and royalty fees in the statement of operations.

(NOTE M) -Geographic Information

The Company does not have reportable operating Segments as defined in the Statements of Financial Accounting No.131 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based as to the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2006 and 2005.

For the years ended September 30,	2006	2005
Net Revenues:
Israel	$490,096	$398,215
United States	745,373	450,587
Revenues as reported in the accompanying financial statements	$1,235,469	$848,802

Index

September 30, 2006
Identifiable Assets:
Israel	$962,732
United States	1,814,288
Total Assets as reported in the accompanying financial statements	$2,777,020

Index