Form 10QSB
period 2006-12-31
CAPRIUS INC
filed 2007-02-14
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]  Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 12, 2007
Common Stock, Par Value $0.01	3,791,673 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$428,338
Accounts receivable, net	238,670
Inventories, net	1,132,132
Total current assets	1,799,140

Property and Equipment:
Office furniture and equipment	244,798
Leasehold improvements	29,722
274,520
Less: accumulated depreciation	187,169
Property and equipment, net	87,351

Other Assets:
Goodwill	285,010
Intangible assets, net	95,583
Other	20,770
Total other assets	401,363
Total Assets	$2,287,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$610,947
Accrued expenses	52,525
Accrued compensation	207,904
Total current liabilities	871,376

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 194,933 shares	2,417,200
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,792,798 shares and
outstanding 3,791,673 shares	37,928
Additional paid-in capital	74,624,109
Accumulated deficit	(78,360,509)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	1,416,478
Total Liabilities and Stockholders' Equity	$2,287,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2006	December 31, 2005

Revenues:
Product sales	$470,293	$217,282
Consulting and royalty fees	38,131	23,606
Total revenues	508,424	240,888

Operating Expenses:
Cost of product sales	308,636	168,662
Research and development	91,083	81,839
Selling, general and administrative, includes stock-based
compensation of $44,262 in 2006	897,011	687,554
Total operating expenses	1,296,730	938,055

Operating loss	(788,306)	(697,167)

Interest income, net	1,031	3,729

Net loss	$(787,275)	$(693,438)

Net loss per basic and diluted common share	$(0.23)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	3,464,716	3,321,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock				Treasury Sock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Shareholders' Equity
Balance, September 30, 2006	27,000	$2,700,000	241,933	$3,000,000	3,322,798	$33,228	$74,001,747	$(77,573,234)	1,125	$(2,250)	$2,159,491

Conversion of Series D Preferred Stock to
Common Shares			(47,000)	(582,800)	470,000	4,700	578,100				-

Adoption of SFAS 123 (R)							44,262				44,262

Net loss								(787,275)			(787,275)

Balance, December 31, 2006	27,000	$2,700,000	194,933	$2,417,200	3,792,798	$37,928	$74,624,109	$(78,360,509)	1,125	$(2,250)	$1,416,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities:

Net loss	$(787,275)	$(693,438)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	32,388	77,581
Stock-based compensation expense	44,262	-
Changes in operating assets and liabilities:
Accounts receivable, net	11,091	(36,068)
Inventories, net	(180,016)	(30,669)
Other assets	-	22,318
Accounts payable and accrued expenses	253,847	27,056
Net cash used in operating activities	(625,703)	(633,220)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(14,913)	(3,004)
Net cash used in investing activities	(14,913)	(3,004)

Net decrease in cash and cash equivalents	(640,616)	(636,224)

Cash and cash equivalents, beginning of period	1,068,954	1,257,158

Cash and cash equivalents, end of period	$428,338	$620,934

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$5,338	$3,110

Non Cash-Flow Items:

Conversion of 47,000 shares of Series D Preferred Stock to common shares	$582,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated balance sheet of Caprius Inc., and subsidiaries (“Caprius”, the “Company) as of December 31, 2006, the condensed consolidated statements of operations for the three month period ended December 31, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the three month period ended December 31, 2006 and the condensed consolidated statements of cash flows for the three month period ended December 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2006, filed on December 20, 2006.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in an action seeking damages in excess of $400,000. Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business. During the three months ended December 31, 2006 the Company used cash flows from operating activities of approximately $626,000. In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings. There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern (see Note 9).

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted.

Index

The Company adopted SFAS No. 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

As a result, the Company's net loss for the three months ended December 31, 2006 is $33,460 higher than if it had continued to account for share-based compensation under Accounting Principles Board ("APB") opinion No. 25. The Company recorded total stock-based compensation of $44,262 during this period for options granted and vested which is included in selling, general and administrative expense. As of December 31, 2006 the fair value of the unvested stock options amounted to $541,340 which are expected to be recognized over a weighted average period of approximately 3.1 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended December 31, 2006 was $0.38. There were no options issued, during the three months ended December 31, 2005. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table.

Three months ended December 31, 2006
Risk-free interest rate	4.60%
Expected volatility	74%
Expected life (in years)	5.0
Dividend yield	-

Transactions under the stock option plan during the three months period ended December 31, 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2006	667,550	$2.08
Granted	143,950	$0.60
Forfeited / Expired	-	-

Outstanding at December 31, 2006	811,500	$1.82

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price

$0.55 - 0.70	243,950	6.98	$0.64	100,000	$0.70
1.75	30,000	4.58	1.75	15,000	1.75
2.20	458,000	9.08	2.20	104,927	2.20
3.00 - 5.00	79,550	4.78	3.24	79,550	3.24

$0.55 - $5.00	811,500	7.86	$1.82	299,477	$1.95

Index

Prior to October 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123").

For the three months ended December 31, 2005, as was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25."  Under the intrinsic value method, no stock-based compensation expenses had been recognized as the exercise price of the grants equaled the fair market value of the underlying stock at the date of grant.  For the three months ended December 31, 2005, the Company recorded compensation expense in general and administrative expenses amounting to $610 related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended December 31, 2005:

Three months ended December 31, 2005
Net loss attributable to common stockholders as reported	$(693,438)
Deduct: Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(610)
Pro forma net loss attributable to common stockholders	$(694,048)
Pro forma net loss per share attributable to common stockholders (basic and diluted)	$(0.21)

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the three months ended December 31, 2006 and 2005, potential common shares amounted to 4,477,965 and 968,110 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. The potential common shares issuable for the three months ended December 31, 2006 and 2005 are outlined below:

	December 31, 2006	December 31, 2005
Options Outstanding	811,500	86,725
Warrants Outstanding	1,659,146	823,396
Series B Preferred Stock	57,989	57,989
Series D Preferred Stock	1,949,330	-
Total	4,477,965	968,110

Index

Revenue Recognition

The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units. Revenues for sales are recognized at the time that the unit is shipped to the customer. Rental revenues are recognized based upon either when services are provided for each month of activity or evenly over the year in the event that a fixed rental agreement is in place.

NOTE 4 - INVENTORIES

Inventories consist of the following, net of reserve of approximately $31,000 at December 31, 2006

Raw materials	$810,895
Finished goods	321,237
$1,132,132
NOTE 5 - STOCK OPTIONS

On November 13, 2006, the Company’s Board of Directors granted 350,000 options to the Company’s CEO for the purchase of an aggregate of 350,000 shares of common stock under the Company’s 2002 Stock Option Plan. Due to the limited number of options available under the 2002 Stock Option Plan, only 143,950 of the 350,000 options were effectively granted since the Company needs to obtain stockholder approval to increase the number of options under the plan. The remaining 206,050 will be effectively granted on the date stockholder approval is received and will be valued accordingly at that point and time. These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.60 per share. Using the Black Scholes Option pricing model the Company has determined that the fair value of the 143,950 options is $0.38 per share which equates to a fair value of approximately $55,000.

On December 1, 2006 the Company’s Board of Directors granted options for the purchase of 20,000 shares each of common stock to Board of Directors members, Dr. Triebwasser and Dr. Hymes. On December 6, 2006 the Company granted options for the purchase of 20,000 shares of common stock to Mr. Kenneth Leung upon his appointment to our Board of Directors. For the same reasons discussed above, these options will be effectively granted upon stockholder approval and will be valued accordingly at that point and time. They are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.55 per share.

On December 1, 2006, the Board of Directors voted to amend the 2002 Stock Option Plan by increasing to 1,500,000 the total number of shares of Common Stock reserved for issuance there under, subject to stockholder approval. Under the 2002 Plan, options may be awarded to both employees and directors. These options may be qualified or non qualified pursuant to the regulations of the Internal Revenue Code.

NOTE 6 - ECONOMIC DEPENDENCY

For the three months ended December 31, 2006, revenue from one customer was approximately $342,000 which represented approximately 67% of the total revenue. At December 31, 2006 accounts receivable from this customer was $0.

For the three months ended December 31, 2005, revenue from four customers was approximately $57,000, $46,000, $40,000 and $25,000 which represented approximately 70% of the total revenue.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011. Under the term of this agreement, the Company

Index

leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

2007	68,920
2008	93,983
2009	96,071
2010	98,160
Thereafter	100,248
$457,382

In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $865 and the lease expires on March 31, 2007. This lease agreement is renewable annually thereafter.

NOTE 8 - LITIGATION

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing stockholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing stockholders at the time of the Company’s acquisition. Preliminary discovery has been undertaken. Based upon its review of the amended complaint, the Company continues to believe that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action, accordingly, no accrual has been recorded by the Company as of December 31, 2006.

NOTE 9 - SUBSEQUENT EVENT

On January 30, 2007, the Company borrowed the principal amount of $100,000, from Special Situations Private Equity Fund L.P, which is a principal stockholder, through the issuance of a 10% promissory note. This note and all accrued and unpaid interest, shall mature and become payable on April 30, 2007. In the event that any amount due hereunder is not paid when due, such overdue amount shall bear interest at an annual rate of 15% until paid in full. These funds will be utilized for general working capital, until additional funding is secured.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or

Index

accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form 10-KSB as filed with the Securities and Exchange Commission, on December 20, 2006. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2006, our business operation is classified as medical infectious waste business.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues generated from MCM product sales totaled $470,293 for the three months ended December 31, 2006 as compared to $217,282 for the three months ended December 31, 2005. This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $38,131 for the three months ended December 31, 2006 as compared to $23,606 for the three months ended December 31, 2005.

Cost of product sales amounted to $308,636 or 65.6% of total related revenues versus $168,662 or 77.6% of total related revenues for the three month periods ended December 31, 2006 and 2005, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The reduced percentage cost is due to the sales product mix, as well as the Company’s initiatives to reduce costs as the number of units produced increases.

Research and development expense increased to $91,083 versus $81,839 for the three month period ended December 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses totaled $897,011 for the three months ended December 31, 2006 versus $687,554 for the three months ended December 31, 2005. This increase is principally due to increased personnel, the Company’s adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $44,262 was recorded during this period and other costs in connection with sales and marketing.

Interest income, net totaled $1,031 for the three months ended December 31, 2006 versus $3,729 for the three months ended December 31, 2005.

The net loss amounted to $787,275 and $693,438 for the three month periods ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At December 31, 2006 the Company’s cash and cash equivalents position approximated $428,000.

Net cash used in operation for the three months ended December 31, 2006 amounted to $625,703. Net cash used in investing activities amounted to $14,913.

Index

On January 30, 2007, the Company borrowed the principal amount of $100,000 through the issuance of a 10% promissory note. This note and all accrued and unpaid interest, shall mature and become payable on April 30, 2007. These funds will be utilized for general working capital, until additional funding is secured. However, these funds are insufficient to fulfill the current business plan and the Company requires additional funding. The net cash proceeds from the Series D equity financing were used to satisfy specific outstanding obligations and accrued expenses outstanding at the time of the financing and increase our marketing effort both in the US and overseas markets. These funds enabled us to build inventory to fulfill current needs arising from our increased marketing efforts. As we increase our penetration in the US market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, where we believe there exists great opportunities for our business, resources will be required to secure regulatory approvals in these markets.

Going Concern and Managements Plan

The Company continues to incur significant operating losses. In addition, we are a defendant in an action seeking damages in excess of $400,000. Although we believe we have a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business. In order to fund the additional cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including sale of our royalty income stream and equity offerings. Given the Company’s low share price and current volume of business, there is no assurance that we will be able to obtain such additional funding or on terms not highly dilutive to current stockholders, and the lack of additional capital could have a material adverse impact on our business. If we are unable to generate sufficient cash flows from our business operations or raise additional funding to continue our operations, we will have to implement a plan to drastically curtail operations to reduce operating costs until sufficient additional capital is raised. There can be no assurance that such a plan, if implemented, will be successful. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2006, have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company were served with a complaint by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”) that was filed in the Supreme Court of the State of New York in the County of New York. The complaint also names all persons who were existing shareholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the existing shareholders at the time of the Company’s acquisition. On July 31, 2006, the Company, MCM and George Aaron filed an answer denying the allegations in the amended complaint. Preliminary discovery has been undertaken. Based upon its review of the amended complaint, the Company

Index

continues to believe that there is no merit to the allegations contained within the complaint as to the Company, MCM and Mr. Aaron, and they will vigorously defend this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2006, a holder of 47,000 shares of Series D Preferred Stock converted such shares into 470,000 shares of Common Stock. The conversion was exempt from the registration provisions of the Securities Act of 1933, as amended by reason of Section 3 (a) (9) thereof.

Item 6. Exhibits

(a)	Exhibits
10.1*	10% Promissory Note between Caprius, Inc. and Special Situations Private Equity Fund L.P. dated January 30, 2007
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 - Certification
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)
Date: February 12, 2007	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer
Date: February 12, 2007	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index