Form 10QSB
period 2007-03-31
CAPRIUS INC
filed 2007-05-14
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]  Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, Par Value $0.01	3,791,673 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,895,129
Accounts receivable, net	385,309
Inventories, net	1,229,435
Total current assets	3,509,873

Property and Equipment:
Office furniture and equipment	245,136
Leasehold improvements	29,722
274,858
Less: accumulated depreciation	191,425
Property and equipment, net	83,433

Other Assets:
Goodwill	285,010
Intangible assets, net	71,083
Other	20,770
Total other assets	376,863
Total Assets	$3,970,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$619,945
Accrued expenses	71,424
Accrued compensation	191,643
Total current liabilities	883,012

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 194,933 shares	2,417,200
Series E, stated value $250.00, convertible, 10,000 shares	2,500,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,792,798 shares and outstanding 3,791,673 shares	37,928
Additional paid-in capital	74,578,397
Accumulated deficit	(79,144,118)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	3,087,157
Total Liabilities and Stockholders' Equity	$3,970,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Revenues:
Product sales	$583,303	$230,106	$1,053,596	$447,388
Consulting and royalty fees	56,294	41,932	94,425	65,538
Total revenues	639,597	272,038	1,148,021	512,926

Operating Expenses:
Cost of product sales	370,907	174,186	679,543	342,848
Research and development	57,482	94,348	148,565	176,187
Selling, general and administrative, includes stock-based compensation of $60,288 and $104,550 for the three and six months ended March 31, 2007, respectively.	988,126	718,099	1,885,137	1,405,653
Total operating expenses	1,416,515	986,633	2,713,245	1,924,688

Operating loss	(776,918)	(714,595)	(1,565,224)	(1,411,762)

Interest (expense), income	(6,691)	3,393	(5,660)	7,122
			-
Net loss	(783,609)	(711,202)	(1,570,884)	(1,404,640)

Deemed Dividend - Series D Convertible Preferred Stock	-	(1,317,061)	-	(1,317,061)
Deemed Dividend - Series E Convertible Preferred Stock	(2,346,938)	-	(2,346,938)	-

Net loss attributable to common stockholders	$(3,130,547)	$(2,028,263)	$(3,917,822)	$(2,721,701)

Net loss per basic and diluted common share	$(0.83)	$(0.61)	$(1.08)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	3,791,673	3,321,673	3,626,398	3,321,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible		Series D Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' Equity

Balance October 1, 2006	27,000	$2,700,000	241,933	$3,000,000	-	$-	3,322,798	$33,228	$74,001,747	$(77,573,234)	1,125	$(2,250)	$2,159,491

Conversion of Series D Preferred Stock to
Common Shares			(47,000)	(582,800)			470,000	4,700	578,100				-

Issuance of Series E Preferred Stock,net (See Note 7)					10,000	$2,500,000			(106,000)				2,394,000

Adoption of SFAS 123 (R)									44,262				44,262

Stock-based Compensation									60,288				60,288

Net loss										(1,570,884)			(1,570,884)

Balance, March 31, 2007	27,000	$2,700,000	194,933	$2,417,200	10,000	$2,500,000	3,792,798	$37,928	$74,578,397	$(79,144,118)	1,125	$(2,250)	$3,087,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:

Net loss	$(1,570,884)	$(1,404,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,144	110,032
Stock-based compensation	104,550	-
Changes in operating assets and liabilities:
Accounts receivable, net	(135,548)	(42,827)
Inventories, net	(277,319)	(114,445)
Other assets	-	(57,252)
Accounts payable	236,487	(83,580)
Accrued expenses	28,996	62,161
Net cash used in operating activities	(1,552,574)	(1,530,551)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(15,251)	(13,418)
Increase in security deposit	-	(3,156)
Net cash used in investing activities	(15,251)	(16,574)

Cash Flows from Financing Activities:

Proceeds from short term promissory note	100,000	-
Repayment of short term promissory note	(100,000)	-
Net proceeds from issuance of Series D Preferred Stock	-	2,707,350
Net proceeds from issuance of Series E Preferred Stock	2,394,000	-
Net cash provided by financing activities	2,394,000	2,707,350

Net increase in cash and cash equivalents	826,175	1,160,225

Cash and cash equivalents, beginning of period	1,068,954	1,257,158

Cash and cash equivalents, end of period	$1,895,129	$2,417,383

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$806	$-
Cash paid for income taxes	$5,338	$3,110

Non Cash-Flow Items:

Conversion of 47,000 shares of Series D Preferred Stock to common shares	$582,800	$-

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated balance sheet of Caprius Inc., and subsidiaries (“Caprius”, the “Company) as of March 31, 2007, the condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, and for the six month periods ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the six month period ended March 31, 2007 and the condensed consolidated statements of cash flows for the six months ended March 31, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission on December 20, 2006.

NOTE 3 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

Index

alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

The Company recorded total stock-based compensation of $104,550 from October 1, 2006, through March 31, 2007 for options granted and vested.  The $104,550 has been included in selling, general and administrative expense. As of March 31, 2007 the fair value of the unvested stock options amounted to $905,716 which is expected to be recognized over a weighted average period of approximately 3.2 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended March 31, 2007 was $0.36. The weighted average fair value of options granted during the three months ended March 31, 2006 was $1.36. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Risk-free interest rate	4.6%	4.74%
Expected volatility	77%	77%
Expected life (in years)	4.0	5.0
Dividend yield	-	-

Transactions under the stock option plan during the three month period ended March 31, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	811,500	$1.82
Granted	1,036,050	$0.61
Forfeited / Expired	-	-

Outstanding at March 31, 2007	1,847,550	$0.86

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Outstanding Options			Options Exercisable
Range of	Number Outstanding at	Weighted-Average Remaining	Weighted-Average	Number Exercisable at	Weighted-Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2007	Life (years)	Price	2007	Price

$0.52 - 0.80	1,280,000	9.05	$ 0.61	108,330	$ 0.71
1.10	458,000	8.83	1.10	133,553	1.10
1.75	30,000	4.33	1.75	22,500	1.75
3.00 - 5.00	79,550	4.53	3.24	79,550	3.24

$0.52 - $5.00	1,847,550	8.73	$ 0.86	343,933	$ 1.51

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

Index

For the three and six months ended March 31, 2006, as was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." Under the intrinsic value method, no stock-based compensation expenses had been recognized as the exercise price of the grants equaled the fair market value of the underlying stock at the date of grant. For the three and six months ended March 31, 2006, the Company recorded compensation expense in general and administrative expenses amounting to $610 and $1,220 respectively, related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended March 31, 2006:

	Three months ended March 31, 2006	Six months ended March 31, 2006
Net loss attributable to common stockholders as reported	$(2,028,263)	$(2,721,701)
Deduct: Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(610)	(1,220)
Pro forma net loss attributable to common stockholders	$(2,028,873)	$(2,722,921)
Pro forma net loss per share attributable to common stockholders (basic and diluted)	$(0.61)	$(0.82)

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. As of March 31, 2007 and 2006, potential issuable common shares amounted to 16,492,471 and 4,681,190 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. The potential common shares issuable as of March 31, 2007 and 2006 are outlined below:

	March 31, 2007	March 31, 2006
Options Outstanding	1,847,550	544,725
Warrants Outstanding	4,966,646	1,659,146
Series B Preferred Stock	57,989	57,989
Series D Preferred Stock	3,370,286	2,419,330
Series E Preferred Stock	6,250,000	0
Total	16,492,471	4,681,190

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

NOTE 4 - INVENTORIES

Inventories consist of the following, net of reserve of approximately $31,000 at March 31, 2007

Raw materials	$886,368
Finished goods	343,067
$1,229,435

NOTE 5 - STOCK OPTIONS

In May 2002, our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at our stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants. Between October 1, 2006 and February 23, 2007, options were granted under the 2002 Plan for an aggregate of 1,180,000 shares, of which 1,036,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan. On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of common stock reserved for issuance thereunder, subject to stockholder approval, and on February 23, 2007, the Board raised the number of shares to 2,500,000, subject to stockholder approval. Stockholder approval was obtained as of February 26, 2007 by the written consent of the holders of more than a majority of outstanding voting shares, and notice thereof was given to the other stockholders. Under the 2002 Plan, options may be awarded to employees, directors and consultants. These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On February 26, 2007, those options that were granted subject to stockholder approval were issued by the Company. These options which were granted to officers, directors and employees are at an exercise price ranging from $0.52 to $0.80 per share. They are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months. The vesting schedule of these options begins, on the date approved by the Company’s Board of Directors. Using the Black Scholes Option pricing model the Company has determined that the fair value of these options range from $0.32 to $0.38 per share which equates to a fair value of approximately $371,000.

On March 5, 2007, we re-priced options for the purchase of an aggregate of 458,000 shares which were originally granted on January 4, 2006. The options were originally issued at an exercise price of $2.20 per share and were repriced at $1.10 per share, representing 110% of the then market price of the common stock. Using the Black Scholes Option pricing model, the Company has determined that the additional fair value of these options due to the re-pricing is approximately $53,700. The Company has taken an immediate charge of $15,652 for those options which have previously vested and the balance will be expensed over the remaining vesting period of these options.

NOTE 6 - PROMISSORY NOTE

On January 30, 2007, the Company borrowed the principal amount of $100,000, from Special Situations Private Equity Fund L.P., which is a principal stockholder, through the issuance of a 10% promissory note. This note and all accrued and unpaid interest, shall mature and become payable on April 30, 2007. These funds were used for general working capital, until additional funding was secured. As outlined below, the Company secured additional funding on March 1, 2007 through the issuance of Series E Preferred Stock. At that time the Company repaid the promissory note inclusive of interest for the total amount of approximately $100,800.

Index

NOTE 7 - EQUITY FINANCING

On March 1, 2007, the Company closed on a $2.5 million preferred stock equity financing before financing related fees and expenses of approximately $106,000. As part of this financing transaction, the Company issued 10,000 shares of Series E convertible preferred stock at $250 a share. Each share of the Series E preferred stock is convertible into 625 shares of common stock, subject to customary antidilution provisions, or an aggregate of 6,250,000 shares of common stock. The Company also issued warrants to purchase an aggregate of 3,125,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,347,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model. As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend. The Company has also issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee, to a placement agent and its designees, and warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee to a financial advisor. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.33 per share which equates to a fair value of approximately $61,000. The fair valuation of these warrants has been accounted for in the Company’s additional paid-in-capital and has no impact on its statement of operations.

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to customary anti-dilution provisions. By reason of these anti-dilution provisions, after the Series E preferred stock placement, each non-converted shares of Series D preferred stock is convertible into 17.29 shares of common stock or an aggregate of 3,370,286 shares of common stock. Accordingly, upon the conversion of the remaining shares of Series D preferred stock, the Company will issue an additional 1,420,956 shares of common stock.

NOTE 8 - ECONOMIC DEPENDENCY

For the six months ended March 31, 2007, revenue from two customers was approximately $505,000 and $130,000, respectively which represented approximately 44% and 11% of the total revenue.

For the six months ended March 31, 2006, revenue from three customers was approximately $106,000, $80,000 and $65,500 respectively. The revenues generated from these three customers represented approximately 20%, 16% and 13% of the total revenue.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011. Under the term of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount
Six months ending September 30, 2007	45,947
2008	93,983
2009	96,071
2010	98,160
Thereafter	100,248
$434,409

In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $1,000 and the lease expires on March 31, 2008. This lease agreement is renewable annually thereafter.

Index

NOTE 10 - LITIGATION

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company, were served with a complaint filed in the Supreme Court of the State of New York, New York County, by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”). The complaint also names all persons who were stockholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of the Company’s acquisition. The Company received a signed protective order and discovery has been undertaken. Based upon its review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company, MCM and Mr. Aaron will vigorously defend this action. Accordingly, no accrual has been recorded by the Company as of March 31, 2007.

Item 2:  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form SB-2 (File No. 333-141647 as filed with the Securities and Exchange Commission, on March 29, 2007. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2006, our business operation is classified as medical infectious waste business.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues generated from MCM product sales totaled $583,303 for the three months ended March 31, 2007 as compared to $230,106 for the three months ended March 31, 2006. This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $56,294 for the three months ended March 31, 2007 as compared to $41,932 for the three months ended March 31, 2006.

Index

Cost of product sales amounted to $370,907 or 64% of total related revenues versus $174,186 or 76% of total related revenues for the three month periods ended March 31, 2007 and 2006, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The reduced percentage cost is due to the sales product mix, as well as the Company’s initiatives to reduce costs as the number of units produced increases.

Research and development expense decreased to $57,482 versus $94,348 for the three month period ended March 31, 2007 as compared to the same period in 2006. This decrease is due to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior.

Selling, general and administrative expenses totaled $988,126 for the three months ended March 31, 2007 versus $718,099 for the three months ended March 31, 2006. This increase is principally due to increased personnel, the Company’s adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $60,288 was recorded during this period and other costs in connection with sales and marketing.

Interest (expense), income totaled $(6,691) for the six months ended March 31, 2007 versus $3,393 for the three months ended March 31, 2006.

The net loss amounted to $783,609 and $711,202 for the three month periods ended March 31, 2007 and 2006, respectively.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenues generated from MCM product sales totaled $1,053,596 for the six months ended March 31, 2007 as compared to $447,388 for the six months ended March 31, 2006. This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $94,425 for the six months ended March 31, 2007 as compared to $65,538 for the six months ended March 31, 2006.

Cost of product sales amounted to $679,543 or 64% of total related revenues versus $342,848 or 77% of total related revenues for the six month periods ended March 31, 2007 and 2006, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The reduced percentage cost is due to the sales product mix, as well as the Company’s initiatives to reduce costs as the number of units produced increases.

Research and development expense decreased to $148,565 versus $176,187 for the six month period ended March 31, 2007 as compared to the same period in 2006. This decrease is due to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior.

Selling, general and administrative expenses totaled $1,885,137 for the six months ended March 31, 2007 versus $1,405,653 for the six months ended March 31, 2006. This increase is principally due to increased personnel, the Company’s adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $104,550 was recorded during this period and other costs in connection with sales and marketing.

Interest (expense), income totaled $(5,660) for the six months ended March 31, 2007 versus $7,122 for the six months ended March 31, 2006.

The net loss amounted to $1,570,884 and $1,404,640 for the six month periods ended March 31, 2007 and 2006, respectively.

Index

Liquidity and Capital Resources

At March 31, 2007, the Company’s cash and cash equivalents position is $1,895,129.

Net cash used in operations for the six months ended March 31, 2007 amounted to $1,552,574. Net cash used in investing activities amounted to $15,251. Net cash provided by financing activities amounted to $2,394,000.

On January 30, 2007, we borrowed the principal amount of $100,000 through the issuance of a 10% promissory note, payable on April 30, 2007. This “bridge” loan was used for general working capital, until additional funding was secured. This note, plus interest, was repaid in March 2007 upon the placement of Series E Preferred Stock.

On March 1, 2007, we closed on a $2.5 million Series E Preferred Stock equity financing before financing related fees and expenses of approximately $106,000. This placement consisted of 10,000 shares of Series E Convertible Preferred Stock at $250 a share. Each share of the Series E Preferred Stock is convertible into 625 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 6,250,000 shares of common stock. Commencing October 1, 2007, the holders of the Series E Preferred Stock are entitled to receive a cash dividend at a per share rate equal to $13.50 per annum, and a liquidation preference of $250 per share plus accrued and unpaid dividends, and ranking pari passu with the Series B and Series D Preferred Stock. The Series E Preferred Stock votes on an as-converted basis with the common stock, and has a separate vote with respect to matters directly affecting this Series. Neither we nor the holders of the Series E Preferred Stock have the right to cause the redemption thereof. The net proceeds will be used for general working capital purposes and the repayment of the January 30, 2007 10% Promissory Note as outlined above.

We believe that after the 2007 placement we should have sufficient cash requirements to support our working capital needs through March 31, 2008. However, to further develop the MCM business, we will need to seek additional funding. There can be no assurance that funding initiatives will be successful due to the difficulty in raising equity from third parties given our low stock price and current revenue base, and if successful, could be highly dilutive to existing stockholders. These funds are required to permit us to expand our marketing efforts and for the manufacture of its SteriMed System as well as for general working capital requirements.

Item 3. Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2007, have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 11, 2006, the Company, its subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, CEO of the Company, were served with a complaint filed in the Supreme Court of the State of New York, New York County, by Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”). The complaint also names all persons who were stockholders of MCM at the time of the Company’s original investment in MCM in December 2002. On June 28, 2006, the Plaintiffs filed an amended

Index

complaint to include additional counts. The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of the Company’s acquisition. The Company received a signed protective order and discovery has been undertaken. Based upon its review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company, MCM and Mr. Aaron will vigorously defend this action. Accordingly, no accrual has been recorded by the Company as of March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Form 8-K filed on March 1, 2007 to report the issuance of an aggregate of 10,000 shares of Series E Convertible Preferred Stock and associated warrants to purchase shares of common stock.

Item 6.  Exhibits

(a)	Exhibits
31.1*  Rule 13a-14(a)/15d-14(a) Certification
31.2*  Rule 13a-14(a)/15d-14(a) Certification
32*  Section 1350 - Certification
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)

Date: May 14, 2007	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer

Date: May 14, 2007	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index