Form 10QSB
period 2007-06-30
CAPRIUS INC
filed 2007-08-14
CIK 722567

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number:  0-11914

CAPRIUS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2457487 (I.R.S. Employer Identification No.)

One University Plaza, Suite 400, Hackensack, NJ 07601
(Address of principal executive offices)  (Zip Code)

Issuer’s telephone number:  (201) 342-0900

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, Par Value $0.01	Outstanding at August 10, 2007 3,791,673 shares

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 6.	EXHIBITS	14

SIGNATURES	15

CAPRIUS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June  30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,373,919
Accounts receivable, net	721,772
Inventories, net	1,178,470
Total current assets	3,274,161

Property and Equipment:
Office furniture and equipment	270,449
Leasehold improvements	29,816
300,265
Less: accumulated depreciation	198,746
Property and equipment, net	101,519

Other Assets:
Goodwill	285,010
Intangible assets, net	46,583
Other	16,486
Total other assets	348,079
Total Assets	$3,723,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$689,608
Accrued expenses	89,386
Accrued compensation	219,406
Total current liabilities	998,400

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, convertible,
27,000 shares . Liquidation preference $2,700,000	2,700,000
Series D, stated value $12.40, convertible, 194,933 shares	2,417,200
Series E, stated value $250.00, convertible, 10,000 shares	2,500,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,792,798 shares and
outstanding 3,791,673 shares	37,928
Additional paid-in capital	74,682,611
Accumulated deficit	(79,610,130)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	2,725,359
Total Liabilities and Stockholders' Equity	$3,723,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Product sales	$646,216	$266,431	$1,699,812	$713,819
Consulting and royalty fees	29,540	54,145	123,965	119,683
Total revenues	675,756	320,576	1,823,777	833,502

Operating Expenses:
Cost of product sales	483,468	177,210	1,163,011	520,058
Research and development	58,577	85,411	207,142	261,598
Selling, general and administrative, includes stock-based compensation of $104,214 and 208,764, for the three and nine months ended June 30, 2007 respectively	1,109,497	765,283	2,994,634	2,170,936
Total operating expenses	1,651,542	1,027,904	4,364,787	2,952,592

Operating loss	(975,786)	(707,328)	(2,541,010)	(2,119,090)

Other Income:
Other income	500,000	-	500,000	-
Interest income, net	9,774	19,904	4,114	27,026
Total Other Income	509,774	19,904	504,114	27,026

Net loss	(466,012)	(687,424)	(2,036,896)	(2,092,064)

Deemed Dividend - Series D Convertible Preferred Stock	-	-	-	(1,317,061)
Deemed Dividend - Series E Convertible Preferred Stock	-	-	(2,346,938)	-

Net loss attributable to common stockholders	$(466,012)	(687,424)	$(4,383,834)	(3,409,125)

Net loss per basic and diluted common share	$(0.12)	$(0.21)	$(1.19)	$(1.03)

Weighted average number of common shares outstanding,
basic and diluted	3,791,673	3,321,673	3,681,490	3,321,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2007
(Unaudited)

	Series B Convertible		Series D Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
	Number		Number		Number		Number		Additional	Accumulated	Number		Total
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid In Capital	Deficit	of Shares	Amount	Stockholders' Equity

Balance, October 1, 2006	27,000	$2,700,000	241,933	$3,000,000	-	$-	3,322,798	$33,228	$74,001,747	$(77,573,234)	1,125	$(2,250)	$2,159,491

Conversion of Series D Preferred Stock to
Common Shares			(47,000)	(582,800)			470,000	4,700	578,100				-

Issuance of Series E Preferred Stock, net (See Note 6)					10,000	2,500,000			(106,000)				2,394,000

Adoption of SFAS 123 (R)									44,262				44,262

Stock-based Compensation pursuant to SFAS 123(R)									164,502				164,502

Net loss										(2,036,896)			(2,036,896)

Balance, June 30, 2007	27,000	$2,700,000	194,933	$2,417,200	10,000	$2,500,000	3,792,798	$37,928	$74,682,611	$(79,610,130)	1,125	$(2,250)	$2,725,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:

Net loss	$(2,036,896)	$(2,092,064)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	92,965	143,087
Stock-based compensation	208,764	-
Changes in operating assets and liabilities:
Accounts receivable, net	(472,011)	(164,486)
Inventories, net	(226,354)	(263,981)
Other assets	-	(5,242)
Advances from customers	-	69,076
Accounts payable	306,150	29,184
Accured expenses	74,721	72,140
Net cash used in operating activities	(2,052,661)	(2,212,286)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(40,658)	(27,605)
Decrease/(Increase) in security deposit	4,284	(3,360)
Net cash used in investing activities	(36,374)	(30,965)

Cash Flows from Financing Activities:

Proceeds from short term loan	100,000	-
Repayment of short term loan	(100,000)	-
Net proceeds from issuance of Series D Preferred Stock	-	2,707,350
Net proceeds from issuance of Series E Preferred Stock	2,394,000	-
Net cash provided by financing activities	2,394,000	2,707,350

Net increase in cash and cash equivalents	304,965	464,099

Cash and cash equivalents, beginning of period	1,068,954	1,257,158

Cash and cash equivalents, end of period	$1,373,919	$1,721,257

Supplemental Disclosures of Cash Flow Information:

	$-
Cash paid for interest	$806	$-
Cash paid for income taxes	$5,338	$3,110

Supplemental Disclosures of Non-Cash Activities

Conversion of 47,000 shares of Series D Preferred Stock
to common shares	$582,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – THE COMPANY

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

NOTE 2– BASIS OF PRESENTATION

The condensed consolidated balance sheet of Caprius Inc., and subsidiaries (“Caprius”, the “Company) as of June 30, 2007, the condensed consolidated statements of operations for the three month periods ended June 30, 2007 and 2006, and for the nine month periods ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the nine month period ended June 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006, have been prepared by the Company without audit.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business.  During the nine months ended June 30, 2007 the Company used cash flows from operating activities of approximately $2,053,000.  In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings.  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company recorded total stock-based compensation of $208,764 from October 1, 2006, through June 30, 2007 for options granted and vested. The $208,764 has been included in selling, general and administrative expense.  As of June 30, 2007 the fair value of the unvested stock options amounted to $801,502 which is expected to be recognized over a weighted average period of approximately 3 years.

Transactions under the stock option plan during the nine month period ended June 30, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2006	667,550	$2.08
Granted	1,180,000	$0.61
Forfeited / Expired	-	-

Outstanding at June 30, 2007	1,847,550	$0.86

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Outstanding Options		Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2007	Weighted- Average Exercise Price

$0.52 – 0.80	1,280,000	8.80	$ 0.61	272,045	$0.64
1.10	458,000	8.58	1.10	162,179	1.10
1.75	30,000	4.08	1.75	30,000	1.75
3.00 – 5.00	79,550	4.28	3.24	79,550	3.24

$0.52 - $5.00	1,847,550	8.48	$0.86	543,774	$1.22

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

For the three and nine months ended June 30, 2006, as was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." Under the intrinsic value method, no stock-based compensation expenses had been recognized as the exercise price of the grants equaled the fair market value of the underlying stock at the date of grant.  For the three and nine months ended June 30, 2006, the Company recorded compensation expense in general and administrative expenses amounting to $610 and $1,830 respectively, related to stock options granted to employees. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended June 30, 2006:

	Three months ended June 30, 2006	Nine months ended June 30, 2006

Net loss attributable to common stockholders as reported	$(687,424)	$(3,409,125)

Deduct: Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(610)	(1,830)

Pro forma net loss attributable to common stockholders	$(688,034)	$(3,410,955)

Pro forma net loss per share attributable to common stockholders (basic and diluted)	$(0.21)	$(1.03)

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. As of June 30, 2007 and 2006, potential issuable common shares amounted to 18,023,864 and 4,681,115 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. The potential common shares issuable as of June 30, 2007 and 2006 are outlined below:

	June 30, 2007	June 30, 2006
Options Outstanding	1,847,550	544,650
Warrants Outstanding	6,498,039	1,659,146
Series B Preferred Stock	57,989	57,989
Series D Preferred Stock	3,370,286	2,419,330
Series E Preferred Stock	6,250,000	0
Total	18,023,864	4,681,115

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

NOTE 4 – STOCK OPTIONS

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

NOTE  5 – ROYALTY AGREEMENT

On June 19, 2007, the Company entered into an amendment to Royalty Agreement (the “Amendment”) with Seradyn, Inc. (“Seradyn”) with regard to the Royalty Agreement dated October 9, 2002.  The Amendment provides for a lump sum payment of $500,000 by Seradyn to the Company, plus payment of any royalties due for the period from April 1, 2007 to May 15, 2007, for termination by the Company of the Royalty Agreement.  The payments were due within ten business days from the entry into the Amendment and were received by the Company on June 28, 2007

NOTE 6 – EQUITY FINANCING

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

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to customary anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series E preferred stock placement, each non-converted shares of Series D preferred stock is convertible into 17.29 shares of common stock or an aggregate of 3,370,286 shares of common stock. Accordingly, upon the conversion of the remaining shares of Series D preferred stock, the Company will issue an additional 1,420,956 shares of common stock

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, the Company has issued an additional 1,280,193 Series A warrants and 251,200 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants is now $1.66 and $1.11 for the Series A and Series B respectively.  Also, in accordance with certain milestone provisions of the 2006 Series D Preferred Stock placement the Company has adjusted the exercise price of the warrants associated with this placement from a range of $1.50 to $2.00 to a range of $0.90 to $1.40.

NOTE 7 – ECONOMIC DEPENDENCY

For the nine months ended June 30, 2007, revenue from two customers was approximately $706,000 and $339,000, respectively which represented approximately 38.7% and 18.6% of the total revenue.

For the nine months ended June 30, 2006, revenue from three customers was approximately $234,000, $120,000 and $84,000 respectively.  The revenues generated from these three customers represented approximately 28.1%, 14.4% and 10.1% of the total revenue.

NOTE  8 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011.  Under the terms of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

Three months ending September 30, 2007	22,973
2008	93,983
2009	96,071
2010	98,160
Thereafter	100,248
$411,435

In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $1,000 and the lease expires on March 31, 2008. This lease agreement is renewable annually thereafter.

NOTE 9 – LITIGATION

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against us, our subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, who was then our CEO(collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of our original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of the Company’s acquisition.  Discovery has been undertaken and depositions have commenced.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, we have not recorded any accrual for this litigation as of June 30, 2007.

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

Three Months Ended  June 30, 2007 Compared to Three Months Ended  June 30, 2006

Revenues generated from MCM product sales totaled $646,216 for the three months ended June 30, 2007 as compared to $266,431 for the three months ended June 30, 2006.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products.  Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $29,540 for the three months ended June 30, 2007 as compared to $54,145 for the three months ended June 30, 2006. This decrease is due to the sale of the royalty agreement by the Company within this quarter.

Cost of product sales amounted to $483,468 or 74.8% of total related revenues versus $177,210 or 66.5% of total related revenues for the three month periods ended June 30, 2007 and 2006, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  The increased percentage cost is due to the sales product mix.

Research and development expense decreased to $58,577 versus $85,411 for the three month period ended June 30, 2007 as compared to the same period in 2006.  This decrease is due to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior.

Selling, general and administrative expenses totaled $1,109,497 for the three months ended June 30, 2007 versus $765,283 for the three months ended June 30, 2006.  This increase is principally due to increased personnel, the Company’s adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $104,214 was recorded during this period and other costs in connection with sales and marketing.

Other income totaled $500,000 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006.  This resulted from the termination of the Company’s Royalty Agreement within this period.

Interest income, net totaled $9,774 for the three months ended June 30, 2007 versus $19,904 for the three months ended June 30, 2006.

The net loss amounted to $466,012 and $687,424 for the three month periods ended June 30, 2007 and 2006, respectively.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenues generated from MCM product sales totaled $1,699,812 for the nine months ended June 30, 2007 as compared to $713,819 for the nine months ended June 30, 2006. This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products. Consulting and royalty income from the TDM Business, which was sold in 2002, totaled $123,965 for the nine months ended June 30, 2007 as compared to $119,683 for the nine months ended June 30, 2006.  .

Cost of product sales amounted to $1,163,011 or 68.4% of total related revenues versus $520,058 or 72.9% of total related revenues for the nine month periods ended June 30, 2007 and 2006, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  The reduced percentage cost is due to the sales product mix, as well as the Company’s initiatives to reduce costs as the number of units produced increases.

Research and development expense decreased to $207,142 versus $261,598 for the nine month period ended June 30, 2007 as compared to the same period in 2006.  This decrease is due to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior.

Selling, general and administrative expenses totaled $2,994,634 for the nine months ended June 30, 2007 versus $2,170,936 for the nine months ended June 30, 2006.  This increase is principally due to increased personnel, the Company’s adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $208,764 was recorded during this period and other costs in connection with sales and marketing.

Other income totaled $500,000 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006.  This resulted from the termination of the Company’s Royalty Agreement within this period.

Interest income net, totaled $4,114 for the nine months ended June 30, 2007 versus $27,026 for the nine months ended June 30, 2006.

The net loss amounted to $2,036,896 and $2,092,064 for the nine month periods ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, the Company’s cash and cash equivalents position is $1,373,919.

Net cash used in operations for the nine months ended June 30, 2007 amounted to $2,052,661.  Net cash used in investing activities amounted to $36,374.  Net cash provided by financing activities amounted to $2,394,000.

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

In June 2007, we received $500,000 from Seradyn, Inc. as a lump sum payment upon the termination of the Royalty Agreement, plus an additional $29,500 representing royalties due for prior periods.

Going Concern and Management’s Plan

The Company continues to incur significant operating losses.  In addition, we are a defendant in an  action seeking damages in excess of $400,000.  Although we believe we have a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business. In order to fund the additional cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options. Given the Company’s low share price and current volume of business, there is no assurance that we will be able to obtain such additional funding or on terms not highly dilutive to current stockholders, and the lack of additional capital could have a material adverse impact on our business. If we are unable to generate sufficient cash flows from our business operations or raise additional funding to continue our operations, we will have to implement a plan to drastically curtail operations to reduce operating costs until sufficient additional capital is raised. There can be no assurance that such a plan, if implemented, will be successful.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Item 3.  Controls & Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2007, have concluded that our disclosure controls and procedures are  effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against us, our subsidiary, M.C.M. Environmental Technologies, Inc. (“MCM”), and George Aaron, who was then our CEO(collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of our original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of the Company’s acquisition.  Discovery has been undertaken and depositions have commenced.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, we have not recorded any accrual for this litigation as of June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.  Exhibits

(a)	Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 – Certification
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)
Date: August 14, 2007	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer
Date: August 14, 2007	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer