Form 10KSB
period 2007-09-30
CAPRIUS INC
filed 2007-12-21
CIK 722567

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10–KSB

(Mark one)
   X          Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007
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

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common Stock, par value $ .01 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10–KSB [X].

Revenues for the fiscal year ended September 30, 2007:   $2,664,404

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)?  Yes __  No  X

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of   December  14, 2007:  $1,274,350

The number of shares outstanding of Registrant’s Common Stock, $ .01 par value, outstanding on December 14, 2007:   3,849,662 shares

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

In December 2002, we closed the acquisition of our initial investment of 57.53% of the capital stock of MCM for a purchase price of $2.4 million.  MCM wholly-owns MCM Environmental Technologies Ltd., an Israeli corporation, which initially developed the SteriMed Systems.  Upon closing, our designees were elected to three of the five seats on MCM’s Board of Directors, with George Aaron, our chairman, and Jonathan Joels, our CFO, filling two seats. Additionally, as part of the acquisition, certain debt of MCM to its existing stockholders and to certain third-parties was converted to equity in MCM or restructured. Pursuant to our Letter of Intent with MCM, we had provided MCM with loans totaling $565,000, which loans were repaid upon closing by a reduction in the cash portion of the purchase price.  The Stockholders Agreement among us and the other MCM stockholders contained certain provisions relating to performance adjustments for the twenty-four month period post-closing.  As a consequence, our ownership interest in MCM increased by 5% in the fiscal year ended September 30, 2004 and by an additional 5% in the fiscal year ended September 30, 2005.  Furthermore, our MCM equity ownership increased with the conversion of various loans we made to MCM and our meeting cash calls made by MCM during the fiscal year ended September 30, 2005.  As of September 30, 2005, our interest in MCM increased to 96.66%.  Our interest remains unchanged through September 30, 2007.

Caprius, Inc. was founded in 1983. By June 1999, Caprius essentially operated in the business of developing specialized medical imaging systems as well as operating a comprehensive breast imaging center.  In June 1999, we ceased the development of developing the imaging systems and acquired Opus Diagnostics, Inc. and began manufacturing and selling medical diagnostic assays constituting the therapeutic drug monitoring (“TDM”) Business.  In October 2002, we sold the TDM business to Seradyn, Inc.   The imaging center was sold in September 2003.

Description of MCM Environmental Technologies Inc. Business

Background of the Regulated Medical Waste Industry in the United States

In 1988, the Federal Government passed the Medical Waste Tracking Act (“MWTA”).  MWTA defined medical waste and the types of medical waste that were to be regulated.  In addition to defining categories of medical waste, the law mandated that generators of Regulated Medical Waste (“RMW”) be responsible for and adhere to strict guidelines and procedures when disposing of RMW.  The mandates included a “cradle to grave” responsibility for any RMW produced by a facility, the necessity to track the disposal of RMW and defined standards for segregating, packaging, labeling and transporting of RMW.

The MWTA led to the development of individual state laws regulating how RMW is to be disposed of.  As a result of these laws, it became necessary for medical waste generating facilities to institute new procedures and processes for transporting medical waste from the facility to an offsite treatment and disposal center, or obtain their own on-site system for treatment and disposal acceptable to the regulators.  By 1999, Health Care Without Harm, a coalition of 440 member organizations, estimated that 250,000 tons of RMW was produced annually in the United States of America or worldwide.

The other major impact on the RMW market was the adoption of the Clean Air Amendments of 1997.  This Act dramatically reduced or eliminated the type of emissions that are permitted from the incineration of RMW.  Due to this, those generators of RMW, which were incinerating their waste, were forced into costly

Index

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

Ster-Cid® is our proprietary disinfectant solution used in the SteriMed Systems. Ster-Cid® is biodegradable and is registered with the U.S. Environmental Protection Agency (“U.S. EPA”) in accordance with the Federal Insecticide, Fungicide, Rodenticide Act of 1972 (“FIFRA”).  During the SteriMed disinfecting cycle, the concentration of Ster-Cid® is approximately 0.5% of the total volume of liquids.  The Ster-Cid®

Index

disinfectant in conjunction with the SteriMed Systems has been tested in independent laboratories.  Results show that disinfection levels specified in the U.S. EPA guidance document, “Report on State and Territorial Association on Alternate Treatment Technologies” (“STAATT”), are met.  Furthermore, it is accepted by the waste water treatment authorities to discharge the SteriMed effluent containing a low concentration of the disinfectant into the sewer system. STAATT is a worldwide organization involved in setting criteria for efficacy of alternative medical waste treatment technologies.

Both SteriMed units are safe and easy to operate requiring only a half day of training.  Once the cycle commences, the system is locked, and water and Ster-Cid® are automatically released into the treatment chamber.  The shredding, grinding and mixing of the waste is then initiated exposing all surfaces of the medical waste to the chemical solution during a processing cycle which takes approximately 15 minutes.  At the end of each cycle, the disinfected waste is ready for disposal as regular solid waste.

In the United States, the initial focus of marketing the SteriMed Systems has been to dialysis clinics.  We have also begun initial installations in other new sectors such as surgical centers, laboratories, plasmapheresis centers, and hospitals. Other potential markets include blood banks, cruise ships and military medical facilities.

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

Index

The process used by the SteriMed Systems, unlike many other waste medical disposal technologies, is not subject to the Clean Air Act Amendments of 1990 because there is no incineration or generation of toxic

Regulations and Regulatory Compliance for Alternative Medical Waste Treatment Technologies outside of the United States

CE Mark compliancy is a requirement for equipment sold in the European Union (“EU”).  The SteriMed Systems are CE Mark compliant as well as ISO Certified, 9001:2000 and 14001:2004.  In order to meet the specific regulatory requirements of the individual members of the EU, MCM will undertake further efficacy testing where necessary in order to demonstrate that the SteriMed Systems conform to all the standards in the specific EU member country.  Outside of the EU, we are required to review and meet whatever the specific standards a country may impose.  In countries where we have distributors, they are required to obtain the necessary regulatory approvals on our behalf at their expense.  The Company has received approval to market its SteriMed Systems in the United Kingdom and Hungary.

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

Index

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

Among the competitors in the infectious medical waste business are Stericycle, Inc., Sanitec, Inc. Saniflash PTY LTD, AduroMed Corp., MedServe, Inc., Meteka GmbH, Tecno Service First Srl (Newster srl), Ecodas, Waste Processing Solutions Company, and Waste Reduction, Inc.

Competitive Features of the SteriMed Systems

Seizing the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, we have positioned our products as viable alternatives to the traditional medical waste disposal methods.  The SteriMed Systems seek to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives.  The main competitive advantages of the SteriMed Systems are:

Safety
a)	No need to pack containers of medical waste
b)	No need to transport infectious waste through facilities with patients
c)	No need to ship infectious medical waste on public roads
d)	Environmentally sound approach for disinfection – uses biodegradable chemicals; does not release smoke, odor, steam or other emissions to the air; removes the need for incineration
e)	Quiet system - noise level during cycle is approx. 64.1dB(A), regarded below levels of noise safety concerns by most government regulations

Labor
a)	Reduce the exposure to infectious medical waste by limiting the time an employee handles, stores and packs the waste
b)	No need to administer and track waste that is shipped from the facility
c)	Ease of use
d)	Employees can continue to perform their regular functions while the SteriMed Systems treatment cycle is operational

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

Cost Saving
a)	One of the lowest capital costs for comprehensive onsite medical waste systems
b)	Reduced labor time as packaging for off-site transportation is eliminated
c)	No additional packaging or transportation costs to incineration site

Index

d)
Our business model allows for the SteriMed Systems to be leased to U.S. facilities generating the infectious clinical waste.  This model obviates the need for capital investment by users, and should also reduce previous operating expenses in disposing of medical waste.

e)
Cellemetry monitoring system which allows for real time monitoring of the SteriMed Systems through wireless communication with technical support personnel, thus enabling same or next day support to our valued customers.

f)	Ability to fix costs for a given period of time, avoiding future price increases and surcharges, while allowing for additional capacity at a low variable cost
g)	Energy efficient systems that consume just pennies per cycle in electricity and water

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

Marketing Strategy

We have designed and are implementing a marketing program based upon our SteriMed Systems and their cost saving ability. Our overall marketing campaigns are also focused on the value statement “…..Is Green…….Saves Green……”; a statement that defines our business as one which helps our clients simultaneously achieve their goals of sustainability through environmental responsibility, and improved financial performance through the reduction in operating costs associated with waste treatment and disposal.

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

Direct Selling to End Users in the Commercial Market

In the United States we employ sales personnel who are responsible for selling to key customers in our key applications.  Our definition of a “key” customer group are generators of medical waste with sites which best fit the capabilities and capacity of our SteriMed Systems. Within the United States these “key” applications are dialysis centers, small hospitals, surgical centers, plasmapheresis centers, blood banks, commercial laboratories (both research and clinical) as well as independent physician group practices.

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

Our business marketing models in the U.S. are either lease or purchase of the SteriMed Systems.  A typical SteriMed lease (which, at the customer’s option, can also include installation costs) is for a five year period. We have contacts with several leasing companies that offer this facility to our customers, including options for both capital leases and off balance sheet operating leases.

Index

Direct Selling to End Users in the Government and Defense Industry

We have continued to build on our initiative to capture business with the government and defense industry.   In Fiscal 2006, we shipped two SteriMed Juniors to the United States Department of Defense for use by the U.S. Navy.  The first unit was for laboratory test and evaluation as part of the U.S. Navy’s Shipboard Medical Waste Management Program. In September 2007, the second unit was deployed for shipboard evaluation on an LHD Class flagship vessel within the U.S. Navy’s Expeditionary Strike Group. The SteriMed System as deployed is a modified version of our commercial-off-the-shelf (COTS) system. The program for the Navy represents a significant opportunity for us in that the Navy is actively seeking a “total fleet solution” to medical waste management problems.  Of the medical waste processing systems considered by the Navy, the SteriMed System ranked among the highest to meet the needs (sterilization capability, size, ability to reduce the volume of waste and ability to render the waste non-recognizable) identified for evaluation aboard ship.  Our SteriMed Junior was identified as a solution that achieved the Navy’s cost, ship impact, and performance metrics.  We are actively supporting the Navy project in an attempt to earn this business which could result in the sales of multiple SteriMed systems. In September 2007, the Navy recently placed an order for an additional SteriMed System as they continue their evaluation program.

In addition to these opportunities, we are actively marketing to other branches of the military, including ground based operations where the need to reduce cost and to improve the environmental impact of medical waste management are key issues.

Sales to Domestic and International Distributors

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

In April 2007, we entered into a five year non-exclusive distribution agreement with McKesson Medical-Surgical, a leading provider of healthcare products and services to surgical centers, granting McKesson distribution rights to market our SteriMed systems for on-site medical waste processing to ambulatory surgical centers in the United States.

 In May 2007, we entered into a non-exclusive distribution agreement granting Henry Schein, Inc., one of the largest providers of healthcare products and services to office-based practitioners in the combined North American and European markets, distribution rights to market MCM’s SteriMed line of on-site medical waste processing units to dialysis clinics in the United States.

Internationally, we market our SteriMed Systems predominantly through distributors.  In order to gain exclusivity, the distributor must commit to minimum annual purchases.  In those countries where we have distributors, it is their responsibility to market and support the sales of the SteriMed Systems at their own expense as well as obtain all regulatory approvals which will be registered in the name of MCM.

We currently have international distributorship arrangements in Mexico, South Africa (defined as South Africa Development Countries) and the Caribbean. We also have distributor agreements in Hungary, Japan, Portugal and Russia.

Index

Selling Agents

Concurrent to our direct sales in the U.S, we continue to actively recruit agents who will act as our selling representatives, thus reducing our cost of sales.  We presently utilize the services of these agents on both the Eastern and Western coasts of the Unites States. These agents seek out opportunities for SteriMed in their local markets and are compensated for these sales through an agent based commission fee.  The criteria for the selection of these agents is that they must have existing, strong, long-term relationships with clients that are within our “key” applications as defined herein.

Manufacturing

We recognize that to be successful, we need to be able to supply manufactured units that are robust, cost effective, reliable intrinsically safe, and of world class quality

We manufacture components for the SteriMed systems globally at several key suppliers. These components are then assembled at either our facility in Moshav Moledet, Israel or at a contract manufacturing partner.  The SteriMed Junior is assembled by a third-party contract assembly company in Israel.  The SteriMed is assembled in house at our engineering facility in Israel or at a contract assembly company as volume warrants. We continue to seek sub-assembly manufacturers to enable us to reduce the cost of both SteriMed systems as well as seek alternative solutions for the manufacture of their components in lower cost regions. This also includes seeking alternatives to counteract the recent decline of the US dollar. We are also evaluating alternative manufacturing and/or assembly in closer proximity to our customer base.

Our assembly facility in Israel is operated under the strictest guidelines of the global quality standard of ISO 9001:2000 and ISO 14001:2004.

Approximately half of the SteriMed Systems’ components are commercially available from third-party suppliers. The remaining components are either generic with modification or customized specifically for the SteriMed.  Presently we maintain an inventory of spare parts and supplies in our Hackensack, NJ warehouse and at our facility in Moledet, Israel.

Maintenance and Customer Service Model

Critical to the successful use of the SteriMed Systems is the proper training of the personnel carrying out the installation, operation and service of the equipment. Our technical service staff assists clients in the installation of units and the training of their staff and on-site operators.  This training program is strongly geared to safety and maintenance to assure ongoing safe and smooth operation of the unit. After installation and training, operation of the unit is monitored by our technical staff to assure proper performance.  In the U.S., our technical staff is on call around the clock to assist with any questions or issues relating to the operation of our SteriMed Systems. Our goal is to minimize problems through ongoing training and strict adherence to maintenance schedules. We provide our customers with a warranty covering non-wear parts and labor for one year. In the U.S., an extended warranty program is available to our customers upon purchasing or leasing unit.

In the U.S., we recently launched an industry’s first, real time Cellemetry program.  The latest versions of the SteriMed systems have embedded wireless communication systems which communicate machine performance data to technical support personnel.  This system provides us with real time reporting on machine performance data, including service data, to enable us to provide same or next business day onsite support to the waste processing equipment.  The Cellemetry system has resulted in improved machine availability and customer satisfaction.  Cellemetry is a part of our overall customer service model and will be available as an annual subscription service to our customers after the expiration of the one year machine warranty period.

Proprietary Rights

There exist various medical waste treatment technologies that can be combined and employed in different ways, making trademarks and patents very important pieces of intellectual property to possess in the medical waste treatment industry.

Index

MCM acquired and/or applied for trademarks and patents for our SteriMed and Ster-Cid® products as indicated in the following tables.  The validation for patents is extended to fifteen years, provided an annual fee (on renewal dates) is paid in the respective country;

MCM STERIMED – INTERNATIONAL CLASS 10 TRADEMARK:

File No.	Country	Application No.	Application Date	Trademark No.
99211	Australia	813208	11/9/1999	813208
99208	Canada	1035659	11/12/1999	TMA 596,538
99209	Common European Market Trademarks (CTM)	1380146	11/11/1999	1380146
99216	Hungary	m-9905278	11/10/1999	165158
99200	Israel	113,697	7/20/1997	113,697
99210	Japan	11-103145	11/12/1999	4462258
99212	Mexico	472508	2/23/2001	701862
99218	Poland	Z-209695	11/10/1999	148086
99214	Russia	99719243	11/18/1999	209618
99207	U.S.A	75/904,419	1/28/2000	2,724,738

MCM STER-CID® INTERNATIONAL CLASS 5 TRADEMARK:

File No.	Country	Application No.	Application Date	Trademark No.
99205	Australia	813207	11/9/1999	813207
99202	Canada	1035658	11/12/1999	TMA 596,329
99203	Common European Market Trademarks (CTM)	1380195	11/11/1999	1380195
99215	Hungary	M-9905279	11/10/1999	164682
99200	Israel	131893	11/1/1999	131893
99204	Japan	11-103144	11/12/1999	4562185
99206	Mexico	412940	2/23/2001	656603
99217	Poland	Z-209696	11/10/1999	145760
99213	Russia	99719294	11/18/1999	200276
99201	U.S.A	75/904,150	01/29/2000	2,713,884

Index

STERIMED PATENTS & PATENT APPLICATIONS:

File No.	Country	Application No.	Application Date	Patent No.	Dates Patent Valid
9454	U.S.A	08/369,533	1/5/1995	5,620,654	4/15/1997 - 4/15/2014
9456	Canada	2,139,689	1/6/1995	2,139,689	10/5/1999 - 1/6/2015
9452	Australia	10096/95	1/9/1995	684,323	4/2/1998-1/9/2015
9453	Japan	7-011844	1/23/1995	3058401	4/21/2000- 1/27/2015
9346	Israel	108,311	1/10/1994	108,311	12/23/1999-1/10/2014
9455	Europe	95630001.6	1/5/1995	EP0662346	3/28/2001 - 1/5/2015 or according to National Phase
6.1 - 2114	Austria		1/5/1995	E200039	2/15/2001-1/5/2015
6.2 - 2115	Belgium		1/5/1995	10662346	2/15/2001-1/5/2015
6.3 - 2116	Germany		1/5/1995	DE69520458T2	2/15/2001-1/5/2015
6.4 - 2117	Spain		1/5/1995	EP0662346	2/15/2001-1/5/2015
6.5 - 2118	France		1/5/1995	EP0662346	2/15/2001-1/5/2015
6.6 - 2119	United Kingdom		1/5/1995	EP(UK)662346	2/15/2001-1/5/2015
6.7 - 2120	Italy		1/5/1995	0662346	2/15/2001-1/5/2015
6.8 - 2121	Netherlands		1/5/1995	EP0662346	2/15/2001-1/5/2015

MCM STERIMED PATENT CORPORATION TREATY (“PCT”) INTERNATIONAL PHASE PATENTS –PCT/IL02/00093:

File No.	Country	Application No.	Application Date	Patent No.	Dates Valid (Patent or Application)
2338	Brazil	P10206913-0	7/31/2003	Pending	7/31/2003 - 2/4/2022
2339	Mexico	PA/a/2003/ 006946	8/4/2003	Pending	8/4/2003 - 2/4/2022
2340	Russia	2003127023	9/4/2003	2290268	12/17/2006 - 2/4/2022
2341	South Africa	2003/5602	7/21/2003	2003/5602	9/23/2003 - 2/4/2022
2342	Canada	2437219	8/1/2003	Pending	8/1/2003 - 2/4/2022
2343	China	02806986.2	9/19/2003	CN 1259146C	9/19/2003 - 2/4/2022
2712	Hong Kong	4106248.3	8/20/2004	HK1063441 B	6/14/2006-2/4/2022
2344	India	01389/ chenp/03	9/2/2003	Pending	9/2/2003 - 2/4/2022
2313/354	Europe	02711185.5	9/5/2003	P210477 PCT/EP	9/5/2003- 2/4/2022
2337	Australia	2002230065	2/4/2002	2002230065	9/28/2006 - 2/4/2022
2373	USA	09/824,685	4/4/2001	6494391	12/17/2002 - 4/4/2021

We maintain, in-house, a system that tracks all expiration dates for our trademarks and patents.  This internal tracking system alerts us when renewal submissions are required.

Employees

As of December 1, 2007, we employed 19 full time employees and one part-time employee, including four senior managers.  Of these, nine employees are located at our facility in Israel.

Index

None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization.  We consider our relations with employees to be good.

As the level of our activities grow, additional personnel may be required.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 4,200 square feet of office space in Hackensack, New Jersey for executive and administrative personnel pursuant to a lease that expires on September 30, 2011 at a base monthly rental of approximately $7,500, plus escalation.  We also lease on a month to month basis approximately 400 square feet of space in Hackensack, NJ for warehousing purposes at a monthly cost of $575.

In Israel, we lease 2,300 square feet of industrial space at a monthly cost of approximately $1,000 and the lease expires on March 31, 2008.

ITEM 3.  LEGAL PROCEEDINGS

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are scheduled for January 2008.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, we have not recorded any accrual for this litigation as of September 30, 2007.

Our independent directors have authorized us to indemnify Mr. Aaron with respect to the Sassoon litigation, subject to limitations under applicable law and our by-laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Our Common Stock is traded on the OTC Bulletin Board  under the trading symbol CAPS.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB.   Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Index

Common Stock		High	Low

2007	(year ended September 30, 2007)

	Fourth Quarter	$0.85	$0.70
	Third Quarter	1.05	0.60
	Second Quarter	1.08	0.45
	First Quarter	0.65	0.51

2006	(year ended September 30, 2006)

	Fourth Quarter	$0.80	$0.55
	Third Quarter	1.69	0.80
	Second Quarter	2.35	1.30
	First Quarter	2.45	1.05

We have not paid any dividends on our shares of Common Stock since inception and do not expect to declare any dividends on our Common Stock in the foreseeable future.  Any declared dividend in the future would be subject to the terms of the outstanding preferred stock at that time.

On September 30, 2007, there were approximately 1100 holders of record of the Common Stock.  Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

(b)  Not applicable

(c)  During the fourth quarter of the fiscal year ended September 30, 2007, we did not make any repurchases of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended September 30, 2007 and 2006.

Results of Operations

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenues generated for fiscal year ended September 30, 2007 (“Fiscal 2007”) were primarily generated by MCM product sales which totaled $2,540,439 as compared with $1,069,902 for fiscal year ended September 30, 2006 (“Fiscal 2006”).  For Fiscal 2007, two customers accounted for approximately 33% and 15% respectively of the consolidated total revenue.  For Fiscal 2006, three customers accounted for approximately 24%, 19% and 13% respectively of the consolidated total revenue.  Product sales for the Fiscal 2007 increased due to our penetration into different geographical areas and our technologies growing acceptance in the market.

Consulting and royalty revenue from the TDM Business which was sold in 2002 to Seradyn, Inc.( as a condition of the sale, we received a royalty agreement) totaled approximately $124,000 and $166,000 for fiscal years ended September 30, 2007 and 2006, respectively. This decrease of approximately $42,000 was attributable to the sale of the royalty agreement during the 3rd quarter of Fiscal 2007.

Cost of product sales aggregated approximately $1,860,000 and $803,000 during Fiscal 2007 and Fiscal 2006, respectively. The increased costs correlate to the increase in revenues and the absorption of certain production expenses incurred in Fiscal 2007 in order to enhance production efficiencies.

Index

Research and development costs amounted to approximately $264,000 and $343,000 for Fiscal 2007 and Fiscal 2006, respectively.  This decrease is due primarily to the completion of the development work necessary for the ramp up of production of the SteriMed and SteriMed Junior.

Selling, general and administrative expenses totaled $4,272,118 for Fiscal 2007 versus $3,064,084 for Fiscal 2006.  This increase is principally due to increased personnel costs ( hiring of additional employees and increased benefit costs), our adoption of FAS 123R which requires the recording of stock based compensation as part of the statement of operations, in which $278,381 was recorded during Fiscal 2007 as well as the related increase in travel, marketing expenses and participation in multiple trade shows incurred in order to facilitate the development of additional sales markets both domestically and internationally for our units.

In 2007, management assessed the underlying fair value of the Company and determined the carrying value, including goodwill did not exceed its fair value and as such management recorded no impairment charge to goodwill for Fiscal 2007 as compared to $452,000 in Fiscal 2006.

Proceeds from settlement of Royalty Agreement totaled $ 500,000 for Fiscal 2007 as compared to $0 for Fiscal 2006. This was attributable to an amendment to Royalty Agreement (the “Amendment”) with Seradyn, Inc. regarding the Royalty Agreement of October 9, 2002 whereby we received a lump sum payment of $500,000 from Seradyn to the Company for the termination of the Royalty Agreement.

Interest (expense) income, net totaled ($18,056) for Fiscal 2007 versus $29,693 in Fiscal 2006.

The net loss totaled $3,249,673 for Fiscal 2007 versus $3,396,041 for Fiscal 2006.

Liquidity and Capital Resources

At September 30, 2007, our cash and cash equivalents position approximated $635,000 versus $1,069,000 at September 30, 2006.  However, based upon the net proceeds from a December 2007 placement we believe that our cash position will be sufficient through September 30, 2008 based upon current projections.

On December 6, 2007, we closed on a $4.7 million Series F Convertible Preferred Stock equity financing before financing related fees and expenses of approximately $300,000.  As part of this financing transaction, we issued 78,334 shares of Series F Convertible Preferred Stock at $60 a share, and we issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock. We also granted the Placement agent warrants to purchase 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years.  The net proceeds will be used for general working capital purposes.

On August 18, 2007 as per the agreement, the outstanding shares of the Series B Preferred Stock were automatically converted into 57,989 shares of common stock

In June 2007, we received $500,000 from Seradyn, Inc. as a lump sum payment upon the termination of the Royalty Agreement, plus an additional $29,500 representing royalties due for prior periods.

Financing during Fiscal 2007 included a financing on March 1, 2007, whereby we closed on a $2.5 million Series E Preferred Stock equity financing before financing related fees and expenses of approximately $106,000.  This placement consisted of 10,000 shares of Series E Convertible Preferred Stock at $250 a share., and we issued warrants to purchase an aggregate of 3,125,000 shares of common stock at an exercise price of $0.50 per share for a period of five years.  Each share of the Series E Preferred Stock is convertible into 625 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 6,250,000 shares of common stock. We also issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee, to a placement agent and its designees, and warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of

Index

$0.60 per share for a period of five years as part of the placement fee to a financial advisor. Commencing October 1, 2007, the holders of the Series E Preferred Stock are entitled to receive a cash dividend at a per share rate equal to $13.50 per annum, and a liquidation preference of $250 per share plus accrued and unpaid dividends, and ranking pari passu with the Series B and Series D Preferred Stock.  The Series E Preferred Stock votes on an as-converted basis with the common stock, and has a separate vote with respect to matters directly affecting this Series.  Neither we nor the holders of the Series E Preferred Stock have the right to cause the redemption thereof.  The net proceeds were used for general working capital purposes and the repayment of the January 30, 2007 10% Promissory Note as outlined above.

On January 30, 2007, we borrowed the principal amount of $100,000 through the issuance of a 10% promissory note, payable on April 30, 2007.  This “bridge” loan was used for general working capital, until additional funding was secured.  This note, plus interest, was repaid in March 2007 upon the placement of Series E Preferred Stock. – as discussed above.

Financing during Fiscal 2006 included a financing on February 17, 2006, whereby we closed a $3.0 million Series D Preferred Stock equity financing transaction before financing fees and expenses of approximately $293,000. On this financing transaction, we issued 241,933 shares of Series D Convertible Preferred Stock, convertible into 2,419,330 shares of Common Stock, together with Series A Warrants to purchase an aggregate of 223,881 shares of Common Stock at an exercise price of $1.50 per share for a period of five years, and Series B Warrants to purchase an aggregate of 447,764 shares of Common Stock at an exercise price of $2.00 per share for a period of five years.  As placement fees, we issued warrants to purchase an aggregate of 119,403 shares of Common Stock at an exercise price of $1.68 per share for a period of five years and warrants to purchase an aggregate of 59,702 shares of Common Stock at an exercise price of $2.00 per share for a period of five years.

Net cash used in operations for fiscal year 2007 amounted to $2,785,972.  Net cash used in investing activities amounted to $42,325.  Net cash flows provided by financing activities for Fiscal 2007 amounted to $2,394,000 which resulted from the issuance of the Series E Convertible Preferred Stock.

Net cash used in operations for fiscal year 2006 amounted to $2,850,047.  Net cash used in investing activities amounted to $45,507.  Net cash flows provided by financing activities for Fiscal 2006 amounted to $2,707,350, which resulted from the issuance of the Series D Convertible Preferred Stock

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty  The net cash proceeds from the Series F equity financing provided the funds necessary to satisfy specific outstanding obligations and accrued expenses outstanding at the time of the financing and increase our marketing effort both in the US and overseas markets. These funds also will enable us to build up our inventory to fulfill our current backlog of orders and future demand arising from our increased marketing efforts. With our growing market penetration in the U.S., we will need to expand our customer service and technical support capabilities to meet the needs of our clients. Similarly, in overseas markets, resources will continue to be required to obtain regulatory approvals in markets where we believe there exists great opportunities for our business. Our working capital is currently projected to meet the needs of our business plan for the current fiscal year.

Contractual Obligations

Our principal contractual commitments include payments under operating leases (see Note H of the accompanying consolidated financial statements).

Index

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

1.           Revenue recognition

The infectious medical waste business recognizes revenues from the sale or lease of our SteriMed Systems.  Revenues for sales or lease are recognized at the time that the unit is shipped to the customer. Revenues for  consulting and royalty fees are recognized on a quarterly basis.

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

Index

The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition and is currently not in a position to determine such effect.

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

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of EITF 00-19-02 on our consolidated financial statements and are currently not yet in a position to determine such effects.

On February 15, 2007, FASB issued SFAS No. 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities.”  The guidance in SFAS No. 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We do not believe this new accounting standard will have a material impact on our financial condition or results of operations

Forward Looking Statements

We are including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, ability to raise additional capital in the next several months,  delays in the manufacture of  new and existing products by us or

Index

third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the manufacturing in Israel, and availability of capital on terms satisfactory to us.  We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form SB-2  (File No. 333-132849) as filed with the Securities and Exchange Commission, on November 13, 2007.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Risks

The medical infectious waste disposal industry is subject to extensive federal, state and local laws and regulations, both in the US and overseas.  Our business requires us to obtain many different approvals and permits or other types of governmental authorizations for each jurisdiction in which we operate.  In addition, there can be no assurance that business will become profitable in the future and that additional losses and negative cash flows from operations may require us to obtain additional funds. No assurance can be given that we will be successful in obtaining additional funds, whether publicly or privately or through equity or debt.  Any such financing could be highly dilutive to stockholders. Other risks that we face are more specifically defined as follows:

Manufacturing

At present, the SteriMed is manufactured at our own facility in Israel.  The SteriMed Junior is currently manufactured by a third-party manufacturer in Israel.  While we expect our manufacturing and product development work to continue in Israel, due to the limited capacity as well as the high costs of transportation from Israel, we continue to seek sub-assembly manufacturers to enable us to reduce the cost of the SteriMed Junior as well as alternative locations for the manufacture of our SteriMed Junior.  As we receive interest from these manufacturers, we will then undertake a detailed analysis to ensure that they are sufficiently qualified to manufacture our unit and that their costs are acceptable to us.  If we fail to effectively manufacture or cause the manufacture of or fail to develop a market to increase the manufacturing needs for our SteriMed Systems, we will likely be unable to recover the losses we will have incurred in attempting to produce and market these products and technologies and may be unable to make sales or ever become profitable.

We are dependent on third-party suppliers for the components of our SteriMed and SteriMed Junior Systems and also for the Ster-Cid® disinfectant.  At present there are no supply contracts in place and our requirements are fulfilled against purchase orders.  There can be no assurances that we will have adequate supplies of materials.  Although we believe that the required components are readily available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components

Regulatory

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

Index

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

Intellectual Property

We regard certain aspects of our products, processes, services and technology as proprietary, and we have trademarks and patents for certain aspects of the SteriMed Systems.  Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. Our proprietary rights to Ster-Cid® relate to an exclusive worldwide license that we had obtained from a third party manufacturer in Europe to purchase the Ster-Cid® disinfectant.  The patent positions of medical waste technology companies generally involve complex legal and factual questions.  While patents are important to our business, the regulatory approvals are more critical in permitting us to market our products.  We may also apply in the future for patent protection for uses, processes, products and systems that we develop.  There can be no assurance that any future patent for which we apply will be issued, that any existing patents issued will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide any competitive advantage, that third-parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology.  We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.  An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or require us to develop appropriate alternative technology.  There can be no assurance that any such licenses would be available on acceptable terms or at all, or that we could develop alternate technology at an acceptable price or at all.  Any of these events could have a material adverse effect on our business and profitability.

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

Index

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

Financial

We raised net proceeds of $4.4 million in a placement of Series F Convertible Preferred Stock in December 2007. These funds will be utilized to support our marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for our increased manufacturing. The net proceeds from this placement should fulfill our capital needs for the upcoming fiscal year, based upon our present business plan.

In the past, we have experienced significant losses and negative cash flows from operations.  If these trends continue in the future, it could adversely affect our financial condition.  For the years ended September 30, 2007 and September 30, 2006, we experienced net losses of approximately $3.25 and $3.4 million from operations respectively.  Further, we have incurred negative cash flows from operations of approximately $2.8 million and $2.9 million for the years ended September 30, 2007 and 2006, respectively.   These results have had a negative impact on our financial condition.  There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred.  If these trends continue in the future, it could have a material adverse effect on our financial condition

Our working capital balance decreased to $1,153,116 at September 30, 2007 as compared to $1,653,302 as of September 30, 2006. This balance is still lower than our optimal requirements which may continue to impact our ability to produce Sterimed units and attract new customers, and could have a material adverse effect on our business.

Index

Personnel

Our success is highly dependent on the continued efforts of Dwight Morgan, Chairman, President and Chief Executive Officer, Jonathan Joels, Chief Financial Officer, Treasurer and Secretary, and George Aaron, Executive Vice President – International Business Development, who are our key management persons.  Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense.  Neither Mr. Mr. Morgan, Mr.; Aaron nor Mr. Joels plan to retire or leave us in the near future.  However, there can be no assurance that we will be successful in attracting and/or retaining key personnel in the future.  Our failure to do so could adversely affect our business and financial condition.  We do not have employment agreements with or carry any “key-man” insurance on the lives of any of our officers or employees.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS & PROCEDURES

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 (c) and 15d-15 (c) of the Securities Exchange Act of 1934) as of September 30, 2007 have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended September 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

ITEM 8B.  OTHER INFORMATION

None

Index

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

As of December 10, 2007, the directors and executive officers of the Company were:

Name	Age	Position

Dwight Morgan	46	Chairman, President and Chief Executive Officer

George Aaron	55	Executive Vice President – International Business Development

Jonathan Joels	51	Chief Financial Officer, Treasurer, Secretary and Director

Kenneth C. Leung (1)(2)	63	Director

Roger W. Miller (1)	61	Director
____________________
(1)           Member of the Audit Committee
(2)           Member of the Compensation/Option Committee

The principal occupations and brief summary of the background of each Director and executive officer is as follows:

Dwight Morgan.  Mr. Morgan has been Chairman of the Board since February 2007 and became President and CEO in November 2006. Mr. Morgan has served as our Chief Engineering Consultant since 2003.  From 1999 to 2003, he was a founder, President and Chief Operating Officer of POM Group, which had developed an alternative metal fabricating technology.  For 17 years to 1999, he served in various management positions at FANUC Robotics North America, with his last position being General Manager – Automation System Group.  Mr. Morgan began his career in 1982 as a systems engineer at General Motor Technical Center. Mr. Morgan is a member of the Michigan Economic Development Corporation’s Advanced Manufacturing Strategic Roundtable and is Chairman of the Corporate Development Committee of the American Diabetes Association. Mr. Morgan received a BS in Mechanical Engineering from Cornell University.

George Aaron.  Mr. Aaron has been Executive Vice President – International Business Development since February 2007. Prior thereto Mr. Aaron had served as Chairman of the Board since June 1999 and as President and CEO from 1999 to November 2006.  He has served as a Director since 1999 and had previously served as a Director from 1992 until 1996.  From 1992 to 1998, Mr. Aaron was the co-Founder and CEO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc. of which he remains a Director.  Mr. Aaron also serves on the Board of Directors of DeveloGen AG, who merged with Peptor Ltd. (the company that had acquired Portman Pharmaceuticals).  From 1983 to 1988, Mr. Aaron was the Founder and CEO of Technogenetics Inc. (a diagnostic company).  Prior to 1983, Mr. Aaron was Founder and Partner in Portman Group, Inc. and headed international business development at Schering Plough. Mr. Aaron is a graduate of the University of Maryland.

Index

Jonathan Joels.  Mr. Joels has been CFO, Treasurer, Secretary and a Director since June 1999.  From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc.  Mr. Joels’ previous experience included serving as a principal in Portman Group, Inc., CFO of London & Leeds Corp. and Chartered Accountant positions with both Ernst & Young and Hacker Young between 1977 and 1981.  Mr. Joels qualified and was admitted as a Chartered Accountant to the Institute of Chartered Accountants in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London.

Kenneth C. Leung. Mr. Leung has been a Director since December 6, 2006. Since 1995, Mr. Leung has been a Managing Director of Sanders Morris Harris Group and is engaged in investment banking in environmental and alternative energy, and is the Chief Investment Officer of its Environmental Opportunity Funds.  From 1978 to 1994, Mr. Leung had served as a Managing Director at Smith Barney, and for more than ten years prior he served in different positions at other investment banking institutions.  He currently serves as Chairman of the Board of American Ecology Corp., (NASDAQ: ECOL), and a director of SystemOne Technologies Inc. (other OTC: STEK.PK) and AeroGrowth International, Inc.  Mr. Leung received an MBA in Finance from Columbia University and a BA in History from Fordham University.

Roger W. Miller. Mr. Miller has been a Director since February 23, 2007.  Since 1992, Mr. Miller has been actively involved as a manager of personal portfolios of investments in private venture-stage companies and small public companies.  Mr. Miller had served as a director at some of these companies. He is also a financial consultant and expert witness in valuation cases, merger-related transactions and work-out and restructuring situations.  Prior to 1992, Mr. Miller held positions at Cambridge Capital where he was Co-Chairman of the private equity affiliate of Baker, Nye and held the position of General Partner and Managing Director at Salomon Brothers.  Mr. Miller holds degrees in both Law and Economics from Cambridge University and London University, respectively.

Effective December 4, 2007, Dr. Sol Triebwasser has resigned his directorship with the Company.  He will commence the role of Director Emeritus.  Dr. Triebwasser will continue his directorship on the board of the Company’s subsidiary M.C.M. Environmental Technologies, Inc.

Mr. Aaron and Mr. Joels are brothers-in-law.

The Board of Directors met either in person or telephonically seven times in the fiscal year ended September 30, 2007.  Each of the Directors attended at least 75% of the meetings.

The Board of Directors has standing Audit and Compensation/Option Committees.

The Audit Committee reviews with our independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls.  In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.  The Audit Committee met four times during the fiscal year ended September 30, 2007.  The Audit Committee has not designated an Audit Committee Financial Expert.  We are in the process of revising the Committee Charters and the Code of Ethics, as well as reorganizing the Committees.

The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers our Stock Option Plans.  The compensation/Option committee met three times during the fiscal year ended September 30, 2007.

Index

Compensation of Directors

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee thereof.  Non-employee Board members are entitled to an annual fee of $20,000 and 20,000 options under our 2002 Stock Option Plan, and may receive additional option grants at the discretion of the Board. On January 4, 2006, we granted options for the purchase of 20,000 shares each of common stock exercisable at $2.20 per share under our 2002 Stock Option Plan to Dr. Triebwasser and Dr. Jeffrey Hymes, who were then outside directors.  On March 5, 2007, these options were re-priced to $1.10 per share, representing 110% of the then market price of the common stock.  On December 1, 2006, we granted options for the purchase of 20,000 shares each of common stock at an exercise price of $0.55 per share to Dr. Triebwasser and Dr. Hymes (who resigned his directorship in February 2007).  On December 6, 2006 and February 23, 2007, respectively, we granted options for the purchase of 20,000 shares each of common stock at exercise prices $0. 55 and $0.52 per share, respectively, to Mr. Leung and Mr. Miller upon becoming directors.   All of these options are for a 10 year term, vesting after six months from grant as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months.  There are no deferred compensation arrangements with any of our independent directors.

Compliance with Section 16 (a)

Based solely in our review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, we believe that, during the fiscal year ended September 30, 2007, there was compliance with Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by us to (i) our Chief Executive Officer and (ii) our most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended September 30, 2007.

Annual Compensation					Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other compensation ($)
Dwight Morgan Chairman, President & CEO	2007 2006	221,154 -0-	20,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Jonathan Joels CFO	2007 2006 2005	220,000 220,000 176,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
George Aaron Exec. VP – Int'l Business Development	2007 2006 2005	178,596 240,000 240,000	-0- -0- -0-	60,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	60,000 -0- -0-

We do not have any written employment agreements with any of our executive officers.  Mr. Morgan, Mr. Joels and Mr. Aaron have been paid annual base salaries of $250,000, $220,000, and $137,000 respectively and each receives a monthly car allowance in the amount of $1,000.  Messrs. Morgan, Joels and Aaron are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies.  Mr. Morgan’s annual compensation in the table above is pro-rated based on his start date of November 13, 2006.  In February 2007, upon becoming Executive Vice President – International Business Development, Mr. Aaron’s compensation was changed to an annual base salary of $137,000, plus incentives. Mr. Aaron’s annual compensation in the table above is based on his position of President & CEO prior to February 2007, and his position of Executive Vice President, for the balance of the fiscal year.

Index

Upon commencement of his employment, in November 2006, Mr. Morgan also received a sign-on bonus of $20,000, and was granted an option for 350,000 shares of our common stock at an exercise price of $0.60 per share (the fair market value on the date of grant), with vesting after six months as to 1/8 of the options granted and the balance vesting at 1/48 per month (of the total granted) over the next 42 months under our 2002 Stock Option Plan.

On January 25, 2007, Messrs. Joels and Aaron were granted options of 350,000 shares of our common stock at an exercise price of $0.60 per share (the fair market value on the date of grant) with vesting after six months as to 1/8 of the options granted and the balance vesting at 1/48 per month (of the total granted) over the next 42 months under our 2002 Stock Option Plan.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.  As of September 30, 2007, under our 401(k) plan there was no matching contribution by the Company.

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Number of Securities Underlying Options/SARS Granted (#)	% of Total Options/SARS Granted to Employee(s) in Fiscal Year	Exercise On Base Price ($/Sh) *	Expiration Date

Dwight Morgan	350,000	31.8	$0.60	11/12/16

Jonathan Joels	350,000	31.8	$0.60	01/25/17

George Aaron	350,000	31.8	$0.60	01/25/17

Fiscal Year End Option Value

Name	Number of Securities Underlying Unexercised Options at Sept. 30, 2007 Exercisable/Unexercisable	Value of Unexercised In-the Money Options at Sept. 30, 2007 Exercisable ($)

Dwight Morgan	89,569/300,431	$- 0 -

Jonathan Joels	134,565/335,435	$- 0 -

George Aaron	134,565/335,435	$- 0 -

Index

Stock Option Plan

In May 2002, our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at our stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants.  Between October 1, 2006 and March 31, 2007, options were granted under the 2002 Plan for an aggregate of 1,180,000 shares, of which 1,036,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan. These options which were granted to officers, directors and employees are at an exercise price ranging from $0.52 to $0.80 per share. They are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months.  The vesting schedule of these options begins, on the date approved by our Board of Directors. On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of common stock reserved for issuance thereunder, subject to stockholder approval, and on February 23, 2007, the Board raised the number of shares to 2,500,000, subject to stockholder approval.  Stockholder approval was obtained as of February 26, 2007 by the written consent of the holders of more than a majority of outstanding voting shares, and notice thereof was given to the other stockholders. Under the 2002 Plan, options may be awarded to employees, directors and consultants.  These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On January 4, 2006, we granted options for the purchase of an aggregate of 458,000 shares (consisting of 393,000 to employees/directors and 65,000 to non-contractual consultants) of common stock under the 2002  Plan.  These options are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $2.20 per share.

On March 5, 2007, we re-priced an aggregate of 458,000 shares which were originally granted on January 4, 2006.  The options were originally issued at an exercise price of $2.20 per share and were re-priced at $1.10 per share, representing 110% of the then market price of the common stock.

During 1993, we adopted an employee stock option plan and a stock option plan for non-employee directors.  The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock.  The options issued under the plan may be incentive or nonqualified options.  The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee.  The Directors’ stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock.  The exercise price for shares granted under the Directors’ plan cannot be less than the fair market value of the stock on the date of the grant.  The 1993 plan expired May 25, 2003.  As of September 30, 2007, there remain options for 31,500 shares outstanding there under, which terminate in 2010.

As of September 30, 2007, we had outstanding options granted outside our plans for an aggregate of 130,000 shares of common stock at exercise prices ranging from $0.70 to $1.75 per share, with expiration dates of September 2009 and July 2011.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2007 members of the Company’s Compensation/Option Committee were Sol Triebwasser, Ph.D. and Kenneth C. Leung, neither is an executive officer or employee of the Company or its subsidiaries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 1, 2007, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than

Index

five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

Name of Beneficial Owner*	Position with Company	Amount and Nature of Beneficial Ownership (1) of Common Stock	Percentage of Securities ***
Austin W. Marxe and David M. Greenhouse 527 Madison Ave. NY, NY 10002	Holder of over five percent	9,440,037 (2)	79.3%
Dolphin Offshore Partners LP 120 East 17th Street New York, NY 10003	Holder of over five percent	3,375,000 (3)	46.7%
Bonanza Master Fund Ltd. 300 Crescent Ct Ste. 250 Dallas, TX 75201	Holder of over five percent	2,799,977(4)	44.6%
Vision Opportunity Master Fund Ltd. 20 West 55th Street New York, NY 10019	Holder of over five percent	423,000(5)	9.9%
Shrikant Mehta Combine International 354 Indusco Court Troy, Michigan 48083	Holder of over five percent	210,894	5.5%
Dwight Morgan	Chairman of the Board; Chief Executive Officer; President	105,832 (6)	2.7%
George Aaron	Director, Executive Vice President –Int’l Business Development	393,341 (7)	9.8%
Jonathan Joels	Director; Chief Financial Officer; Vice President; Treasurer; Secretary	388,055 (8)	9.7%
Sol Triebwasser, Ph.D.	Director	19,236(9)	**
Kenneth C. Leung	Director	10,582(10)	**
Roger W. Miller	Director	40,474(11)	1.1%
All executive officers and Directors as a group (6 persons)		957,520(12)	22.2%

*	Address of all holders except those listed with a specific address above is, One University Plaza, Suite 400, Hackensack, New Jersey 07601.
**	Less than one percent (1%)
***	The ownership as reflected above does not take into consideration the Company’s Series F Preferred Stock Placement of December 6, 2007.

Index

(1)
Includes voting and investment power, except where otherwise noted.  The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2007 pursuant to stock options, warrants and convertible securities.

(2)
Consists of (A)(i)1,034,482 shares direct, (ii)2,656,092 shares underlying warrants presently exercisable, (iii) 1,045,718 shares underlying Series D Convertible Preferred Stock and (iv) 2,343,750 shares underlying Series E Convertible Preferred Stock held by Special Situations Private Equity Fund, L.P., (B)(i) 317,037 shares direct, (ii) 814,274 shares underlying warrants presently exercisable, (iii) 320,685 shares underlying Series D Convertible Preferred Stock and (iv) 718,750 shares underlying Series E Convertible Preferred Stock held by Special Situations Fund III, QP, L.P., and (C)(i) 27,790 shares direct, (ii) 71,088 shares underlying warrants presently exercisable, (iii) 27,871 shares underlying Series D Convertible Preferred Stock and (iv) 62,500 shares underlying Series E Convertible Preferred Stock held by Special Situations Fund III, L.P.   MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. and the general partner of and investment adviser to the Special Situations Fund III, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P. and the Special Situations Private Equity Fund, L.P.  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(3)	Consists of (i) 2,250,000 shares underlying Series E Convertible Preferred Stock and (ii) 1,125,000 shares underlying warrants presently exercisable.

(4)	Consists of (i) 376,200 shares, (ii) 1,976,012 shares underlying Series D Convertible Preferred Stock and (iii) 447,765 shares underlying warrants presently exercisable.

(5)
Includes 423,000 shares underlying Series E Convertible Preferred Stock. Excludes (i) 327,000 shares underlying Series E Convertible Preferred Stock and (ii) 375,000 shares underlying warrants. Pursuant to a Letter Agreement, dated February 27, 2007, between us and Vision Opportunity Master Fund, Ltd. (“Vision”), Vision covenanted not to convert its Series E Convertible Preferred Stock or exercise its warrants if such conversion or exercise would cause its beneficial ownership to exceed 9.99%, which provision Vision may waive, upon not less than 61 days prior notice to us, as reported in its Schedule 13G filed on March 12, 2007.

(6)	Includes 105,832 shares underlying options presently exercisable and excludes 284,168 shares underlying options which are currently not exercisable.

(7)
Includes (i) 353 shares in retirement accounts, (ii) 8,199 shares underlying warrants presently exercisable, (iii) 5 shares jointly owned with his wife and (iv)153,330 shares underlying options presently exercisable, and excludes 316,670 shares underlying options which are currently not exercisable.

(8)
Includes (i) 48,000 shares as trustee for his children, (ii) 8,116 shares underlying warrants presently exercisable, (iii) 153,330 shares underlying options presently exercisable, (iv) 17,241 shares in a retirement account, and excludes 316,670 shares underlying options which are currently not exercisable.

Index

(9)	Includes 19,166 shares underlying options presently exercisable and excludes 25,834 shares underlying options which are currently not exercisable.

(10)	Includes 4,582 shares underlying options presently exercisable and excludes 15,418 shares underlying options which are currently not exercisable.

(11)	Includes 3,750 shares underlying options presently exercisable and excludes 16,250 shares underlying options which are currently not exercisable.

(12)	Includes (i) 16,315 shares underlying warrants and (ii) 439,990 shares underlying options presently exercisable, and excludes 975,010 shares underlying options which are currently not exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 30, 2007, we borrowed the principal amount of $100,000 from Special Situations Private Equity Fund L.P, which is a principal stockholder, through the issuance of a 10% promissory note.  This note plus interest of $805.56 was repaid on the closing of the 2007 placement, which occurred during the month of March 2007.

We believe that the above referenced transaction was made on terms no less favorable to us than could have been obtained from an unaffiliated third party.  Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

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

Index

3.5	Certificate of Merger, filed on June 28, 1999 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of Form 8-K dated June 28, 1999).

3.6	Certificate of Amendment to Certificate of Incorporation, filed April 1, 2005 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed April 5, 2005 (the “April 2005 Form 8-K”).

3.7	Certificate of Designation of Series B Convertible Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed September 2, 1997).

3.8
Certificate of Designations Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed for an event of February 17, 2006 (the “February 2006 Form 8-K”)).

3.9
Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock, filed on February 27, 2007 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed March 1, 2007 (the “March 2007 Form 8-K”)).

3.10
Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed on December 6, 2007 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K,  filed  December 10, 2007 (the “December 2007 Form 8-K) 20

3.11	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Form S-4).

4.1
Form of Common Stock Purchase Warrants for up to 300,000 shares of Common Stock, expiring February 28, 2006 (incorporated by Reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the fiscal quarter ended March 31, 2001).

4.2	Form of 2006 Series A Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.1 to Registrant’s February 2006 Form 8-K).

4.3	Form of 2006 Series B Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.2 to Registrant’s February 2006 Form 8-K).

4.4	Placement Agent Warrant, dated February 17, 2006 (incorporated by reference to Exhibit 4.3 to Registrant’s February 2006 Form 8-K).

4.5	Placement Agent Warrants, dated February 17, 2006 (incorporated by reference to Exhibit 4.1 to Registrant’s March 2006 Form 8-K/A-1).

4.6	Form of Warrant issued to the Investors in the 2007 placement (incorporated by reference to Exhibit 4.1 to Registrant’s March 2007 Form 8-K).

4.7	Placement Warrant Agreement, dated as of March 1, 2007, for 70,000 shares of Common Stock (incorporated by reference to Exhibit 4.2 to Registrants March 2007 Form 8-K).

4.8	Warrant Agreement, dated as of March 1, 2007, for 112,500 shares of Common Stock (incorporated by reference to Exhibit 4.3 to Registrant’s March 2007 Form 8-K).

4.9	Form of Warrant issued to the Investors in the December 2007 placement (incorporated by reference to Exhibit 4.1 of the Registrant’s December 2007 Form 8-K).

4.10	Placement Agent Warrant Agreement dated December 6, 2007 (incorporated by reference to Exhibit 4.2 of the Registrant’s December 2007 Form 8-K).

Index

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

10.2.2	Royalty Agreement, dated as of October 9, 2002, between Opus and Seradyn (incorporated by reference to Exhibit 10.2 to Registrant’s October 2002 Form 8-K).

10.2.3	Amendment to Royalty Agreement dated June 19, 2007, among Registrant, Opus and Seradyn (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of June 19, 2007).

10.3.1
Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of December 17, 2002 (the “December 2002 Form 8-K”).

10.3.2
Stockholders Agreement, dated December 17, 2002, among M.C.M. Technologies, Inc. and the holders of its outstanding capital stock (incorporated by reference to Exhibit 10.2 to Registrant’s December 2002 Form 8-K).

10.4
License and Manufacturing Agreement between M.C.M. Environmental Technologies Inc. and CID Lines, dated November 26, 2002 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registrant’s September 2004 Form SB-2, filed November 5, 2004 (File No. 333-118869) (“November 2004 Form SB-2/A-1”)).

10.5
Distribution Agreement between M.C.M. Environmental Technologies, LTD and Euromedic Group, dated November 1, 2002 (incorporated by reference to Exhibit 10.15 to Registrant’s November 2004 Form SB-2/A-1).

10.6
Distribution Agreement between M.C.M. Environmental Technologies, LTD and Lysmed, L.L.C., dated January 12, 2001 (incorporated by reference to Exhibit 10.16 to  Registrant’s November 2004  Form SB-2/A1).

10.7	Form of Agreement of Lease between Venture Hackensack Holding, Inc. and Caprius, Inc. dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s December 31, 2005 Form 10-QSB.)

10.8.1	Purchase Agreement for sale of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Registrant’s February 2006 Form 8-K).

10.8.2	Registration Rights Agreement dated February 16, 2006, by and among Registrant and the purchasers (incorporated by reference to Exhibit 10.2 to Registrant’s February 2006 Form 8-K).

Index

10.9	Form of Letter Agreement, dated October 30, 2006, between the Caprius, Inc. and Dwight Morgan (incorporated by reference to Registrant’s November 2006 Form 8-K).

10.10.1	Purchase Agreement for sale of Series E Preferred Stock dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s March 2007 Form 8-K)

10.10.2	Registration Rights Agreement dated March 1, 2007, by and among Registrant and the purchasers (incorporated by reference to Exhibit 10.2 to Registrant’s March 2007 Form 8-K)

10.10.3	Letter Agreement, dated February 27, 2007, between the Company and Vision Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.3 top Registrant’s March 2007 Form 8-K).

10.11.1	Purchase Agreement (without schedules) dated December 6, 2007, by and among the Company and the Investors thereto (incorporated by reference to Exhibit 10.1 to Registrant’s December 2007 Form 8-K).

10.11.2	Registration Rights Agreement, dated December 6, 2007, by and among the Registrant and the Investors thereto (incorporated by reference to Exhibit 10.2 to Registrant’s December 2007 Form 8-K).

21*	List of Company’s subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 - Certification
32.2*	Section 1350 - Certification

_________________

*           Filed herewith

(b)	Reports on Form 8-K:

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	September 30,
	2007	2006
AUDIT FEES	$137,208	$117,750
TAX FEES	-0-	-0-
AUDIT RELATED FEES	-0-	-0-
TOTAL FEES	$137,208	$117,750

The Audit Fees as stated above represent professional services rendered in regards to our Form #10-KSB, Form 10-QSB filings, Form S-8 and the Form SB-2 Registration Statements.

Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of December 2007.

CAPRIUS, INC.
By:	/s/ Jonathan Joels
Jonathan Joels, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwight Morgan Dwight Morgan	Chairman, President & CEO	December 18, 2007
/s/ Jonathan Joels Jonathan Joels	Director, CFO and Treasurer	December 18, 2007
/s/ George Aaron George Aaron	Director & Executive Vice President, Int’l Business Development	December 18, 2007
/s/ Kenneth C. Leung Kenneth C. Leung	Director	December 18, 2007
/s/ Roger W. Miller Roger W. Miller	Director	December 18, 2007

Index

CAPRIUS, INC. AND SUBSIDIARIES

I N D E X

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Caprius, Inc.

We have audited the accompanying consolidated balance sheet of Caprius, Inc. and Subsidiaries (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and Subsidiaries, as of September 30, 2007, and the consolidated results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with United States generally accepted accounting principles.

Marcum & Kliegman LLP
New York, New York
November 15, 2007, except for Note L
as to which the date is December 6, 2007

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS

Current Assets:
Cash	$634,657
Accounts receivable, net of allowance for doubtful accounts of $ 5,163	833,033
Inventories	911,244
Other current assets	76,678
Total current assets	2,455,612

Property and Equipment:
Office furniture and equipment	275,115
Leasehold improvements	31,101
306,216
Less: accumulated depreciation and amortization	200,712
Property and equipment, net	105,504

Other Assets:
Goodwill	285,010
Intangible assets, net	22,083
Other	16,486
Total other assets	323,579
Total Assets	$2,884,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$741,681
Customer deposits	271,375
Accrued expenses	84,537
Accrued compensation	204,903
Total current liabilities	1,302,496

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 194,933 shares	2,417,200
Series E, stated value $250, convertible, 10,000 shares	2,500,000
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,850,787 shares and outstanding 3,849,662 shares	38,508
Additional paid-in capital	77,451,648
Accumulated deficit	(80,822,907)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	1,582,199
Total Liabilities and Stockholders' Equity	$2,884,695

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	September 30, 2007	September 30, 2006

Revenues:
Product sales	$2,540,439	$1,069,902
Consulting and royalty fees	123,965	165,567
Total revenues	2,664,404	1,235,469

Operating Expenses:
Cost of product sales	1,859,911	802,532
Research and development	263,992	342,587
Selling, general and administrative, includes stock-based
compensation of $ 278,381 and $52,642 for the years ended
September 30, 2007 and September 30, 2006, respectively	4,272,118	3,064,084
Goodwill impairment	-	452,000
Total operating expenses	6,396,021	4,661,203

Operating loss	(3,731,617)	(3,425,734)

Proceeds from settlement of royalty agreement	500,000	-
Interest (expense) income, net	(18,056)	29,693

Net loss	(3,249,673)	(3,396,041)

Deemed Dividend - Series D Convertible Preferred Stock	-	(1,317,061)
Deemed Dividend - Series E Convertible Preferred Stock	(2,346,938)	-

Net loss attributable to common stockholders	$(5,596,611)	$(4,713,102)

Net loss per basic and diluted common share	$(1.51)	$(1.42)

Weighted average number of common shares outstanding, basic and diluted	3,716,252	3,321,673

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series B Convertible		Series D Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity

Balance, September 30, 2005	27,000	$2,700,000	-	$-	-	$-	3,322,798	$33,228	$74,241,755	$(74,177,193)	1,125	$(2,250)	$2,795,540

Issuance of Series D Convertible Preferred Stock, net			241,933	3,000,000.00					(292,650)				2,707,350

Grant of stock options to consultants for Services									52,642				52,642

Net loss										(3,396,041)			(3,396,041)

Balance, September 30, 2006	27,000	$2,700,000	241,933	$3,000,000	-	$-	3,322,798	$33,228	$74,001,747	$(77,573,234)	1,125	$(2,250)	$2,159,491

Conversion of Series D Preferred Stock to
Common Shares			(47,000)	$(582,800)			470,000	4,700	578,100				-

Issuance of Series E Preferred Stock, net					10,000	2,500,000			(106,000)				2,394,000

Conversion of Series B Preferred Stock to
Common Shares	(27,000)	$(2,700,000)					57,989	580	2,699,420				0

Adoption of SFAS 123 (R)									44,262				44,262

Stock-based Compensation pursuant to SFAS 123(R)									234,119				234,119

Net loss										(3,249,673)			(3,249,673)

Balance, September 30, 2007	-	$-	194,933	$2,417,200	10,000	$2,500,000	3,850,787	$38,508	$77,451,648	$(80,822,907)	1,125	$(2,250)	$1,582,199

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006
Cash Flows from Operating Activities:

Net loss	$(3,249,673)	$(3,396,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,431	177,671
Goodwill impairment	-	452,000
Stock-based compensation	278,381	52,642
Changes in operating assets and liabilities:
Accounts receivable, net	(583,272)	(122,509)
Inventories	40,872	(283,500)
Other assets	(76,678)	29,758
Customer deposits	271,375	-
Accounts payable	358,223	174,306
Accrued expenses	55,369	65,626
Net cash used in operating activities	(2,785,972)	(2,850,047)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(46,609)	(42,147)
Decrease/(Increase) in security deposit	4,284	(3,360)
Net cash used in investing activities	(42,325)	(45,507)

Cash Flows from Financing Activities:

Proceeds from short term loan	100,000	-
Repayment of short term loan	(100,000)	-
Net proceeds from issuance of Series E Preferred Stock	2,394,000	-
Net proceeds from issuance of Series D Preferred Stock	-	2,707,350
Net cash provided by financing activities	2,394,000	2,707,350

Net decrease in cash	(434,297)	(188,204)

Cash and cash equivalents, beginning of year	1,068,954	1,257,158

Cash and cash equivalents, end of year	$634,657	$1,068,954

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$806	$-
Cash paid for taxes	$5,338	$3,110

Non Cash-Flow Items:

Conversion of 47,000 shares of Series D Preferred Stock to common shares	$582,800	$-
Conversion of Series B Preferred Stock to common shares	$2,700,000	$-

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

Management Plans

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available cash of approximately $635,000 at September 30, 2007.  The Company raised net proceeds of $4.4 million in a placement of Series F Convertible Preferred Stock in December 2007. These funds will be utilized to support our marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for our increased manufacturing. The net proceeds from this placement should fulfill our capital needs for the upcoming fiscal year, based upon our present business plan.

(NOTE B) - Summary of Significant Accounting Policies

[1]  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

[2]  Revenue Recognition

Revenues from the MCM medical waste business are recognized at the time when the SteriMed units are  shipped to the customer.   Revenues for  consulting and royalty fees are recognized as earned..

[3]  Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2007, the Company has no instruments that would classify as a cash equivalent.

[4]  Accounts Receivable and Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility.   Allowances for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

[5]  Product Warranties

The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and

Index

labor for one year, thereafter extended warranties are available. These charges were immaterial in each of the years ended September 30, 2007 and 2006.

[6]  Shipping and Handling Costs

The Company includes shipping and handling costs in the statement of operations as part of cost of product sales. These costs were immaterial for the years ended September 30, 2007 and 2006.

[7]   Inventories

Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method.The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs.

[8]   Property and Equipment

Office furniture and equipment, and leasehold improvements are recorded at cost.  Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, if applicable.   Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized.

Asset Classification	Useful Lives
Office furniture and equipment Leasehold improvements	3-5 years Term of Lease

[9] Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company and its subsidiaries review the carrying values of their long-lived assets (other than goodwill) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

[10]   Goodwill and Other Intangibles

 At September 30, 2007, goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business.  SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized.  Goodwill shall be assigned to a reporting unit and annually tested for impairment.  Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.  The Company assesses whether an impairment loss should be recognized and measured by comparing the fair value of the “reporting unit” to the carrying value, including goodwill.  If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill.  If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

[11]   Net Loss Per Share

Net loss per share is computed in accordance with Statement of Financial Standards No. 128, “Earning Per Share” (“SFAS No. 128”).  SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net loss per common share was computed using the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible

Index

securities.  For the year ended September 30, 2007, potential common shares amount to 17,775,741 shares, as compared to 4,804,015 for the year ended September 30, 2006 and as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

[14]  Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of those instruments.

[15]  Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

[16]  Foreign Currency

The Company follows the provisions of SFAS No. 52, “Foreign Currency Translation.”  The functional currency of the Company’s foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for certain assets, which are measured at historical rates.  Foreign currency income and expense are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates.  Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur.  Exchange gains and losses included in the accompanying consolidated statements of operations are immaterial for the years ended September 30, 2007 and 2006.

[17]  Research and Development Costs

All research and development costs are charged to operations as incurred.  Research and development expenditures were approximately $264,000 and $343,000 for the fiscal years ended September 30, 2007 and 2006, respectively.

[18]  Recent  Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated results of operations and  financial condition

Index

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated results of operations and  financial condition.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and  financial condition and is currently not in a position to determine such effect.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2008. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated results of operations and  financial position.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of EITF 00-19-02 on our consolidated financial statements and are currently not yet in a position to determine such effects.

On February 15, 2007, FASB issued SFAS No. 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities.”  The guidance in SFAS No. 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We do not believe this new accounting standard will have a material impact on our financial condition or results of operations.

[19]  Stock-Based Compensation

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

The Company recorded total stock-based compensation of $278,381 for the fiscal year ended September 30, 2007 for options granted and vested. The $278,381 has been included in selling, general and administrative expense.  As of September 30, 2007 the fair value of the unvested stock options amounted to $731,885 which is expected to be recognized over a weighted average period of approximately 2.71 years.

Transactions under the various stock option plans during the fiscal year ended September 30, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2005	139,275	$3.32
Granted	588,000	$1.92
Forfeited / Expired	(59,725)	$3.45
Outstanding at September 30, 2006	667,550	$2.08
Granted	1,180,000	$0.61
Forfeited / Expired	-	-

Outstanding at September 30, 2007	1,847,550	$0.86

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

For the fiscal year ended September 30, 2006, as was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." Under the intrinsic value method, no stock-based compensation expenses had been recognized as the exercise price of the grants equaled the fair market value of the underlying stock at the date of grant. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal year ended September 30, 2006

Fiscal year ended September 30, 2006
Net loss attributable to common stockholders as reported	$(4,713,102)
Deduct: Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(91,668)
Pro forma net loss attributable to common stockholders	$(4,804,770)
Net Loss per share:
Basic and diluted loss attributable to common stockholders - as reported	$(1.42)
Basic and diluted loss attributable to common stockholders - pro forma	$(1.45)

Index

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

Financial instruments which potentially expose the Company to concentration of credit risk are mainly comprised of trade accounts receivable.  Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  The Company purchases a substantial amount of its inventory products from one principal supplier.  If in the future the supplier were to cease to supply these inventory products, management believes there are alternative vendors available to meet its needs. For the year ended September 30, 2007, two customers accounted for 1,285,714 of the consolidated total revenue, which represented approximately 33% and 15% respectively of the total revenue. The customer with sales of 15% of the total revenue  for the year ended September 30, 2007 has an outstanding accounts receivable balance as of September 30, 2007 of approximately $322,000 or 39%.  For the year ended September 30, 2006, three customers accounted for approximately 24%, 19% and 13% respectively of the consolidated total revenue.

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.  At September 30, 2007, the Company has cash balances on deposit with a financial institution in excess of the Federally insured limits by a total of approximately $158,000.

[21]  Goodwill

At September 30, 2007, as defined under SFAS No, 142, the Company has assessed the carrying value of goodwill.  The Company has determined that the carrying amount of the goodwill  does not exceed the implied fair value and as such no impairment charge to goodwill has been recorded.

[22]  Intangible Assets

Intangible assets consist of technology, customer relationships and permits, and are amortized on a straight-line basis over their estimated useful lives of three to five years. The carrying value of intangible assets will be reviewed annually by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than carrying value.  Total amortization expense related to the other intangible assets was approximately $98,000 for the year ended September 30, 2007 and $144,000 for the year ended September 30, 2006.     Intangible assets are summarized as follows:

		Accumulated	Sept 30,2007
Asset Type	Cost	Amortization	Net Book Value
Technology	$550,000	$550,000	$-
Permits	290,000	277,917	12,083
Customer Relationships	200,000	190,000	10,000
	$1,040,000	$1,017,917	$22,083

Expected amortization over the next year is as follows:

Fiscal Period	Amortization

2008	22,083
$22,083

Index

(NOTE C) -Inventories

Inventories consist of the following, as of September 30, 2007:

Raw materials	$858,244
Finished goods	53,000
911,244

(NOTE D) – Promissory Note

On January 30, 2007, the Company borrowed the principal amount of $100,000, from Special Situations Private Equity Fund L.P., which is a principal stockholder, through the issuance of a 10% promissory note.  This note and all accrued and unpaid interest, matured and became payable on April 30, 2007.  These funds were borrowed for general working capital, until additional funding was secured.  As outlined below, the Company secured additional funding on March 1, 2007 through the issuance of Series E Preferred Stock.  At that time the Company repaid the promissory note inclusive of interest for the total amount of approximately $101,000.

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

Pursuant to the 2006 preferred stock placement on February 17, 2006, the Company issued 241,933 shares of Series D preferred stock yielding net proceeds of $2,707,350 (net of $292,650 of financing costs), whereby each share was initially convertible into ten shares of common stock, subject to customary anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series E preferred

Index

stock placement, each non-converted shares of Series D preferred stock is convertible into 17.29 shares of common stock or an aggregate of 3,370,286 shares of common stock. Accordingly, upon the conversion of the remaining shares of Series D preferred stock, the Company will issue an additional 1,420,956 shares of common stock.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement on June 1, 2007, the Company issued an additional 1,102,559 Series A warrants and 251,200 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants was modified on June 1, 2007 to $1.66 and $1.11 for the Series A and Series B respectively.  Also, in accordance with certain milestone provisions of the 2006 Series D Preferred Stock placement, on January 1, 2007 the Company adjusted the exercise price of the warrants associated with this placement from a range of $1.50 to $2.00 to a range of $0.90 to $1.40.  There was no accounting effect of this transaction to the financial statements.

(NOTE F) - Employee Benefits

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code.  Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one.  For the years ended September 30, 2007 and 2006, the Company has not made any matching contributions to the plan.

(NOTE G)- Income Taxes

At September 30, 2007, the Company had a deferred tax asset totaling approximately $13,962,000 due primarily to net operating loss carryovers in the United States.  A valuation allowance was recorded in 2007 for the full amount of this asset due to uncertainty as to the realization of the benefit.  The change in the valuation allowance in 2007 decreased by approximately $380,000.

The Company does not file its tax return on a consolidated basis as United States tax rules prohibit the consolidation of its foreign subsidiary.  The Company’s Israeli subsidiary has net operating loss carryforwards for tax purposes in the amount of approximately $ 9,000,000.  The Company recorded a full valuation allowance for these foreign carryforward losses.

At September 30, 2007, the Company had available net operating loss carryforwards for United States tax purposes, expiring through 2026 of approximately $41.1 million.  The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for further use if significant changes in ownership interest of the Company occurs. Due to the significance of the Company’s historical losses it has not undertaken an evaluation to determine whether the Company has triggered any limitations on the use of the net operating loss carryforwards.

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2007 and 2006.  The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	September 30,
	2007	2006
Tax benefit at Federal statutory rate	(34.0%)	(34.0%)
Adjustments for change in valuation allowance	34.0%	34.0%
	-	-

Index

(NOTE H) - Commitments and Contingencies

[1]  Operating leases

The Company leases facilities under non-cancelable operating leases expiring at various dates through fiscal 2011.  Facility leases require the Company to pay certain insurance, maintenance and real estate taxes.  Lease expense for all facility leases totaled approximately $143,000 and $122,000 for the years ended September 30, 2007 and 2006, respectively, and was recorded as part of selling, general and administrative expenses within the  consolidated statement of operations.

Future minimum rental commitments under operating leases are as follows:
Fiscal Year	Amount
2008	93,983
2009	96,071
2010	98,160
2011	100,248

On June 16, 2006, the Company entered into an agreement for certain services related to investor relations and financial media programs for a one year period, whereby either party may cancel upon 30 days written notice. As consideration, the Company granted options on July 28, 2006 to purchase an aggregate of 30,000 shares of common stock at an exercise price of $1.75 per share for a period of five years. These options were granted with a valuation of $10,500 using the Black-Scholes model and have vested at 50% after six months, and additional 25% after nine months and the remaining 25% after one year.  The Company recorded the stock-based compensation of $10,500 and $0 for the years ended September 30, 2007 and 2006, respectively.

[2]  Legal proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are scheduled for January 2008.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, we have not recorded any accrual for this litigation as of September 30, 2007.

Our independent directors have authorized us to indemnify Mr. Aaron with respect to the Sassoon litigation, subject to limitations under applicable law and our by-laws.

[3] Manufacturing

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

Index

[4] Regulatory

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

(NOTE I) – Capital Transactions

[1]  Preferred Stock – Class B

On August 18, 2007 as per the agreement entered into with General Electric Company (“GE”) when they purchased the Series B Convertible Redeemable Preferred Stock, these shares of Series B Preferred Stock were automatically converted into 57,989 shares of common stock.

[2]  Warrants

On March 1, 2007, the Company closed on a 2.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $106,000.  In association with this financing the Company issued warrants to purchase an aggregate of 3,125,000 shares of common stock at an exercise price of $0.50 per share for a period of five years.  The Company has also issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee, to a placement agent and its designees, and warrants to purchase an aggregate of  112,500 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee to a financial advisor.  All warrants associated with this transaction are for a period of five years, and expire in February 2012.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, the Company has issued on June 1, 2007 an additional 1,102,559 Series A warrants and 251,200 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants was modified on June 1, 2007 to $1.66 and $1.11 for the Series A and Series B respectively.  Also, in accordance with certain milestone provisions of the 2006 Series D Preferred Stock placement, on January 1, 2007 the Company adjusted the exercise price of the warrants associated with this placement from a range of $1.50 to $2.00 to a range of $0.90 to $1.40.  There was no accounting effect of this transaction to the financial statements.

On February 17, 2006, the Company closed on a $3.0 million preferred stock equity financing transaction before financing fees and expenses of approximately $293,000.  In association with this financing the Company issued Series A Warrants to purchase and aggregate of 223,881 shares of common stock at an exercise price of $1.50 for a period of five years.  In addition, the Company issued Series B Warrants to purchase an aggregate of 447,764 shares of common stock at an exercise price of $2.00 per share for a period of five years. The Company has also issued warrants to purchase an aggregate of 119,403 shares of common stock at and exercise price of $1.68 per share and an aggregate of 59,702 shares of common stock at an exercise price of $2.00 per share as part of the placement fee for the transaction.  All warrants associated with this transaction are for a period of five years, and expire in February 2011.

Index

Warrants issued are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2005	823,396	$1.60 - $5.60	$4.95
Granted in 2006	850,750	$1.50 - $2.00	$1.82
Forfeited/Expired in 2006	(15,000)	$1.60	$1.60
Balance, September 30, 2006	1,659,146	$1.50 - $5.60	$3.38
Granted in 2007	4,661,259	$0.50 - $1.66	$0.81
Forfeited/Expired in 2007	(12,500)	$1.80	$1.80
Balance, September 30, 2007	6,307,905	$0.50 - $5.60	$1.07

[3]   Stock options

In May 2002, our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at our stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants.  Between October 1, 2006 and February 23, 2007, options were granted under the 2002 Plan for an aggregate of 1,180,000 shares, of which 1,036,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan.  On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of common stock reserved for issuance there under, subject to stockholder approval, and on February 23, 2007, the Board raised the number of shares to 2,500,000, subject to stockholder approval.  Stockholder approval was obtained as of February 26, 2007 by the written consent of the holders of more than a majority of outstanding voting shares, and notice thereof was given to the other stockholders. Under the 2002 Plan, options may be awarded to employees, directors and consultants.  These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On February 26, 2007, those options that were granted subject to stockholder approval were issued by the Company.  These options which were granted to officers, directors and employees are at an exercise price ranging from $0.52 to $0.80 per share. Options granted are for a 10 year term, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months.  The vesting schedule of these options begins, on the date approved by the Company’s Board of Directors. Using the Black Scholes Option pricing model the Company has determined that the fair value of these options range from $0.32 to $0.38 per share which equates to a fair value of approximately $371,000.

On March 5, 2007, the Company re-priced options for the purchase of an aggregate of 458,000 shares which were originally granted on January 4, 2006.  The options were originally issued at an exercise price of $2.20 per share and were repriced at $1.10 per share, representing 110% of the then market price of the common stock.  Using the Black Scholes Option pricing model, the Company has determined that the additional fair value of these options due to the re-pricing is approximately $53,700.  The Company has taken an immediate charge of $15,652 for those options which have previously vested and the balance will be expensed over the remaining vesting period of these options.

Effective October 1, 2006, the Company adopted the provision of FAS No. 123R “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and records stock-based compensation expense as part of the statement of operations. As of September 30, 2007, there were 1,686,050 options outstanding under the 2002 plan, exercisable at prices from $0.52 to $4.00 per share

Index

During 1993, the Company adopted an employee stock option plan and a stock option plan for non-employee directors.  The employee stock option plan provides for the granting of options to purchase not more than 50,000 shares of common stock.  The options issued under the plan may be incentive or nonqualified options.  The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee.  The Directors’ stock option plan provides for the granting of options to purchase not more than 10,000 shares of common stock.  In accordance with the Plan, the exercise price for shares granted under the Directors’ plan cannot be less than the fair market value of the stock on the date of the grant.

Stock option transactions under the 2002 plan are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2005	51,800	$3.00 - $4.00	$3.07
Granted in 2006	458,000	$1.10	$1.10
Forfeited/Expired in 2006	(3,750)	$3.00	$3.00
Balance, September 30, 2006	506,050	$2.20 - $4.00	$2.28
Granted in 2007	1,180,000	$0.52 - $0.80	$0.61
Balance, September 30, 2007	1,686,050	$0.52 - $4.00	$0.81

Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal year 2006 and 2007 are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2005	52,500	$2.00 - $3.00	$2.95
Granted in 2006	130,000	$0.70 - $1.75	$0.94
Forfeited/Expired in 2006	(52,500)	$2.00 - $3.00	$2.95
Balance, September 30, 2006 and September 30, 2007	130,000	$0.70 - $1.75	$0.94

Stock option transactions under the 1993 plan:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2005	34,975	$3.00 - $100.00	$4.27
Forfeited/Expired in 2006	(3,475)	$3.00 - $100.00	$11.48
Balance, September 30, 2006 and September 30, 2007	31,500	$3.00 - $5.00	$3.48

Index

The following  table summarizes information about stock options outstanding at September 30, 2007:

	Outstanding Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2007	Life (years)	Price	Value

$0.52 - $0.80	1,280,000	8.51	$0.61	64,000
1.10	458,000	8.33	1.10	0
1.75	30,000	3.83	1.75	0
3.00 – 5.00	79,550	4.03	3.24	0

$0.52 - $5.00	1,847,550	8.20	$0.86	64,000

	Exercisable Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2007	Life (years)	Price	Value

$0.52 - $0.80	347,461	6.97	$0.63	10,424
1.10	190,803	8.33	1.10	0
1.75	30,000	3.83	1.75	0
3.00 – 5.00	79,550	4.03	3.24	0

$0.52 - $5.00	647,814	6.87	$1.14	10,424

The intrinsic value is calculated as the difference between the market value of the Company’s common stock at September 30, 2007, which was $0.66 per share and the exercise price of the options.

Total stock options vested and exercisable at September 30, 2007	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share

Plan shares	517,814	$0.52 - $5.00	$1.19
Non-plan shares	130,000	$0.70 - $1.75	$0.94
	647,814	$0.52 - $5.00	$1.14

(NOTE J) -  Royalty Agreement

On June 19, 2007, the Company entered into an amendment to Royalty Agreement (the “Amendment”) with Seradyn, Inc. (“Seradyn) with regard to the Royalty Agreement dated October 9, 2002, among them.  The Amendment provides for a lump sum payment of $500,000 by Seradyn to the Company, plus payment of any royalties due for the period from April 1, 2007 to May 15, 2007, for

Index

termination by the Company of the Royalty Agreement.  The payments were due within ten business days from the entry into the Amendment and were received by the Company on June 28, 2007

 (NOTE K) –Geographic Information

The Company does not have reportable operating Segments as defined in the SFAS No.131 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2007 and 2006.

For the years ended September 30,	2007	2006
Net Revenues:
Israel	$1,465,190	$490,096
United States	1,199,214	745,373
Total	$2,664,404	$1,235,469

September 30, 2007
Identifiable Assets:
Israel	$1,369,461
United States	1,515,234
Total	$2,884,695

(NOTE L) –Subsequent Event

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $300,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock.  The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years.  The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend.  The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,500.

Index