Form 10QSB
period 2007-12-31
CAPRIUS INC
filed 2008-02-14
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, Par Value $0.01	Outstanding at February 11, 2008 4,276,902 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

CAPRIUS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$3,840,690
Accounts receivable, net	849,672
Inventories	1,349,666
Other current assets	12,000
Total current assets	6,052,028

Property and Equipment:
Office furniture and equipment	285,794
Leasehold improvements	34,374
320,168
Less: accumulated depreciation	208,971
Property and equipment, net	111,197

Other Assets:
Goodwill	285,010
Other	16,486
Total other assets	301,496
Total Assets	$6,464,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,059,368
Customer deposits	52,016
Accrued expenses	92,071
Accrued compensation	232,230
Total current liabilities	1,435,685

Long-term Liabilities:
Dividends Payable	83,458

Total Liabilities	1,519,143

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 194,933 shares	2,417,200
Series E, stated value $250, convertible, 10,000 shares	2,500,000
Series F, stated value $60, convertible, 78,334 shares	4,700,040
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 3,850,787 shares and outstanding 3,849,662 shares	38,508
Additional paid-in capital	77,230,697
Accumulated deficit	(81,938,617)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	4,945,578
Total Liabilities and Stockholders' Equity	$6,464,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2007	December 31, 2006

Revenues:
Product sales	$693,656	$470,293
Consulting and royalty fees	-	38,131
Total revenues	693,656	508,424

Operating Expenses:
Cost of product sales	512,370	308,636
Research and development	69,201	91,083
Selling, general and administrative (including stock-based compensation of $ 67,988 and $44,262 for the three months ended December 31, 2007 and 2006)	1,147,591	902,538
Total operating expenses	1,729,162	1,302,257

Operating loss	(1,035,506)	(793,833)

Interest income, net	3,254	6,558
	-
Net loss	(1,032,252)	(787,275)

Dividends - Convertible Preferred Stock	(83,458)	-
Deemed Dividend - Series F Convertible Preferred Stock	(2,370,300)	-

Net loss attributable to common stockholders	$(3,486,010)	$(787,275)

Net loss per basic and diluted common share	$(0.91)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	3,849,662	3,464,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity

Balance, October 1, 2007	194,933	$2,417,200	10,000	$2,500,000	-	$-	3,850,787	$38,508	$77,451,648	$(80,822,907)	1,125	$(2,250)	$1,582,199

Issuance of Series F Preferred Stock (See Note 4)					78,334	4,700,040			(288,939)				4,411,101
Dividends ($0.67 per Series D convertible preferred stock, $13.50 per Series E convertible preferred stock and $3.24 per Series F convertible preferred stock)										(83,458)			(83,458)

Stock-based Compensation									67,988				67,988

Net loss										(1,032,252)			(1,032,252)

Balance, December 31, 2007	194,933	$2,417,200	10,000	$2,500,000	78,334	$4,700,040	3,850,787	$38,508	$77,230,697	$(81,938,617)	1,125	$(2,250)	$4,945,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:

Net loss	$(1,032,252)	$(787,275)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	30,342	32,388
Stock-based compensation	67,988	44,262
Changes in operating assets and liabilities:
Accounts receivable	(16,639)	11,091
Inventories	(438,422)	(180,016)
Other assets	64,678	-
Accounts payable	317,687	227,489
Advances from customers	(219,359)	-
Accrued expenses and compensation	34,861	26,358
Net cash used in operating activities	(1,191,116)	(625,703)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(13,952)	(14,913)
Net cash used in investing activities	(13,952)	(14,913)

Cash Flows from Financing Activities:

Net proceeds from issuance of Series F Preferred Stock	4,411,101	-

Net cash provided by financing activities	4,411,101	-

Net increase (decrease) in cash and cash equivalents	3,206,033	(640,616)

Cash and cash equivalents, beginning of period	634,657	1,068,954

Cash and cash equivalents, end of period	$3,840,690	$428,338

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$-	$5,338

Non Cash-Flow Items:
Conversion of 47,000 shares of Series D Preferred Stock to common shares	$-	$582,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – THE COMPANY

Caprius, Inc. and subsidiaries (collectively the “Company”) is engaged in the infectious medical waste disposal business. In December 2002, the Company acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste.  The SteriMed Systems are sold and leased in both the domestic and international markets.

NOTE 2 – BASIS OF PRESENTATION AND MANAGEMENT PLANS

The condensed consolidated balance sheet of the Company as of December 31, 2007, the condensed consolidated statements of operations for the three month periods ended December 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the three month period ended December 31, 2007 and the condensed consolidated statements of cash flows for the three months ended December 31, 2007 and 2006, have been prepared by the Company without audit.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on December 21, 2007.

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense in such lawsuit, an unfavorable outcome could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of this litigation. The Company has available cash of approximately $3,840,690 at December 31, 2007.  In December 2007, the Company raised net proceeds of $4.4 million in a placement of Series F convertible preferred stock. These funds will be utilized to support the Company’s marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for increased manufacturing. The net proceeds from this placement should fulfill the Company’s capital needs for the upcoming year, based upon its present business plan.

NOTE 3 – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Caprius, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The medical infectious waste business recognizes revenues from either the sale or rental of its SteriMed units.  Revenues for sales are recognized at the time that the unit is shipped to the customer.   Revenues for consulting and royalty fees are recognized as earned.

Index

Cash Equivalent

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.  As of December 31, 2007, the Company has no instruments that would be classified as a cash equivalent.

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

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. As of December 31, 2007 and 2006, potential issuable common shares amounted to 30,211,500 and 4,477,965 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. The potential common shares issuable as of December 31, 2007 and 2006 are outlined below:

	December 31, 2007	December 31, 2006
Options Outstanding	1,903,175	811,500
Warrants Outstanding	10,439,226	1,659,146
Series B Preferred Stock	-	57,989
Series D Preferred Stock	3,785,699	1,949,330
Series E Preferred Stock	6,250,000	-
Series F Preferred Stock	7,833,400	-
Total	30,211,500	4,477,965

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NOTE 4 – EQUITY FINANCING

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $289,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock.  The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years.  The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend.  The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair

Index

value of approximately $117,000. The fair valuation of these warrants has been included in the Company’s additional paid-in-capital and has no impact on its statement of operations.

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to customary anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there are 194,933, is convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock. Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, the Company has issued an additional 1,620,998 Series A warrants and 330,722 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants is now $1.25 and $0.93 for the Series A and Series B warrants respectively.

NOTE 5 – STOCKHOLDER’S EQUITY

Stock Options

On December 4, 2007, the Company’s Board of Directors granted options to three employees for the purchase of 50,000, 20,000 and 20,000 shares of its common stock. Such options have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.75 per share.  The fair value of these options of $0.32 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.70 per share, exercise price of $0.75 per share, zero dividends, expected volatility of 59%, risk free interest rate of 3.35% and expected life of 4 years.  During the three months ended December 31, 2007 a former employee forfeited 34,375 options.  The Company recorded $67,988 and $44,262 of stock option compensation for the three months ended December 31, 2007 and 2006, respectively and is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2007, the fair value of the unvested stock options amounted to $682,093 which is expected to be recognized over a weighted average period of approximately 2.54 years.

Transactions under the stock option plan during the three month period ended December 31, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2007	1,847,550	$0.86
Granted	90,000	$0.75
Forfeited / Expired	(34,375)	$0.80

Outstanding at December 31, 2007	1,903,175	$0.86

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Outstanding Options				Exercisable Options
		Weighted-
	Number	Average	Weighted-	Intrinsic	Number	Weighted-	Intrinsic
Range of	Outstanding at	Remaining	Average	Value	Exercisable at	Average	Value
Exercise	December 31,	Contractual	Exercise		December 31,	Exercise
Prices	2007	Life (years)	Price		2007	Price

$0.52 – 0.80	1,335,625	8.49	$0.62	$80,138	419,131	$0.63	$20,957
1.10	458,000	8.08	1.10	0	219,428	1.10	0

Index

1.75	30,000	3.58	1.75	0	30,000	1.75	0
3.00 – 5.00	79,550	3.72	3.24	0	79,550	3.24	0

$0.52 - $5.00	1,903,175	8.11	$0.86	$80,138	748,109	$1.09	$20,957

The intrinsic value is calculated as the difference between the market value of the Company’s common stock at December 31, 2007, which was $0.68 per share and the exercise price of the options

Warrants

As part of the December 2007 preferred stock equity financing, the Company issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years.  The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent.  All warrants associated with this transaction are for a period of five years, and expire in December 2012.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, after the close of the Series F placement, the Company has issued an additional 518,439 Series A warrants and 79,522 Series B warrants.  In accordance with these provisions, the exercise price of both the newly issued and previously issued warrants was modified to $1.25 and $0.93 for the Series A and Series B respectively. There was no accounting effect of this transaction to the financial statements.

Warrants issued are as follows:

	Number of Warrants	Warrants Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2007	6,307,905	$0.50 - $5.60	$1.07
Granted	4,131,321	$0.80 - $1.25	$0.86
Balance, December 31, 2007	10,439,226	$0.50 - $5.60	$0.92

NOTE 6 – ECONOMIC DEPENDENCY

For the three months ended December 31, 2007, product sales from two customers was approximately $422,000 and $78,000, respectively which represented approximately 61% and 11% of total revenues.   At December 31, 2007, accounts receivable for these two customers was $0 and $78,000, respectively.

For the three months ended December 31, 2006, product sales from one customer was approximately $342,000 which represented approximately 67% of total revenues.

NOTE  7 – INCOME TAXES

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more than likely than not be sustained upon examination by taxing authorities. Differences between tax positions taken and or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”.  A

Index

liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified within “Interest income, net” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses”. No interest and penalties were recorded during the three months ended December 31, 2007.

The Company files income tax returns in the United States (federal) and in various states and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examination by tax authorities for the years prior to 2003.

The adoption of the provision of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company’s utilization of the NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change, as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

This annual limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company estimated that a substantial majority of the NOL’s are subject to limitations due to the change in ownership provisions under Section 382 of the Internal Revenue Code.  After giving effect to such changes, the Company estimates that its NOLS available to offset future taxable income, if any, amount to approximately $3.5 million.  Effective October 1, 2007, the Company reduced the carrying amount of its net deferred tax asset and related valuation allowance from approximately $14.3 million to $1.2 million for the tax effect of reducing its NOLS from approximately $41.5 million to $3.5 million.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in the future periods with supportable trends, the valuation allowance will be reduced accordingly.

NOTE  8 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011.  Under the terms of this agreement, the Company

Index

leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

Nine months ending September 30, 2008	70,487
2009	96,071
2010	98,160
2011	100,248
$364,966

In Israel, the Company leases 2,300 square feet of industrial space at a monthly rent of approximately $1,000 and such lease expires on March 31, 2008. This lease agreement is renewable annually thereafter. In addition, the Company has leased approximately 2,000 square feet of warehouse space in Brighton, MI commencing February 1, 2008 through January 31, 2009 at a monthly rent of $2,000.

NOTE 9– LITIGATION

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are scheduled for February 2008.  Based upon the review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, the Company has not recorded any accrual for this litigation as of December 31, 2007.

NOTE 10– SUBSEQUENT EVENT

On January 16, 2008, a holder of Series D Preferred Stock converted 22,000 such shares into 427,240 shares of Common Stock.  The conversion was exempt from the registration provisions of the Securities Act of 1933, as amended by reason of Section 3 (a) (9) thereof.

Item 2:  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important

Index

factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of  new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us.  We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form S-1 (File No. 333-148792) as filed with the Securities and Exchange Commission, on January 22, 2008.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2007, our business operation is classified as medical infectious waste business.

Three Months Ended  December 31, 2007 Compared to Three Months Ended  December 31, 2006

Revenues generated from MCM product sales totaled $693,656 for the three months ended December 31, 2007 as compared to $470,293 for the three months ended December 31, 2006.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products, and the greater acceptance of our technology in the marketplace.

 Consulting and royalty fees from the TDM Business which was sold in 2002 to Seradyn, Inc.( as a condition of the sale, we entered into a consulting and royalty agreement), totaled $0 for the three months ended December 31, 2007 as compared to $38,131 for the three months ended December 31, 2006. This decrease is due to the termination of the royalty agreement by the Company in the 3rd quarter of fiscal 2007.

Cost of product sales amounted to $512,370 or 73.9% of total related revenues versus $308,636 or 65.6% of total related revenues for the three month periods ended December 31, 2006. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  The increased percentage cost is due to the sales product mix.

Research and development expense decreased to $69,201 versus $91,083 for the three month period ended December 31, 2007 as compared to the same period in 2006.  This decrease is due primarily to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior.

Selling, general and administrative expenses totaled $1,147,591 for the three months ended December 31, 2007 versus $902,538 for the three months ended December 31, 2006. This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

Interest income, net totaled $ 3,254 for the three months ended December 31, 2007 versus $6,558 for the three months ended December 31, 2006.

The net loss amounted to $1,032,252 and $787,275 for the three month periods ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At December 31, 2007, the Company’s cash position was $3,840,690.

Index

Net cash used in operations for the three months ended December 31, 2007 amounted to $1,191,116.  Net cash used in investing activities amounted to $13,952. Net cash provided by financing activities amounted to $4,411,101.

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of this litigation.  In December 2007, the Company raised net proceeds of $4.4 million in a placement of Series F convertible preferred stock, the details of which are outlined below. These funds will be utilized to support the Company’s marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for increased manufacturing. The net proceeds from this placement should fulfill the Company’s capital needs for the upcoming year, based upon its present business plan.

On December 6, 2007, the Company closed on a $4.7 million Series F Preferred Stock equity financing before financing related fees and expenses of approximately $289,000.  This placement consisted of 78,334 shares of Series F Convertible Preferred Stock at $60 a share.  Each share of the Series F Preferred Stock is convertible into 100 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock.  The holders of the Series F Preferred Stock are entitled to receive a cash dividend at a per share rate equal to $3.24 per annum.  The liquidation and dividend rights of the holders of the Series F Preferred Stock rank pari passu with those of the holders of the Series E and Series D Preferred Stock.

Item 3.  Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2007, have concluded that our disclosure controls and procedures are  effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are scheduled for February 2008.  Based upon the review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company Defendants will vigorously defend this action.  Accordingly, the Company has not recorded any accrual for this litigation as of December 31, 2007.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Form 8-K filed on December 10, 2007 to report the issuance of an aggregate of 78,334 shares of Series F Convertible Preferred Stock and associated warrants to purchase shares of common stock.

Item 6.  Exhibits

(a)	Exhibits
	31.1*	Rule 13a-14(a)/15d-14(a) Certification
	31.2*	Rule 13a-14(a)/15d-14(a) Certification
	32*	Section 1350 – Certification
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)

Date: February 12, 2008	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer

Date: February 12, 2008	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index