Form 10QSB
period 2008-03-31
CAPRIUS INC
filed 2008-05-14
CIK 722567

Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, Par Value $0.01	4,776,902 shares

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

CAPRIUS, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008

(Unaudited)

ASSETS

Current Assets:
Cash	$2,681,466
Accounts receivable, net	847,149
Inventories	1,213,729
Other current assets	57,688
Total current assets	4,800,032

Property and Equipment:
Office furniture and equipment	303,375
Leasehold improvements	34,374
337,749
Less: accumulated depreciation	218,410
Property and equipment, net	119,339

Other Assets:
Goodwill	285,010
Other	18,486
Total other assets	303,496

Total Assets	$5,222,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$806,907
Accrued expenses	121,107
Accrued compensation	294,983
Total current liabilities	1,222,997

Long-term Liabilities
Dividends Payable	209,856

Total Liabilities	1,432,853

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 172,933 shares	2,144,400
Series E, stated value $250, convertible, 9,200 shares	2,300,000
Series F, stated value $60, convertible, 78,334 shares	4,700,040
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 4,778,027 shares and outstanding 4,776,902 shares	47,780
Additional paid-in capital	77,771,704
Accumulated deficit	(83,171,660)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	3,790,014
Total Liabilities and Stockholders' Equity	$5,222,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Revenues:
Product sales	$1,095,017	$583,303	$1,788,673	$1,053,596
Consulting and royalty fees	-	56,294	-	94,425
Total revenues	1,095,017	639,597	1,788,673	1,148,021

Operating Expenses:
Cost of product sales	847,747	370,907	1,360,117	679,543
Research and development	64,741	57,482	133,942	148,565
Selling, general and administrative, includes stock-based compensation of $ 77,479 and $60,288 for the three months ended March 31, 2008 and 2007 and $145,467 and $104,550 for the six months ended March 31, 2008 and 2007	1,311,324	994,239	2,458,915	1,896,777
Total operating expenses	2,223,812	1,422,628	3,952,974	2,724,885

Operating loss	(1,128,795)	(783,031)	(2,164,301)	(1,576,864)

Interest income, net	22,150	(578)	25,404	5,980
	-		-
Net loss	(1,106,645)	(783,609)	(2,138,897)	(1,570,884)

Dividend - Convertible Preferred Stock	(126,398)	-	(209,856)	-
Deemed Dividend - Series E Convertible Preferred Stock		(2,346,938)	-	(2,346,938)
Deemed Dividend - Series F Convertible Preferred Stock	-	-	(2,370,300)	-

Net loss attributable to common stockholders	$(1,233,043)	$(3,130,547)	$(4,719,053)	$(3,917,822)

Net loss per basic and diluted common share	$(0.29)	$(0.83)	$(1.16)	$(1.08)

Weighted average number of common shares outstanding, basic and diluted	4,285,349	3,791,673	4,066,315	3,626,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock

	Number		Number		Number		Number		Additional		Number		Total
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-in Capital	Accumulated Deficit	of Shares	Amount	Stockholders' Equity

Balance, October 1, 2007	194,933	$2,417,200	10,000	$2,500,000	-	$-	3,850,787	$38,508	$77,451,648	$(80,822,907)	1,125	$(2,250)	$1,582,199

Issuance of Series F Preferred Stock,net (See Note 4)					78,334	4,700,040			(288,939)				4,411,101

Conversion of Series D Preferred Stock to common shares	(22,000)	(272,800)					427,240	4,272	268,528				-

Conversion of Series E Preferred Stock to common shares			(800)	(200,000)			500,000	5,000	195,000				-

Dividend ($0.67 per Series D convertible preferred stock, $13.50 per Series E convertible preferred stock and $3.24 per Series F convertible preferred stock)										$(209,856)			(209,856)

Stock-based Compensation									145,467				145,467

Net loss										(2,138,897)			(2,138,897)

Balance, March 31, 2008	172,933	$2,144,400	9,200	$2,300,000	78,334	$4,700,040	4,778,027	$47,780	$77,771,704	$(83,171,660)	1,125	$(2,250)	$3,790,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:

Net loss	$(2,138,897)	$(1,570,884)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	39,781	61,144
Stock-based compensation	145,467	104,550
Changes in operating assets and liabilities:
Accounts receivable	(14,116)	(135,548)
Inventories	(302,485)	(277,319)
Other assets	18,990	-
Accounts payable	65,226	236,487
Advances from customers	(271,375)	-
Accrued expenses and compensation	126,650	28,996
Net cash used in operating activities	(2,330,759)	(1,552,574)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(31,533)	(15,251)
Decrease/(Increase) in security deposit	(2,000)	-
Net cash used in investing activities	(33,533)	(15,251)

Cash Flows from Financing Activities:

Proceeds from short term promissory note	-	100,000
Repayment of short term promissory note	-	(100,000)
Net proceeds from issuance of Series E Preferred Stock	-	2,394,000
Net proceeds from issuance of Series F Preferred Stock	4,411,101	-
Net cash provided by financing activities	4,411,101	2,394,000

Net increase in cash and cash equivalents	2,046,809	826,175

Cash and cash equivalents, beginning of period	634,657	1,068,954

Cash and cash equivalents, end of period	$2,681,466	$1,895,129

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$806
Cash paid for income taxes	$5,475	$5,338

Non Cash-Flow Items:

Conversion of 800 shares of Series E Preferred Stock to common shares	$200,000	$-

Conversion of 22,000 shares of Series D Preferred Stock to common shares	$272,800	$-

Conversion of 47,000 shares of Series D Preferred Stock to common shares	$-	$582,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – THE COMPANY

Caprius, Inc. and subsidiaries (collectively the “Company”) is engaged in the infectious medical waste disposal business. In December 2002, the Company acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste.  The SteriMed Systems are sold in both the domestic and international markets.

NOTE 2 – BASIS OF PRESENTATION AND MANAGEMENT PLANS

The condensed consolidated balance sheet of the Company as of March 31, 2008, the condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007, and for the six month periods ended March 31, 2008 and 2007,  the condensed consolidated statement of stockholders’ equity for the six month period ended March 31, 2008 and the condensed consolidated statements of cash flows for the six months ended March 31, 2008 and 2007, have been prepared by the Company without audit.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business.  During the six months ended March 31, 2008 the Company used cash flows from operating activities of approximately $2,330,000.  In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings.  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Caprius, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from the MCM medical waste business are recognized at the time when the SteriMed units are shipped to the customer. We recognize revenues from the sale of our products as our units are shipped to customers whether they are being financed by a third party or paid directly by our customers.  The Company is

Index

not the direct lessor of the products.  Our customers may utilize third party leasing companies if they are inclined to lease rather than direct purchase.  Revenues for consulting and royalty fees are recognized as earned.  We recognize revenue for extended warranty contracts over the period that the extended warranty covers.  The length of these extended warranty contracts are anywhere from one to four years.

Cash Equivalent

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.  As of March 31, 2008, the Company has no instruments that would be classified as a cash equivalent.

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

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. As of March 31, 2008 and 2007, potential issuable common shares amounted to 29,404,260 and 16,492,471 respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. The potential common shares issuable as of March 31, 2008 and 2007 are outlined below:

	March 31, 2008	March 31, 2007
Options Outstanding	2,023,175	1,847,550
Warrants Outstanding	10,439,226	4,966,646
Series B Preferred Stock	-	57,989
Series D Preferred Stock	3,358,459	3,370,286
Series E Preferred Stock	5,750,000	6,250,000
Series F Preferred Stock	7,833,400	-
Total	29,404,260	16,492,471

 Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 4 – EQUITY FINANCING

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $289,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock. Pursuant to the Preferred Stock Agreement, the Company also entered into a Registration Rights agreement whereas it is obligated to file a Registration Statement with the SEC registering the underlying securities of common stock. The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The fair value of such warrants granted amounted to approximately $970,000

Index

utilizing the Black-Scholes valuation model.  The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend.  The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  The following assumptions were used in the calculation of the model: common stock based on a closing market price of $0.85 per share, exercise price of $0.80 per share, zero dividends, volatility of 59.15%, risk free interest rate of 3.35% and expected life of 2.5 years. The fair valuation of these warrants has been included in the Company’s additional paid-in-capital and has no impact on its statement of operations.

The Series F preferred stock placement contains a re-pricing adjustment clause, whereby if the Company, at any time while the Preferred Stock is outstanding, sells or grants any option to purchase or sell or grants any right to re-price its securities, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (“Dilutive Issuance”), such issuance shall be deemed to have occurred for less than the Conversion Price of the previously issued and outstanding Preferred Stock.

 Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to customary anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there are 194,933, is convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock. Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.  As of March 31, 2008 there are 172,933 shares of Series D preferred stock outstanding, which is convertible into 3,358,459 shares of  common stock.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, the Company has issued an additional 1,620,998 Series A warrants and 330,722 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants is now $1.25 and $0.93 for the Series A and Series B warrants respectively.  The adjustment of the conversion price was determined as per the following calculation: Adjusted conversion Price is equal to (A x B)+D divided by A+C, where “A” equals the number of shares of Common Stock outstanding, including additional shares of common stock deemed to be issued hereunder; “B” equals the Warrant Price in effect immediately preceding such issuance, “C” equals the number of Additional Shares of Common Stock issued or deemed issued hereunder as a result of the issuance and “D equals the aggregate consideration, if any received or deemed to be received by the Company. Upon any adjustment to the Warrant Price pursuant to the above, the number of warrant shares purchasable hereunder shall be adjusted by multiplying such number by a fraction, the numerator of which shall be the Warrant Price in effect immediately prior to such adjustment and the denominator of which shall be the warrant price in effect immediately thereafter.

The warrants associated with the both the Series E and Series F Preferred Stock Placements contain the same anti-dilution provision of those associated with the Series C Preferred Stock Placement as indicated above.  To date there have been no adjustments to either the Series E or Series F placement warrants.

NOTE 5 – STOCKHOLDER’S EQUITY

Stock Options

On March 4, 2008, the Company’s Board of Directors granted options to two employees and one consultant for the purchase of 60,000, 20,000 and 40,000 shares of its common stock. The options granted to the employees have a term of 10 years, vesting after six months as to one-eighth of the options granted, and

Index

the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.50 per share.  The fair value of these options of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.50 per share, exercise price of $0.50 per share, zero dividends, expected volatility of 59%, risk free interest rate of 2.73% and expected life of 4 years. The Company recorded $145,467 and $104,550 of stock option compensation for the six months ended March 31, 2008 and 2007, respectively which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2008, the fair value of the unvested stock options amounted to $633,096 which is expected to be recognized over a weighted average period of approximately 2.35 years.

Transactions under the stock option plan during the six month period ended March 31, 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2007	1,847,550	$0.86
Granted	210,000	$0.61
Forfeited / Expired	(34,375)	$0.80

Outstanding at March 31, 2008	2,023,175	$0.84

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Outstanding Options				Exercisable Options
		Weighted-
	Number	Average	Weighted-	Intrinsic	Number	Weighted-	Intrinsic
Range of	Outstanding at	Remaining	Average	Value	Exercisable at	Average	Value
Exercise	March 31,	Contractual	Exercise		March 31,	Exercise
Prices	2008	Life (years)	Price		2008	Price

$0.50 – 0.80	1,455,625	8.38	$0.61	$0	529,756	$0.61	$0
1.10	458,000	7.83	1.10	0	248,099	1.10	0
1.75	30,000	3.33	1.75	0	30,000	1.75	0
3.00 – 5.00	79,550	3.47	3.24	0	79,550	3.24	0

$0.52 - $5.00	2,023,175	7.99	$0.84	$0	887,405	$1.02	$0

The intrinsic value is calculated as the difference between the market value of the Company’s common stock at March 31, 2008, which was $0.41 per share and the exercise price of the options.

Warrants

As part of the December 2007 preferred stock equity financing, the Company issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The fair value of such warrants granted amounted to approximately $970,000 utilizing the Black-Scholes valuation model. The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  All warrants associated with this transaction are for a period of five years, and expire in December 2012.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement, after the close of the Series F placement, the Company has issued an additional 518,439 Series A warrants and 79,522 Series B warrants.  In accordance with these provisions, the exercise price of both the newly issued and previously

Index

issued warrants was modified to $1.25 and $0.93 for the Series A and Series B respectively. There was no accounting effect of this transaction to the financial statements.

Warrants issued are as follows:

	Number of Warrants	Warrants Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2007	6,307,905	$0.50 - $5.60	$1.07
Granted	4,131,321	$0.80 - $1.25	$0.86
Balance, March 31, 2008	10,439,226	$0.50 - $5.60	$0.92

Preferred Stock

On January 16, 2008, a holder of Series D Preferred Stock converted 22,000 such shares into 427,240 shares of Common Stock.  On March 17, 2008, a holder of Series E Preferred Stock converted 200 such shares into 125,000 shares of Common Stock.  On March 19, 2008 a holder of Series E Preferred Stock converted 600 such shares into 375,000 shares of Common Stock.  These conversions were exempt from the registration provisions of the Securities Act of 1933, as amended by reason of Section 3 (a) (9) thereof.

The Company has recorded dividends of $126,398 and $209,856 for the three and six months ended March 31, 2008.

NOTE 6 – ECONOMIC DEPENDENCY

For the six months ended March 31, 2008, product sales from two customers were approximately $904,000 and $222,400, respectively which represented approximately 51% and 12% of the total revenue.   At March 31, 2008, accounts receivable for these two customers was $54,000 and $180,000, respectively.

For the six months ended March 31, 2007, product sales from three customers were approximately $505,000, $143,500 and $130,000 which represented approximately 44%, 13% and 11% of the total revenue.

NOTE  7 – INCOME TAXES

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will be sustained upon examination by taxing authorities. Differences between tax positions taken and or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified within “Interest income, net” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses”. No interest and penalties were recorded during the six months ended March 31, 2008.

Index

The Company files income tax returns in the United States (federal) and in various states and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examination by tax authorities for the years prior to 2003.

The adoption of the provision of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of March 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

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

This annual limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company estimated that a substantial majority of the NOL’s are subject to limitations due to the change in ownership provisions under Section 382 of the Internal Revenue Code.  After giving effect to such changes, the Company estimates that its NOLS available to offset future taxable income, if any, amount to approximately $5.5 million.  The Company reduced the carrying amount of its net deferred tax asset and related valuation allowance from approximately $14.6 million to $2.1 million for the tax effect of reducing its NOLS from approximately $42.3 million to $5.5 million.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reduced accordingly.

NOTE  8 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011.  Under the terms of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

Six months ending September 30, 2008	46,991
2009	96,071
2010	98,160
2011	100,248
$341,470

In Israel, the Company leases 2,300 square feet of industrial space at a monthly rent of approximately $1,000 and such lease expires on March 31, 2009. This lease agreement is renewable annually thereafter. In addition, the Company has leased approximately 2,000 square feet of warehouse space in Brighton, MI commencing February 1, 2008 through January 31, 2009 at a monthly rent of $2,000.

Index

NOTE 9– LITIGATION

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are to be scheduled for May 2008.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will continue to defend this action.  Accordingly, we have not recorded any accrual for this litigation as of March 31, 2008.

NOTE 10– SUBSEQUENT EVENT

On May 7, 2008, the Company entered into an agreement for certain services related to investor relations and corporate communications for a period of six months.  The agreement will automatically renew for a second six month period if certain benchmarks are achieved.  After the second six month term the agreement will automatically renew for additional six month terms which either party may cancel upon 30 days written notice.  In addition, the Company will issue warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a period of five years.  These warrants will only vest during the initial six month agreement, in the event that certain benchmarks are met otherwise they will be cancelled.

Item 2:  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form       10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of  new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us.  We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form S-1 Pre Effective Amendment No. 1 (File No. 333-148792) as filed with the Securities and Exchange Commission, on April 29, 2008.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Index

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2007, our business operation is classified as medical infectious waste business.

Three Months Ended  March  31, 2008 Compared to Three Months Ended  March 31, 2007

Revenues generated from MCM product sales totaled $1,095,017 for the three months ended March 31, 2008 as compared to $583,303 for the three months ended March 31, 2007.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products, and the greater acceptance of our technology in the marketplace both domestically and internationally.

 By reason of the termination of the Seradyn royalty agreement during Fiscal 2007 we did not receive any consulting or royalty fees in the three months ended March 31, 2008 as compared to $56,294 for the three months ended March 31, 2007.

Cost of product sales amounted to $847,747 or 77.4% of total related revenues versus $370,907 or 63.6% of total related revenues for the three month periods ended March 31, 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  The increased percentage cost is due to increases in the cost of raw materials, the decline in the value of the US dollar, the sales product mix,  increased production overhead and labor costs.

Research and development expense increased to $64,741 versus $57,482 for the three month period ended March 31, 2008 as compared to the same period in 2007.  This slight increase is due primarily to our efforts to bring further value-added technology to our products.

Selling, general and administrative expenses totaled $1,311,324 for the three months ended March 31, 2008 versus $994,239 for the three months ended March 31, 2007. This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), an increase in recorded stock-based compensation, as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

Interest income, net totaled $22,150 for the three months ended March 31, 2008 versus $(578) for the three months ended March 31, 2007.

The net loss amounted to $1,106,645 and $783,609 for the three month periods ended March 31, 2008 and 2007, respectively.

Six Months Ended  March 31, 2008 Compared to Six Months Ended  March 31, 2007

Revenues generated from MCM product sales totaled $1,788,673 for the six months ended March 31, 2008 as compared to $1,053,596 for the six months ended March 31, 2007.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products, and the greater acceptance of our technology in the marketplace, both domestically and internationally.

By reason of the termination of the Seradyn royalty agreement during Fiscal 2007 we did not receive any consulting or royalty fees in the six months ended March 31, 2008 as compared to $94,425 for the six months ended March 31, 2007.

Cost of product sales amounted to $1,360,117 or 76.0% of total related revenues versus $679,543 or 64.5% of total related revenues for the six month periods ended March 31, 2008 and 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The increased percentage cost is due to increases in the cost of raw materials, the decline in the value of the US dollar, the sales product mix, increased production overhead and labor costs.

Index

Research and development expense decreased to $133,942 versus $148,565 for the six month period ended March 31, 2008 as compared to the same period in 2007.  This slight decrease is due primarily to the completion of the development work necessary for the ramp up of production of the Sterimed and Sterimed Junior; however the Company continues to explore various technologies and upgrades to bring value-added technology to our products.

Selling, general and administrative expenses totaled $2,458,915 for the six months ended March 31, 2008 versus $1,896,777 for the six months ended March 31, 2007. This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), an increase in recorded stock-based compensation, as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

Interest income, net totaled $25,404 for the six months ended March 31, 2008 versus $5,980 for the six months ended March 31, 2007.

The net loss amounted to $2,138,897 and $1,570,884 for the six month periods ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At March 31, 2008, the Company’s cash position was $2,681,466.  Our working capital as of March 31, 2008 was $3,577,035.

Net cash used in operations for the six months ended March 31, 2008 amounted to $2,330,759.  Net cash used in investing activities amounted to $33,533. Net cash provided by financing activities amounted to $4,411,101.

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

Going Concern and Management’s Plan

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of this litigation.  In December 2007, the Company raised net proceeds of $4.4 million in a placement of Series F convertible preferred stock, the details of which are outlined above. These funds are being utilized to support the Company’s marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for increased manufacturing. The net proceeds from this placement should fulfill the Company’s capital needs for the current fiscal year, based upon its present business plan.

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

Index

no assurance that such a plan, if implemented, will be successful.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Item 3A (T).  Controls and Procedures

          Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008, have concluded that our disclosure controls and procedures are  effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

           Our principal executive officer and principal financial officer have concluded that there were no  changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that could have materially affected, or were reasonably likely to materially affect, these controls for the quarter ended March 31, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are to be scheduled for May 2008.  Based upon our review of the amended complaint, we continue to believe the Plaintiffs’ claims have no merit, and the Company Defendants will continue to defend this action.  Accordingly, we have not recorded any accrual for this litigation as of March 31, 2008.

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

Caprius, Inc.
(Registrant)
Date: May 14, 2008	/s/ Dwight Morgan
Dwight Morgan
President & Chief Executive Officer
Date: May 14, 2008	/s/ Jonathan Joels
Jonathan Joels
Chief Financial Officer

Index