Form 10QSB
period 2008-06-30
CAPRIUS INC
filed 2008-08-13
CIK 722567

Index
United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, Par Value $0.01	Outstanding at August 7, 2008 4,776,902 shares

CAPRIUS, INC. AND SUBSIDIARIES

Index

INDEX

Index

CAPRIUS, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008
(Unaudited)

ASSETS

Current Assets:
Cash	$1,446,220
Accounts receivable, net of allowance for doubtful accounts of $76,180	877,779
Inventories	1,613,992
Other current assets	44,671
Total current assets	3,982,662

Property and Equipment:
Office furniture and equipment	311,644
Leasehold improvements	37,683
349,327
Less: accumulated depreciation	228,240
Property and equipment, net	121,087

Other Assets:
Goodwill	285,010
Other	18,486
Total other assets	303,496
Total Assets	$4,407,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,227,920
Advances from customers	18,279
Accrued expenses	100,302
Accrued compensation	348,690
Total current liabilities	1,695,191

Long-term Liabilities
Dividends Payable	333,323

Total Liabilities	2,028,514

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 172,933 shares	1,729
Series E, stated value $250, convertible, 9,200 shares	92
Series F, stated value $60, convertible, 78,334 shares	783
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 4,778,027 shares and
outstanding 4,776,902 shares	47,780
Additional paid-in capital	89,986,368
Accumulated deficit	(84,655,771)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	2,378,731
Total Liabilities and Stockholders' Equity	$4,407,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Product sales	$795,492	$646,216	$2,584,165	$1,699,812
Consulting and royalty fees	-	29,540	-	123,965
Total revenues	795,492	675,756	2,584,165	1,823,777

Operating Expenses:
Cost of product sales	557,108	483,468	1,917,225	1,163,011
Research and development	85,695	58,577	219,637	207,142
Selling, general and administrative, includes stock-based
compensation of $ 72,828 and $104,214 for the three
months ended June 30, 2008 and 2007 and
$218,295 and $208,764 for the nine months ended
June 30, 2008 and 2007	1,525,454	1,112,665	3,984,369	3,009,442
Total operating expenses	2,168,257	1,654,710	6,121,231	4,379,595

Operating loss	(1,372,765)	(978,954)	(3,537,066)	(2,555,818)

Other income	-	500,000	-	500,000
Interest income, net	12,121	12,942	37,525	18,922
	-		-
Net loss	(1,360,644)	(466,012)	(3,499,541)	(2,036,896)

Dividend - Convertible Preferred Stock	(123,467)	-	(333,323)	-
Deemed Dividend - Series D Convertible Preferred Stock			-	(1,236,805)
Deemed Dividend - Series E Convertible Preferred Stock		-	-	(1,709,402)
Deemed Dividend - Series F Convertible Preferred Stock	-	-	(2,370,300)	-

Net loss attributable to common stockholders	$(1,484,111)	$(466,012)	$(6,203,164)	$(4,983,103)

Net loss per basic and diluted common share	$(0.31)	$(0.12)	$(1.44)	$(1.35)

Weighted average number of common shares outstanding,
basic and diluted	4,776,902	3,791,673	4,302,313	3,681,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED JUNE 30, 2008
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity

Balance, October 1, 2007	194,933	$1,949	10,000	$100	-	$-	3,850,787	$38,508	$82,366,799	$(80,822,907)	1,125	$(2,250)	$1,582,199

Issuance of Series F Preferred Stock, net (See Note 5)					78,334	783			4,410,318				4,411,101

Deemed Dividend on Series F Preferred Stock									(2,370,300)				(2,370,300)
Deemed Dividend on Series F Preferred Stock									2,370,300				2,370,300

Conversion of Series D Preferred Stock to common shares	(22,000)	(220)					427,240	4,272	(4,052)				-

Conversion of Series E Preferred Stock to common shares			(800)	(8)			500,000	5,000	(4,992)				-

Dividend ($0.67 per Series D convertible preferred stock,
$13.50 per Series E convertible preferred stock and $3.24
per Series F convertible preferred stock)										$(333,323)			(333,323)

Stock-based Compensation									218,295				218,295

Net loss										(3,499,541)			(3,499,541)

Balance, June 30, 2008	172,933	$1,729	9,200	$92	78,334	$783	4,778,027	$47,780	$86,986,368	$(84,655,771)	1,125	$(2,250)	$2,378,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:

Net loss	$(3,499,541)	$(2,036,896)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	49,611	92,965
Stock-based compensation	218,295	208,764
Provison for doubtful accounts	76,180	-
Changes in operating assets and liabilities:
Accounts receivable	(120,926)	(472,011)
Inventories	(702,748)	(226,354)
Other assets	32,007	-
Accounts payable	486,239	306,150
Advances from customers	(253,096)	-
Accrued expenses and compensation	159,552	74,721
Net cash used in operating activities	(3,554,427)	(2,052,661)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(43,111)	(40,658)
Decrease/(Increase) in security deposit	(2,000)	4,284
Net cash used in investing activities	(45,111)	(36,374)

Cash Flows from Financing Activities:

Proceeds from short term promissory note	-	100,000
Repayment of short term promissory note	-	(100,000)
Net proceeds from issuance of Series E Preferred Stock		2,394,000
Net proceeds from issuance of Series F Preferred Stock	4,411,101	-

Net cash provided by financing activities	4,411,101	2,394,000

Net increase in cash and cash equivalents	811,563	304,965

Cash and cash equivalents, beginning of period	634,657	1,068,954

Cash and cash equivalents, end of period	$1,446,220	$1,373,919

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$806
Cash paid for income taxes	$5,475	$5,338

Non Cash-Flow Items:
		$-
Conversion of 800 shares of Series E Preferred Stock to
common shares	$200,000	$-
Conversion of 22,000 shares of Series D Preferred Stock to
common shares	$272,800	$-
Conversion of 47,000 shares of Series D Preferred Stock to
common shares	$-	$582,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – THE COMPANY

Caprius, Inc. and subsidiaries (collectively the “Company”, “we”, “us” and “our”) is engaged in the infectious medical waste disposal business. In December 2002, the Company acquired a majority interest in M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste.  The SteriMed Systems are sold in both the domestic and international markets.

NOTE 2 – BASIS OF PRESENTATION AND MANAGEMENT PLANS

The condensed consolidated balance sheet of the Company as of June 30, 2008, the condensed consolidated statements of operations for the three month periods ended June 30, 2008 and 2007, and for the nine month periods ended June 30, 2008 and 2007,  the condensed consolidated statement of stockholders’ equity for the nine month period ended June 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007, have been prepared by the Company without audit.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business.  During the nine months ended June 30, 2008, the Company used cash flows from operating activities of approximately 3,550,000.  In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings.  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Caprius, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from the MCM medical waste business are recognized at the time when the SteriMed units are shipped to the customer. Occasionally, the Company may sell its product directly to equipment leasing companies.  The Company is not a lessor in these types of transactions since the leasing company has no right

Index

to return the equipment after the lease with a third party has ended, nor does the Company have any obligations to repurchase the equipment at the end of the lease. The leasing company is the end user as title and risk of ownership passes as products are shipped.  The Company is not a party to any leasing arrangements between the leasing company and its ultimate customer. Revenues for consulting and royalty fees are recognized as earned.  The Company recognizes revenue for extended warranty contracts over the period that the extended warranty covers. The length of these extended warranty contracts are anywhere from one to four years.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.  As of June 30, 2008, the Company has no instruments that would be classified as a cash equivalent.

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

Loss Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. As of June 30, 2008 and 2007, potential issuable common shares amounted to 29,504,260 and 18,023,864 respectively, and have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. The potential common shares issuable as of June 30, 2008 and 2007 are outlined below:

	June 30, 2008	June 30, 2007
Options Outstanding	2,023,175	1,847,550
Warrants Outstanding	10,539,226	6,498,039
Series B Preferred Stock	-	57,989
Series D Preferred Stock	3,358,459	3,370,286
Series E Preferred Stock	5,750,000	6,250,000
Series F Preferred Stock	7,833,400	-
Total	29,504,260	18,023,864

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted

Index

Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (“SFAS 159”).  The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’  The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007.  The Company does not expect that this pronouncement will have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 4 – EQUITY FINANCING

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $289,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock. Pursuant to the Preferred Stock Agreement, the Company also entered into a Registration Rights agreement whereas it is obligated to file a Registration Statement with the SEC registering the underlying securities of common stock. The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The fair value of such warrants granted amounted to approximately $970,000 utilizing the Black-Scholes valuation model.  The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend. The maximum amount of additional beneficial conversion feature that could be recognized in the future if the re-pricing adjustment clause indicated below is triggered is approximately $1,526,000. The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  The following assumptions were used in the calculation of the model: common stock based on a closing market price of $0.85 per share, exercise price of $0.80 per share, zero dividends, volatility of 59.15%, risk free interest rate of 3.35% and expected life of 2.5 years. The fair valuation of these warrants has been included in the Company’s additional paid-in-capital and has no impact on its statement of operations.

The Series F preferred stock placement contains a re-pricing adjustment clause, whereby if the Company, at any time while the Preferred Stock is outstanding, sells or grants any option to purchase or sell or grants any right to re-price its securities, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (“Dilutive Issuance”), such issuance shall be deemed to have occurred for less than the Conversion Price of the previously issued and outstanding Preferred Stock. The Conversion Price of the previously issued and outstanding Preferred Stock shall be reduced by multiplying the Conversion Price by a fraction, the numerator of which is the number of shares of Common Stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of Common Stock and Common Stock Equivalents which the aggregate consideration received or receivable by the Company in connection with such Dilutive Issuance would purchase at the then effective Conversion Price, and the denominator of which shall be the sum of the number of shares of Common Stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of Common Stock and Common Stock Equivalents so issued or issuable in connection with the Dilutive Issuance.

Index

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there are 194,933, is convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock. Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.  As of June 30, 2008 there are 172,933 shares of Series D preferred stock outstanding, which is convertible into 3,358,459 shares of common stock.

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

As previously stated, the Company is obligated to file a registration statement with the SEC registering the underlying securities of the Series E preferred stock.  The Registration Rights Agreement contains certain allowable delays before liquidating damages start to accrue.  As of June 30, 2008, such liquidating damages have not been triggered.

During the six months ended March 31, 2007, in calculating the deemed dividend on the Series E Preferred shares and related warrants, the Company erroneously overstated the deemed dividend by approximately $638,000 in its condensed consolidated financial statements.  Due to certain anti-dilution provisions, triggered by the issuance of the Series E Preferred Stock, the Company was also required to recalculate the deemed dividend on the outstanding Series D preferred shares.  This additional deemed dividend was erroneously understated by approximately $1,237,000 on the Company’s condensed consolidated financial statements for the six months ended March 31, 2007.  The net effect of these erroneous computations resulted in a net understatement of deemed dividend related to the preferred shares of approximately $599,000 or ($0.17 per share). These differences have been corrected prospectively by properly restating the previously reported nine months ended June 30, 2007 in the Company’s condensed consolidated financial statements for the nine months ended June 30, 2008.  As these accounting errors are not considered material, the Company will not be restating the previously issued audited financial statements for the fiscal year ended September 30, 2007.

The Company has determined that the Series F Preferred Stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock and warrants using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend. The maximum amount of additional beneficial conversion feature that could be recognized in the future if the re-pricing adjustment clause is triggered is approximately $1,526,000.

Index

NOTE 5 – STOCKHOLDER’S EQUITY

Stock Options

On March 4, 2008, the Company’s Board of Directors granted options to two employees and one consultant for the purchase of 60,000, 20,000 and 40,000 shares of its common stock. The options granted to the employees have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.50 per share.  The fair value of these options of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.50 per share, exercise price of $0.50 per share, zero dividends, and expected volatility of 59%, risk free interest rate of 2.73% and expected life of 4 years. The Company recorded $218,295 and $208,764 of stock option compensation for the nine months ended June 30, 2008 and 2007, respectively which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2008, the fair value of the unvested stock options amounted to $560,269 which is expected to be recognized over a weighted average period of approximately 2.11 years.

Transactions under the stock option plan during the nine month period ended June 30, 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2007	1,847,550	$0.86
Granted	210,000	$0.61
Forfeited / Expired	(34,375)	$0.80

Outstanding at June 30, 2008	2,023,175	$0.84

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Outstanding Options				Exercisable Options
		Weighted-
	Number	Average	Weighted-	Intrinsic	Number	Weighted-	Intrinsic
Range of	Outstanding at	Remaining	Average	Value	Exercisable at	Average	Value
Exercise	June 30,	Contractual	Exercise		June 30,	Exercise
Prices	2008	Life (years)	Price		2008	Price

$0.50 – 0.80	1,455,625	8.13	$0.61	$ 0	611,631	$0.61	$ 0
1.10	458,000	7.58	1.10	0	276,769	1.10	0
1.75	30,000	3.08	1.75	0	30,000	1.75	0
3.00 – 5.00	79,550	3.22	3.24	0	79,550	3.24	0

$0.50 - $5.00	2,023,175	7.74	$0.84	$ 0	997,950	$0.99	$ 0

The intrinsic value is calculated as the difference between the market value of the Company’s common stock at June 30, 2008, which was $0.30 per share and the exercise price of the options.

Warrants

On June 6, 2008, the Company issued to an investor relations firm, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. These

Index

warrants will vest immediately at any point during the initial six month period, when certain benchmarks are achieved.  If at the end of the initial six month period, said benchmarks are not achieved then these warrants will be cancelled. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.33 per share, exercise price of $0.50 per share, zero dividends, expected volatility of 77.17%, risk free interest rate of 3.20% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.185 per share which equates to a fair value of approximately $18,500.   As of June 30, 2008, no compensation charge has been recorded since they have not vested yet because of the existing contingency.

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

Warrants issued are as follows:

	Number of Warrants	Warrants Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2007	6,307,905	$0.50 - $5.60	$1.07

Granted	4,231,321	$0.50 - $1.25	$0.86

Balance, June 30, 2008	10,539,226	$0.50 - $5.60	$0.92

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

The Company have never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At June 30, 2008, the accrued dividends aggregated $333,300.

Index

NOTE 6 – ECONOMIC DEPENDENCY

For the nine months ended June 30, 2008, product sales from two customers were approximately $1,164,000 and $324,000 respectively which represented approximately 45% and 12.5% of the total revenue.   At June 30, 2008, accounts receivable for these two customers was $0 and $280,000, respectively.

For the nine months ended June 30, 2007, product sales from two customers was approximately $706,000 and $339,000 which represented approximately 38.7% and 18.6% of the total revenue.

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified within “Interest income, net” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses”. No interest and penalties were recorded during the nine months ended June 30, 2008.

The Company files income tax returns in the United States (federal) and in various states and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examination by tax authorities for the years prior to 2003.

The adoption of the provision of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2008, no liability for unrecognized tax benefits was required to be recorded.

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

This annual limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  Upon adoption of FIN 48, the Company estimated that a substantial majority of the NOL’s are subject to limitations due to the change in ownership provisions under Section 382 of the Internal Revenue Code.  After giving effect to such changes, the Company estimates that its NOLS available to offset future taxable income, if any, amount to approximately $5.9 million.  The Company reduced the carrying amount of its net deferred tax asset and related valuation allowance from approximately $14.9 million to $2.2 million for the tax effect of reducing its NOLS from approximately $43.3 million to $5.9 million.

Index

A full valuation allowance is being maintained resulting in a net deferred tax asset of zero until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reduced accordingly.

NOTE  8 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, the Company entered into a new lease for its corporate offices in Hackensack, New Jersey expiring on September 30, 2011.  Under the terms of this agreement, the Company leases 4,177 square feet at a base monthly rental of approximately $7,500 plus certain escalation charges as defined, under the lease.

Future minimum rental payments under the above operating lease are as follows:

For the Year Ending September 30,	Amount

Three months ending September 30, 2008	23,495
2009	96,071
2010	98,160
2011	100,248
$ 317,974

In Israel, the Company leases 2,300 square feet of industrial space at a monthly rent of approximately $1,000 and such lease expires on March 31, 2009. This lease agreement is renewable annually thereafter. In addition, the Company has leased approximately 2,000 square feet of warehouse space in Brighton, MI commencing February 1, 2008 through January 31, 2009 at a monthly rent of $2,000.

NOTE 9– LITIGATION

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are to be scheduled for September 2008.  Based upon the Company’s review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company Defendants will continue to defend this action.  Accordingly, the Company has not recorded any accrual for this litigation as of June 30, 2008, since the Company is unable to reasonably estimate the possible loss.

Item 2:  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report of Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are

Index

believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of  new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, the location of the MCM business in Israel, and availability of capital on terms satisfactory to us.  We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company’s Form S-1 Pre Effective Amendment No. 2 (File No. 333-148792) as filed with the Securities and Exchange Commission, on June 30, 2008.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As more fully described in the Form 10-KSB for fiscal year ended September 30, 2007, our business operation is classified as medical infectious waste business.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues generated from MCM product sales totaled $ 795,492 for the three months ended June 30, 2008 as compared to $646,216 for the three months ended June 30, 2007.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products and the greater acceptance of our technology in the marketplace both domestically and internationally. For the three months ended June 30, 2008, no revenue has been generated from the sale of extended warranty contracts.

By reason of the termination of the Seradyn royalty agreement during Fiscal 2007 we did not receive any consulting or royalty fees in the three months ended June 30, 2008 as compared to $29,540 for the three months ended June 30, 2007.

Cost of product sales amounted to $557,108 or 70% of total related revenues versus $483,468 or 74.8% of total related revenues for the three month periods ended June 30, 2008 and 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  The decreased percentage cost is due to the sales product mix.

Research and development expense increased to $85,695 versus $58,577 for the three month period ended June 30, 2008 as compared to the same period in 2007.  The increase is due primarily to our efforts to bring further value-added technology to our products as well as an effort to develop technology that will assist in offsetting the increased costs of raw materials and the decline in value of the US dollar.

Selling, general and administrative expenses totaled $1,525,454 for the three months ended June 30, 2008 versus $1,112,665 for the three months ended June 30, 2007. This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), an increase in recorded stock-based compensation, as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

Other income totaled $0 for the three months ended June 30, 2008 as compared to $500,000 for the three months ended June 30, 2007.  This resulted from the termination of the Company’s Royalty Agreement within this period.

Index

Interest income, net totaled $12,121 for the three months ended June 30, 2008 versus $12,942 for the three months ended June 30, 2007.  The slight decrease in interest income was due to declining interest rates as we had similar available cash to invest in these comparative periods.

The net loss amounted to $1,360,644 and $466,012 for the three month periods ended June 30, 2008 and 2007, respectively.

Nine Months Ended  June 30, 2008 Compared to Nine Months Ended  June 30, 2007

Revenues generated from MCM product sales totaled $2,584,165 for the nine months ended June 30, 2008 as compared to $1,699,812 for the nine months ended June 30, 2007.  This increase in sales is attributed to the Company’s expanded penetration into several markets that the Company has been developing for its products and the greater acceptance of our technology in the marketplace, both domestically and internationally. Through June 30, 2008, no revenue has been generated from the sale of extended warranty contracts.

By reason of the termination of the Seradyn royalty agreement during Fiscal 2007 we did not receive any consulting or royalty fees in the nine months ended June 30, 2008 as compared to $123,965 for the nine months ended June 30, 2007.

Cost of product sales amounted to $1,917,225 or 74.2% of total related revenues versus $1,163,011 or 68.4% of total related revenues for the nine month periods ended June 30, 2008 and 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The increased percentage cost is due to increases in the cost of raw materials, the decline in the value of the US dollar, the sales product mix, increased production overhead and labor costs.

Research and development expense decreased to $219,637 versus $207,142 for the nine month period ended June 30, 2008 as compared to the same period in 2007.  This slight increase is due to our effort to continue to explore various technologies and upgrades to bring value-added technology to our products and to try an offset the increased costs of raw materials and the decline in the value of the US dollar.

Selling, general and administrative expenses totaled $3,984,369 for the nine months ended June 30, 2008 versus $3,009,442 for the nine months ended June 30, 2007. This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), an increase in recorded stock-based compensation, as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

Other income totaled $0 for the nine months ended June 30, 2008 as compared to $500,000 for the nine months ended June 30, 2007.  This resulted from the termination of the Company’s Royalty Agreement within this period.

Interest income, net totaled $37,525 for the nine months ended June 30, 2008 versus $18,922 for the nine months ended June 30, 2007.   The increase in interest income was due to the additional available cash that we had in interest bearing accounts, as a result of the closing of the Series F placement in December 2007, although interest rates have declined.

The net loss amounted to $3,499,541 and $2,036,896 for the nine month periods ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents position approximated $1,446,220 versus $1,373,919 at June 30, 2007. Our working capital as of June 30, 2008 was $2,287,471.  Net cash used in operations for the nine months ended June 30, 2008 amounted to $3,554,427.  Net cash used in investing activities amounted to $45,111. Net cash provided by financing activities (the December 2007 placement) amounted to $4,411,101.

Index

As of June 30, 2008, accounts receivable, net amounted to $877,779 was 20% of total assets.  Of the $877,779 in accounts receivable, approximately $448,991 was less than 30 days, $23,110 was 60 days and $405,678 was 90 days and older.  The normal collection period is between 45 and 90 days, but as we develop new relationships or business in new countries, we sometimes permit customers or distributors, extended payment terms to attract new business.  Presently, we have collected 26% of these receivables and continue to work closely with those remaining accounts to clear any outstanding balances.  Due to our past history with collections, especially where we extend payment times for distributors in new territories that we are attempting to create markets for our product, with these customers/distributors we are reasonably confident that all of the remaining receivables are collectible.

Inventory turnover ratio which are determined by computing the Annualized Cost of Goods sold divided by Average inventory were 2.02 for the nine months ended June 30, 2008 and 1.46 for the nine months ended June 30, 2007.  The increase in the inventory turnover rate is due to the significant increase in the number of units sold in the nine months ended June 30, 2008, as compared to the same period in fiscal 2007.

On December 6, 2007, the Company closed on a $4.7 million Series F Preferred Stock equity financing before financing related fees and expenses of approximately $289,000.  This placement consisted of 78,334 shares of Series F Convertible Preferred Stock at $60 a share.  Each share of the Series F Preferred Stock is convertible into 100 shares of common stock, subject to anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock.  The holders of the Series F Preferred Stock are entitled to receive a cash dividend at a per share rate equal to $3.24 per annum.  The liquidation and dividend rights of the holders of the Series F Preferred Stock rank pari passu with those of the holders of the Series E and Series D Preferred Stock.

Going Concern and Management’s Plan

The Company has incurred substantial recurring losses.  In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action could have a materially adverse impact on our business.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of this litigation since we are unable to reasonably estimate the possible loss.  In December 2007, the Company raised net proceeds of $4.4 million in a placement of Series F convertible preferred stock, the details of which are outlined above. These funds are being utilized to support the Company’s marketing efforts, obtain additional regulatory approvals both domestically and overseas as well as to provide for increased manufacturing. The net proceeds from this placement should fulfill the Company’s capital needs for the current fiscal year, based upon its present business plan.  We intend to retain and use any future earnings for the development and expansion of our business and payment of accrued dividends on the preferred stock, and do not anticipate paying any cash dividends on the common stock in the foreseeable future.

In order to fund the additional cash requirements, the Company continues to pursue efforts to identify additional funds through various funding options. Given the Company’s low share price and current volume of business, there is no assurance that we will be able to obtain such additional funding or on terms not highly dilutive to current stockholders, and the lack of additional capital could have a material adverse impact on our business. If we are unable to generate sufficient cash flows from our business operations or raise additional funding to continue our operations, we will have to implement a plan to drastically curtail operations to reduce operating costs until sufficient additional capital is raised. There can be no assurance that such a plan, if implemented, will be successful.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted

Index

Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (“SFAS 159”).  The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’  The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007.  The Company does not expect that this pronouncement will have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Item 3A (T).  Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008, have concluded that our disclosure controls and procedures are  effective to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no  changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that could have materially affected, or were reasonably likely to materially affect, these controls for the quarter ended June 30, 2008, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached an agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  Discovery has been undertaken, and the final depositions are to be scheduled for September 2008.  Based upon the Company’s review of the amended complaint, the Company continues to believe the Plaintiffs’ claims have no merit, and the Company Defendants will continue to defend this action.  Accordingly, the Company has not recorded any accrual for this litigation as of June 30, 2008, since the Company is unable to reasonably estimate the possible loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2008, the Company issued to an investor relations firm, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. These warrants will vest immediately at any point during the initial six month period, when certain benchmarks are achieved.  If at the end of the initial six month period, said benchmarks are

Index

not achieved than these warrants will be cancelled.

Item 6.  Exhibits

(a)	Exhibits 31.1* 31.2* 32*	Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification Section 1350 – Certification
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)

Date: August 13, 2008	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer

Date: August 13, 2008	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index