Form 10QSB/A
period 2008-06-30
CAPRIUS INC
filed 2008-10-03
CIK 722567

Index
United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A-1

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

Index

CAPRIUS, INC. AND SUBSIDIARIES

INDEX

Index

EXPLANATORY NOTE:

We are filing this Amendment on Form 10-QSB/A to our quarterly report on Form 10-QSB for the quarter ended June 30, 2008 to revise two calculations in regards to the recording of deemed dividends upon our prior issuances of our Series D and Series E Preferred Stock.  These revisions are being made prospectively in our unaudited June 30, 2008 condensed consolidated financial statements, and to present the unaudited June 30, 2007 condensed consolidated statements as they were previously reported in the June 30, 2007 Form 10-QSB.

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

Stockholders’ Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 172,933 shares	1,729
Series E, stated value $250, convertible, 9,200 shares	92
Series F, stated value $60, convertible, 78,334 shares	783
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 4,778,027 shares and
outstanding 4,776,902 shares	47,780
Additional paid-in capital	86,986,368
Accumulated deficit	(84,655,771)
Treasury stock (1,125 common shares, at cost)	(2,250)
Total stockholders’ equity	2,378,731
Total Liabilities and Stockholders' Equity	$4,407,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Restated (Note 5)		Restated (Note 5)
Revenues:
Product sales	$795,492	$646,216	$2,584,165	$1,699,812
Consulting and royalty fees	-	29,540	-	123,965
Total revenues	795,492	675,756	2,584,165	1,823,777

Operating Expenses:
Cost of product sales	557,108	483,468	1,917,225	1,163,011
Research and development	85,695	58,577	219,637	207,142
Selling, general and administrative, includes stock-based
compensation of $ 72,828 and $104,214 for the three
months ended June 30, 2008 and 2007 and
$218,295 and $208,764 for the nine months ended
June 30, 2008 and 2007	1,525,454	1,112,665	3,984,369	3,009,442
Total operating expenses	2,168,257	1,654,710	6,121,231	4,379,595

Operating loss	(1,372,765)	(978,954)	(3,537,066)	(2,555,818)

Other income	-	500,000	-	500,000
Interest income, net	12,121	12,942	37,525	18,922

Net loss	(1,360,644)	(466,012)	(3,499,541)	(2,036,896)

Dividend - Convertible Preferred Stock	(123,467)	-	(333,323)	-
Deemed Dividend - Series D Convertible Preferred Stock	(1,236,805)		(1,236,805)	-
Deemed Dividend - Series E Convertible Preferred Stock	637,536	-	637,536	(2,346,938)
Deemed Dividend - Series F Convertible Preferred Stock	-	-	(2,370,300)	-

Net loss attributable to common stockholders	$(2,083,380)	$(466,012)	$(6,802,433)	$(4,383,834)

Net loss per basic and diluted common share	$(0.44)	$(0.12)	$(1.58)	$(1.19)

Weighted average number of common shares outstanding, basic and diluted	4,776,902	3,791,673	4,302,313	3,681,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED JUNE 30, 2008
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
	Number		Number		Number		Number		Additional		Number		Total
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-in Capital	Accumulated Deficit	of Shares	Amount	Stockholders' Equity

Balance, October 1, 2007	194,933	$1,949	10,000	$100	-	$-	3,850,787	$38,508	$82,366,799	$(80,822,907)	1,125	$(2,250)	$1,582,199

Issuance of Series F Preferred Stock,net (See Note 4)					78,334	783			3,606,698				3,607,481
Relative fair value of warrants associated with Series F									803,620				803,620

Deemed Dividend on Series F Preferred Stock									(2,370,300)				(2,370,300)
Deemed Dividend on Series F Preferred Stock									2,370,300				2,370,300

Deemed Dividend on Series D Preferred Stock									(1,236,805)				(1,236,805)
Deemed Dividend on Series D Preferred Stock									1,236,805				1,236,805

Deemed Dividend on Series E Preferred Stock									637,536				637,536
Deemed Dividend on Series E Preferred Stock									(637,536)				(637,536)

Conversion of Series D Preferred Stock to common shares	(22,000)	(220)					427,240	4,272	(4,052)				-

Conversion of Series E Preferred Stock to common shares			(800)	(8)			500,000	5,000	(4,992)				-

Dividend ($0.67 per Series D convertible preferred stock, $13.50 per Series E convertible preferred stock and $3.24 per Series F convertible preferred stock)										(333,323)			(333,323)

Stock-based Compensation									218,295				218,295

Net loss										(3,499,541)			(3,499,541)

Balance, June 30, 2008	172,933	$1,729	9,200	$92	78,334	$783	4,778,027	$47,780	$86,986,368	$(84,655,771)	1,125	$(2,250)	$2,378,731

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses. In addition, the Company is a defendant in an action seeking damages in excess of $400,000.  Although management believes the Company has a meritorious defense against such a lawsuit, an unfavorable outcome of such action would have a materially adverse impact on our business.  During the nine months ended June 30, 2008, the Company used cash flows from operating activities of approximately $3,550,000.  In order to fund the future cash requirements of the Company, the Company continues to pursue efforts to identify additional funds through various funding options, including bank facilities and equity offerings.  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY FINANCING

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $289,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock. Pursuant to the Preferred Stock Agreement, the Company also entered into a Registration Rights agreement whereas it is obligated to file a Registration Statement with the SEC registering the underlying securities of common stock. The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The fair value of such warrants granted amounted to approximately $970,000 utilizing the Black-Scholes valuation model and a relative fair value of approximately $804,000.  The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock of approximately $3,896,000 and warrants of approximately $804,000 using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend. The maximum amount of additional beneficial conversion feature that could be recognized in the future if the re-pricing adjustment clause indicated below is triggered is approximately $1,526,000. The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  The following assumptions were used in the calculation of the model: common stock based on a closing market price of $0.85 per share, exercise price of $0.80 per share, zero dividends, volatility of 59.15%, risk free interest rate of 3.35% and expected life of 2.5 years. The fair valuation of these warrants has been included in the Company’s additional paid-in-capital and has no impact on its statement of operations.

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

Index

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there are 194,933, is convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock.  Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.  As of June 30, 2008 there are 172,933 shares of Series D preferred stock outstanding, which is convertible into 3,358,459 shares of common stock.  The relative fair value of the warrants issued in connection with the Series D convertible preferred stock was $446,134 and the initial beneficial conversion feature that was recognized upon the issuance of the Series D preferred stock was $1,317,061.  The remaining maximum amount of $1,236,805 was recognized as beneficial conversion feature, upon the issuance of the Series E preferred stock.  Accordingly, while the issuance of the Series F preferred stock did trigger the anti-dilution provisions as indicated above, the Company did not record an additional beneficial conversion feature.

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

NOTE 5 – DEEMED DIVIDEND

During the six months ended March 31, 2007, in calculating the deemed dividend on the Series E Preferred stock and related warrants, the Company erroneously overstated the deemed dividend by approximately $638,000 in its condensed consolidated financial statements. The amount of beneficial conversion feature that was originally recognized was $2,346,938.  The amount of beneficial conversion feature that should have been recognized was $1,709,402.  This error occurred since the Company recognized a beneficial conversion feature that was in excess of the gross proceeds allocated to the Series E convertible preferred stock. The Company has corrected this error prospectively in the amended condensed consolidated financial statements for the three and nine months ended June 30, 2008.

Index

Due to certain anti-dilution provisions, triggered by the issuance of the Series E Preferred Stock, the Company was also required to recalculate the deemed dividend on the outstanding Series D preferred stock.  This additional deemed dividend was erroneously understated by approximately $1,237,000 on the Company’s condensed consolidated financial statements for the six months ended March 31, 2007. The Company has corrected this error prospectively in the amended condensed consolidated financial statements for the three and nine months ended June 30, 2008.

The net effect of these erroneous computations resulted in a net understatement of deemed dividend related to the preferred shares of approximately $599,000 or ($0.17 per common share).  As these accounting errors are not considered material on a quantitative basis the Company will not be restating the previously issued audited consolidated financial statements for the fiscal year ended September 30, 2007.

NOTE 6 – STOCKHOLDER’S EQUITY

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

Index

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

As part of the December 2007 preferred stock equity financing, the Company issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The relative fair value of such warrants granted amounted to approximately $804,000 utilizing the Black-Scholes valuation model. The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  All warrants associated with this transaction are for a period of five years, and expire in December 2012.

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

Index

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

NOTE 7 – ECONOMIC DEPENDENCY

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

NOTE  8 – INCOME TAXES

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

Index

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

NOTE  9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – LITIGATION

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached a royalty agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  The Company's royalty obligation under the agreement is based upon a formula related to certain sales of SteriMed units.  The Company Defendants have asserted that none of the unit sales during the royalty period was subject to the formula.  However, even assuming that all SteriMed unit sales during such period were subject to the formula, the royalty amount would have been only approximately $160,000.  The Company Defendants continue to assert that none of the unit sales of SteriMed were subject to the royalty formula and the Company has not accrued any royalties to date regarding this matter.  The Company Defendants believe that the Plaintiffs’ misrepresentation claims have no merit. They will continue to defend this action.  Discovery has been undertaken, and the final depositions are to be scheduled.  Accordingly, we have not recorded any accrual for the probable loss in connection with this litigation as of June 30, 2008, since we are unable to reasonably estimate the probable loss.

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

During the six months ended March 31, 2007, in calculating the deemed dividend on the Series E Preferred shares and related warrants, the Company erroneously overstated the deemed dividend by approximately $638,000 in its condensed consolidated financial statements.  Due to certain anti-dilution provisions, triggered by the issuance of the Series E Preferred Stock, the Company was also required to recalculate the deemed dividend on the outstanding Series D preferred stock.  This additional deemed dividend was erroneously understated by approximately $1,237,000 on the Company’s condensed consolidated financial statements for the six months ended March 31, 2007. The Company has corrected these errors prospectively in the amended condensed consolidated financial statements for the three and nine months ended June 30, 2008. The net effect of these erroneous computations resulted in a net understatement of deemed dividend related to the preferred shares of approximately $599,000 or ($0.17 per common share).  As these accounting errors are not considered material on a quantitative basis the Company will not be restating the previously issued audited financial statements for the fiscal year ended September 30, 2007.

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

Other income totaled $0 for the nine months ended June 30, 2008 as compared to $500,000 for the nine months ended June 30, 2007.  This resulted from the termination of the Seradyn royalty agreement within this period.

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

Index

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

Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

Index

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, Andre Sassoon and Andre Sassoon International, Inc. (the “Plaintiffs”), filed a complaint against Caprius Inc., MCM Environmental Technologies, and George Aaron, (collectively, the “Company Defendants”) in the Supreme Court of the State of New York, New York County, claiming that the Defendants had breached a royalty agreement entered into as part of the December 2002 MCM acquisition to pay $400,000 as settlement of a note previously issued by MCM.  The complaint also names all persons who were stockholders of MCM at the time of Caprius’ original investment in MCM in December 2002.  In June 2006, the Plaintiffs filed an amended complaint to include additional counts, alleging certain misrepresentations by the Company Defendants related to the agreement with the Plaintiffs.  The Plaintiffs are seeking damages in excess of $400,000 or the stock interest of the MCM stockholders at the time of Caprius’ acquisition.  The Company's royalty obligation under the agreement is based upon a formula related to certain sales of SteriMed units.  The Company Defendants have asserted that none of the unit sales during the royalty period was subject to the formula.  However, even assuming that all SteriMed unit sales during such period were subject to the formula, the royalty amount would have been only approximately $160,000.  The Company Defendants continue to assert that none of the unit sales of SteriMed were subject to the royalty formula and the Company has not accrued any royalties to date regarding this matter.  The Company Defendants believe that the Plaintiffs’ misrepresentation claims have no merit. They will continue to defend this action.  Discovery has been undertaken, and the final depositions are to be scheduled.  Accordingly, we have not recorded any accrual for the probable loss in connection with this litigation as of June 30, 2008, since we are unable to reasonably estimate the probable loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2008, the Company issued to an investor relations firm, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. These warrants will vest immediately at any point during the initial six month period, when certain benchmarks are achieved.  If at the end of the initial six month period, said benchmarks are not achieved than these warrants will be cancelled.

Item 6.  Exhibits

(a)	Exhibits 31.1* 31.2* 32*	Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification Section 1350 – Certification
* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caprius, Inc. (Registrant)

Date: October 3, 2008	/s/ Dwight Morgan
Dwight Morgan President & Chief Executive Officer

Date: October 3, 2008	/s/ Jonathan Joels
Jonathan Joels Chief Financial Officer

Index