Form 10-K
period 2009-09-30
CAPRIUS INC
filed 2010-06-30
CIK 722567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009
	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-11914

CAPRIUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2457487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Forest Avenue, Suite 220, Paramus, New Jersey	07652
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:  (201) 342- 0900
________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

 Large accelerated filer	 Accelerated filer	 Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 31, 2010 was $71,499.

As of June 10, 2010, the registrant had outstanding 5,431,865 shares of common stock.  The registrant also had outstanding 231,387 shares of preferred stock.

INTRODUCTORY NOTE

This report on Form 10-K constitutes a comprehensive filing covering information that would have been reported not only in this Form 10-K for the fiscal year ended September 30, 2009, but also in a Form    10-K for the fiscal year ended September 30, 2008 and in Forms 10-Q for the fiscal quarters ended December 31, 2008, March 31, 2009 and June 30, 2009.  We have been delinquent in the filing of all such reports.  It is noted that the filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934.

The financial information included in this report consists of:

--	audited consolidated financial statements for each fiscal year from 2007 through 2009;
--	unaudited condensed consolidated financial statements in a level of detail consistent with Regulation S-X rule 10-01(a) and (b) for each quarter of fiscal 2009; and
--	management discussion and analysis based upon all the annual and quarterly financial information included in this report.

ITEM 1.	BUSINESS

Forward Looking Statements

We are including the following cautionary statements in this Annual Report of Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, ability to raise additional capital for marketing and manufacturing, delays in the manufacture of  new and existing products by us or third party contractors, ability to attract and retain customers, challenges to our intellectual property, the loss of any key employees, the outcome of existing litigations and any future claims, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and the location and the financial viability of the manufacturer in Israel.  You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to make any revisions to the forward looking statements or reflect events or circumstances after the date of this Annual Report Form 10-K.

General

Caprius, Inc. (“Caprius”, the “Company”, “we”, “us” and “our”) is engaged in the infectious medical waste disposal business, through our wholly-owned subsidiary M.C.M. Environmental Technologies, Inc. (“MCM”),  which developed, markets and sells the SteriMed and SteriMed Junior compact systems  (together, the “SteriMed Systems”) that simultaneously shred and chemically disinfect regulated medical waste (“RMW”), utilizing our proprietary, EPA registered, bio-degradable chemical known as Ster-Cid.  The SteriMed Systems are sold in both the domestic and international markets.

Recent Developments

Between June 2008 and September 2009, our business activities were substantially reduced while we were seeking to raise capital and reduce overall operating costs.  Substantial amounts of capital are required to fund current operations for the manufacture, marketing and deployment of our SteriMed Systems.  In September 2009, we entered into a Loan Facility with Vintage Capital Group LLC (“Vintage”).  Since then we have taken steps to repay or settle our outstanding obligations and have started the process to reduce operating costs, restructure and restart our manufacturing by converting it from “company produced” to third-party contract assembled, and resume the marketing of the SteriMed Systems.

The Loan Facility provides for Vintage to make advances to Caprius up to an aggregate of $3.0 million.  Interest on the advances accrues at a rate of 14% per annum (subject to a default rate of 17% per annum), and may be repaid in kind.  All outstanding amounts under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all of the assets of Caprius and its operating subsidiaries, and are guaranteed by those subsidiaries.

As part of the Loan Facility, we entered into an Investment Monitoring Agreement with Vintage providing for an Operating Committee initially composed of our Chief Executive Officer and Chief Financial Officer as well as two persons to be selected by Vintage.  The Operating Committee was established to review budgets, strategic planning, financial performance and similar matters and has the right to make recommendations to our Board of Directors.

In January 2010, as a post-closing obligation under the Loan Facility, we issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of our common stock, $.01 par value (“Common Stock”), on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon our present capitalization, the Vintage Warrant would be exercisable into 25,602,333 shares of Common Stock.  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement.  Further, we granted Vintage certain preemptive rights and observer rights for meetings of our Board of Directors pursuant to an Equity Rights Agreement.

As a condition to the Loan Facility, holders of more than a majority of the outstanding shares of each class of our outstanding preferred stock waived the anti-dilution provisions covering the shares of preferred stock with respect to the issuance of the Vintage Warrant and the underlying shares of Common Stock, and holders of more than a majority of our outstanding voting securities consented to approval of an increase in the number of authorized shares of our Common Stock.

On December 15, 2009, we increased our authorized shares of Common Stock to 250,000,000 shares from 50,000,000 shares, upon the filing of a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware.  The number of authorized shares of preferred stock was not changed.

In November 2009, the Office of the Chief Scientist (“OCS”) in Israel approved the request of our Israeli Subsidiary MCM Environmental Technologies Ltd. to transfer its technology rights to MCM upon repayment to the OCS of approximately $240,000 representing the balance of an OCS grant, and the royalty obligation was terminated.  The OCS grant had been to assist MCM Environmental Technologies LTD in the development of certain technology related to our SteriMed System.

In October 2009, as part of the settlement of an outstanding litigation matter, we acquired the balance of the outstanding capital stock of MCM, resulting in MCM becoming a wholly-owned subsidiary of Caprius.

In June 2009, we had entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The Noteholders were to be granted 30 warrants for each $1.00 invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five years.  During June and August 2009, we received an aggregate of $100,000 in bridge loans, and issued to the noteholders warrants to purchase an aggregate of 3,000,000 shares of Common Stock.  These Notes in aggregate principal of $100,000, plus accrued interest remain outstanding.

 In February 2009, we entered into a short term bridge loan for a sum of $50,000 subject to 12% interest.  This short term loan together with accrued interest was repaid in September 2009 from the Vintage Loan Facility.

In December 2007, we closed a $4.7 million Series F Convertible Preferred Stock placement, prior to payment of financing fees and expenses of approximately $300,000.  The placement consisted of 78,334 shares of Series F Convertible Preferred Stock at $60 per share and warrants to purchase an aggregate of 3,133,360 shares of Common Stock at an exercise price of $0.80 per share for a period of five years.  The net proceeds were used for general working capital purposes, primarily manufacturing and marketing.

PRODUCTS

The MCM SteriMed Systems

We developed and market worldwide the SteriMed and SteriMed Junior compact units.  However, as noted, due to our inability to obtain needed working capital, the level of the development and marketing activities was substantially reduced. In September 2008, as part of  our overall strategy to reduce operating costs the Company elected to close its manufacturing and assembly facility in Moledet, Israel, and began the process of outsourcing these responsibilities to a third-party contract assembly supplier located in Israel.  This process also involved the relocation of the Company’s current work in process and inventory, and our workforce to the contract assembly facility.   As a result of the September 2009 Loan Facility with Vintage Capital Group LLC (“Vintage”), we have recently established an interim manufacturing relationship with a contract assembly partner. Under the terms of the Loan Facility, the Company is obligated establish a manufacturing source based in the United States, or such other location as is mutually agreed to by Vintage and the Company.

The SteriMed Systems simultaneously shred and disinfect RMW, reducing its volume up to 90%, and rendering it harmless for disposal as ordinary waste.  The SteriMed Systems are patented, environmentally-friendly, on-site disinfecting and destruction units that can process regulated clinical waste, including sharps, dialysis filters, pads, bandages, plastic tubing and even glass, in a cycle lasting approximately 15 minutes. The units, comparable in size to a residential washer-dryer, simultaneously shred, grind, mix and disinfect the waste with the proprietary Ster-Cid® solution. After treatment, the material may be discarded as conventional solid waste, in accordance with appropriate regulatory requirements.  Our technology enables healthcare providers to reduce their operating costs, while reducing the environmental impact associated with waste treatment and disposal by reduced carbon, water, and landfill footprints.

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

The SteriMed Systems are comprised of two different sized units and the required Ster-Cid® disinfectant solution, that can be utilized with both units.  The larger SteriMed can treat up to 18.5 gallons (70 liters) of medical waste per cycle.  The smaller version, the SteriMed Junior, can treat up to 4 gallons (15 liters) per cycle.

Ster-Cid® is our proprietary disinfectant solution used in the SteriMed Systems. Ster-Cid® is biodegradable and is registered with the U.S. Environmental Protection Agency (“U.S. EPA”) in accordance with the Federal Insecticide, Fungicide, Rodenticide Act of 1972 (“FIFRA”).  During the SteriMed disinfecting cycle, the concentration of Ster-Cid® is approximately 0.5% of the total volume of liquids.  The Ster-Cid® disinfectant in conjunction with the SteriMed Systems has been tested in independent laboratories.  Results show that disinfection levels specified in the U.S. EPA guidance document, “Report on State and Territorial Association on Alternate Treatment Technologies” (“STAATT”), are met.  Additionally, our technology also meets the very stringent requirements of several overseas markets, including but not limited to the U.K. Environment Agency (“EA”) for Mobile Plant for the treatment of clinical waste, performed under accepted testing protocols. Furthermore, it is accepted by the waste water treatment authorities to discharge the SteriMed effluent containing a low concentration of the disinfectant into the sewer system. STAATT is a worldwide organization involved in setting criteria for efficacy of alternative medical waste treatment technologies.

Both SteriMed units are safe and easy to operate requiring only a half day of operator training.  Once the cycle commences, the system is locked, and water and Ster-Cid® are automatically released into the treatment chamber.  The shredding, grinding and mixing of the waste is then initiated exposing all surfaces of the medical waste to the chemical solution during a processing cycle which takes approximately 15 minutes.  At the end of each cycle, the disinfected waste is ready for disposal as regular solid waste.

Governmental Regulations

Background of the Regulated Medical Waste Industry in the United States

In 1988, the Federal Government passed the Medical Waste Tracking Act (“MWTA”).  MWTA defined medical waste and the types of medical waste that were to be regulated.  In addition to defining categories of medical waste, the law mandated that generators of RMW be responsible for and adhere to strict guidelines and procedures when disposing of RMW.  The mandates included a “cradle to grave” responsibility for any RMW produced by a facility, the necessity to track the disposal of RMW and defined standards for segregating, packaging, labeling and transporting of RMW.

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

The other major impact on the RMW market was the adoption of the Clean Air Amendments of 1997.  This Act dramatically reduced or eliminated the type of emissions that are permitted from the incineration of RMW.  Due to this, those generators of RMW, which were incinerating their waste, were forced into costly upgrades of their incinerators or to find other methods of disposal.  The number of hospital incinerators decreased from 6,200 in 1988 to 115 in 2003 (Mackinac Chapter, Sierra Club Newsletter Aug-Oct 2003).

A recent market-driven factor, impacting the rate of adoption of alternative technologies for onsite medical waste treatment technologies are the healthcare industry’s environmental sustainability initiatives such as LEED (Leadership in Energy and Environmental Design) certification  for not only their facility, but more recently for the operations and maintenance activities as well.  Our technology is an enabling technology for healthcare facilities who are seeking to improved the environmental design of its facility’s operations and maintenance through  reduced carbon, water, and solid waste footprints associated with the treatment and disposal of its RMW waste stream.

Additionally, as part of the post-911 era, the Center for Disease Control and Prevention, more commonly known as the CDC, has advised all healthcare facilities to adopt a disaster preparedness plan, which should include how medical waste will be stored and treated during a national healthcare emergency.  National emergency preparedness, as defined by the CDC, requires a coordinated effort involving every level of government as well as the private sector, non-governmental organizations, and individual citizens. CDC’s work in preparedness supports the Department of Homeland Security, which has overall authority for emergency response activities as laid out in the National Response Framework.  Our technology is an enabling technology for healthcare facilities who are seeking to develop a disaster preparedness initiative that includes their ability to be self-sufficient in treating their medical waste during a national or healthcare emergency, as opposed to reliance upon an unrelated third party supplier who may be unable to provide transportation and logistics for medical waste as a result of a national emergency such as earthquake, hurricanes, floods, or pandemics.

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

During the 2008 and 2009 periods, the Company successfully attained approval for its technology in the United Kingdom whereby the EA granted us a Mobile Treatment License for the treatment of clinical waste utilizing the SteriMed technology. MCM recognizes this approval as an opportunity for SteriMed sales in Europe, due to the overall size of the UK market, the relatively high cost of clinical waste treatment in this market as compared to the US market, and the fact that  many of the European Union countries, have adopted the technical guidelines of the UK in establishing their own local approval requirements; thereby enabling SteriMed technology to be more readily adopted throughout Europe at a faster pace.

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

Regulations and Regulatory Compliance for Alternative Medical Waste Treatment Technologies in the United States

The use of our technology in the United States is subject to the following regulatory approvals; (1) State and Federal EPA registration of the chemical antimicrobial disinfectant use in our process, (2) State Approval as an Alternative Treatment Technology for RMW, which is typically jointly managed by the individual State’s Department of Health and its State Department of Environmental Protection, and (3) the local municipalities waste water treatment discharge ordinances.

Our use of the Ster-Cid® antimicrobial disinfectant in the SteriMed Systems is registered by the U.S. EPA under FIFRA. The EPA regulates pesticides under the statutory authority of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). The registration requirements for antimicrobial pesticides such as Ster-Cid, differs somewhat from those of other pesticides. For example, EPA requires special tests to ensure efficacy of public health pesticides when the pests are invisible disease-causing microbes, rather than insects or rodents that may be harboring disease organisms. Similarly, determining human and ecological risks from exposure to antimicrobial pesticides requires different types of measurements and models than those needed for pesticides largely applied to crops and other plants. In view of these and other differences, EPA decided that its regulations governing pesticide registration requirements should also incorporate special antimicrobial sections, for which Ster-Cid must achieve.

The Ster-Cid® disinfectant, and is registered under FIFRA Number 71814.  FIFRA gives the federal government control over the distribution, sale and use of pesticides.  All pesticides used in the U.S. must be registered (licensed) by the U.S. EPA under FIFRA.  Registration of pesticides is to seek assurance that they will be properly labeled, and if used in accordance with label specifications, will not cause unreasonable harm people or to the environment.

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

Local and county approvals allow the SteriMed Systems effluent to be discharged into a municipal sewer and the treated disinfected shredded waste to be disposed of in a municipal landfill.

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

Regulations and Regulatory Compliance for Alternative Medical Waste Treatment Technologies outside of the United States

CE Mark compliancy is a requirement for equipment sold in the European Union (“EU”).  The SteriMed Systems are CE Mark compliant as well as ISO Certified, 9001:2000 and 14001:2004.  In order to meet the specific regulatory requirements of the individual members of the EU, MCM will undertake further efficacy testing where necessary in order to demonstrate that the SteriMed Systems conform to all the standards in the specific EU member country.  Outside of the EU, we are required to review and meet whatever the specific standards a country may impose.  In countries where we have distributors, they are required to obtain the necessary regulatory approvals on our behalf at their expense.  The Company and/or its distributors have received approval to market its SteriMed Systems in the Mexico, the United Kingdom, Israel, Russia, Japan, Australia, Serbia, and Hungary.

Our cost of complying with U.S. (including state and local) and foreign environmental law relates to the costs in obtaining and maintaining required licenses or permits.  We estimate these costs were approximately $110,000 in fiscal 2008, the period in which the Company continued to invest to obtain the UK EA regulatory approval, and were approximately $25,000 in fiscal 2009.

Competition

In an attempt to seize the opportunity afforded by the regulatory changes and pricing pressures in the healthcare industry, we are seeking to position our products as viable alternatives to the traditional medical waste disposal methods.  The SteriMed Systems seek to offer medical waste generators a true on-site option that is less risky, less expensive, and more environmentally friendly than the alternatives.  The main competitive advantages of the SteriMed Systems are:

Safety
a)	No need to pack containers of medical waste
b)	No need to transport infectious waste through facilities with patients
c)	No need to ship infectious medical waste on public roads
d)	Environmentally sound approach for disinfection – uses biodegradable chemicals; does not release smoke, odor, steam or other emissions to the air; removes the need for incineration
e)	Quiet system - noise level during cycle is approx. 64.1dB (A), regarded below levels of noise safety concerns by most government regulations

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

f)	Ability to fix costs for a given period of time, avoiding future price increases and surcharges, while allowing for additional capacity at a low variable cost.
g)	Energy efficient systems that consume just pennies per cycle in electricity and water.

Environmental Benefit
a)	Reduced fresh water footprint as compared to steam based alternative treatment technology (i.e. Auto Clave).
b)	Elimination of carbon footprint associated with burning of fossil fuels required for transportation of the waste for traditional offsite waste treatment.
c)	Reduce solid waste landfill footprint as the waste is volume reduced by as much as 90% of its original amounts though shredding and granulation technology used in the SteriMed.
d)
Reduced carbon footprint associated with the use of a room temperature process, which reduces the carbon footprint associated with generating high levels of electricity for the production of steam for other treatment technologies, such as steam-based autoclaves.

e)	Use of an environmentally friendly disinfectant which is biodegradable and as such does not require any neutralization of treatment prior to discharge into the domestic waste water treatment works.

Compliant with Domestic and International Regulations
a)	Enable infectious medical waste generating facilities to replace existing systems while meeting federal, state and local environmental as well as health regulations.
b)	Proprietary, environmentally safe, approximately 90% biodegradable chemical for disinfection which has been cleared for use in many foreign countries and which is registered in all states.

These features are intended to make the use of the SteriMed Systems a very attractive solution to health care organizations, especially those that are forced to reconsider their current medical waste management programs.  This is primarily due to federal and state regulations or the ongoing pressures to reduce their ever increasing operating costs.

Marketing

In the United States, the initial focus of marketing the SteriMed Systems has been to dialysis clinics.  We have sought entry in other new sectors, such as surgical centers, laboratories, plasmapheresis centers, and hospitals. Additional potential markets include blood banks, cruise ships and military medical facilities.

Internationally, we continue to market our SteriMed Systems both directly and indirectly through distributors.  Our practice has been to train the distributors in the overseas market to enable them to take on the responsibility for the installation and maintenance that are required for the SteriMed Systems in these foreign markets.

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

Our marketing strategy is driven by a sales program with a four pronged approach consisting of the following channels for product distribution: (1) direct selling to end users of our products in the commercial market, (2) direct selling to end users of our products in the government and defense industry, (3) sales to US based and foreign distributors of our products, (4) and agent-based representatives.  The implementation of the marketing strategy is dependent upon the amount of capital resources available to devote to this effort.  As a result of funding provided by the Loan Facility with Vintage Capital Group LLC (“Vintage”),  we have recently  been able to continue our marketing efforts in the United Stated, Israel, and Russia, as well as entering into a  new business relationship in Mexico.

Direct Selling to End Users in the Commercial Market

In the United States, our sales efforts are directed by the President, who is responsible for selling to key customers in our key applications.  In our international market, our sales efforts are direct by our Executive Vice President, who is responsible for selling to key distribution customers.  Our definition of a “key” customer group are generators of medical waste with sites which best fit the capabilities and capacity of our SteriMed Systems. Within the United States these “key” applications are dialysis centers, small hospitals, surgical centers, plasmapheresis centers, blood banks, commercial laboratories (both research and clinical) as well as independent physician group practices.  Our definition of a “key distribution customer” is a distributor who has an existing established business with key customers in the healthcare market, who have an existing clinical or medical waste stream, and who also have an existing infrastructure for providing its customers with post-sale technical support.

Many of these facilities that we target in the United States are owned by regional, national or international corporations operating numerous facilities. Focusing our sales efforts on this customer profile affords us the opportunity to achieve multiple sales within the same organization and enhances our ability to service and support our customers.  We are presently deploying our SteriMed Systems at several dialysis centers in the implementation of this strategy which includes two companies that are leaders in the field both domestically and overseas.

For the year ended September 30, 2009, two customers accounted for $792,470 of the consolidated total revenue, which represented approximately 54% and 10% respectively of the total revenue.  For the year ended September 30, 2008, two customers accounted for approximately 39% and 20% respectively of the consolidated total revenue. These two customers for Fiscal 2008 accounted for approximately 33% and 15% respectively of our revenues for fiscal year 2007.   The loss of any one of our principal customers or the inability to obtain or expand our sales to additional customers would have a significant adverse impact on our business.

Our business marketing models in the U.S. are either lease or sale of the SteriMed Systems.  A typical SteriMed lease (which, at the customer’s option, can also include installation costs) is for a five year period. We have contacts with several leasing companies that offer this facility to our customers, including options for both capital leases and off balance sheet operating leases.

Direct Selling to End Users in the Government and Defense Industry

We have continued to build on our initiative to capture business with the government and defense industry.   In Fiscal 2006, we shipped two SteriMed Juniors to the United States Department of Defense for use by the U.S. Navy.  The first unit was for laboratory test and evaluation as part of the U.S. Navy’s Shipboard Medical Waste Management Program.  In September 2007, the second unit was deployed for shipboard evaluation on an LHD Class flagship vessel within the U.S. Navy’s Expeditionary Strike Group. The SteriMed System as deployed is a modified version of our commercial-off-the-shelf (COTS) system. The program for the Navy represents a significant opportunity for us in that the Navy is actively seeking a “total fleet solution” to medical waste management problems.  Of the medical waste processing systems considered by the Navy, the SteriMed System ranked among the highest to meet the needs (sterilization capability, size, ability to reduce the volume of waste and ability to render the waste non-recognizable) identified for evaluation aboard ship.  Our SteriMed Junior was identified as a solution that achieved the Navy’s cost, ship impact, and performance metrics.  We are actively supporting the Navy project in an attempt to earn this business which could result in the sales of multiple SteriMed systems. In September 2007, the Navy placed an order for an additional SteriMed System as they continue their evaluation program.  In March 2008, the shipboard evaluation was completed and the LHD vessel returned to port.  U.S. Navy personnel reported that the waste volume reduction was significant and the operation of the unit was user friendly.  Due to the stringent shipboard specifications for the Navy’s medical waste management program MCM has continued to work with the Navy NAVSEA group to streamline the shipboard installation process, continued testing and evaluation of the technology to validate it under certain shock, vibration, and noise environments associated with combat, along with recent work with the Navy Bureau of Medicine ( BUMED ) to validate that the SteriMed Junior will meet their specifications.

In addition to these opportunities, we are marketing to other branches of the military, including other NATO allies, ground based operations where the need to reduce cost and to improve the environmental impact of medical waste management are key issues.

Sales to Domestic and International Distributors

To maximize and augment our sales efforts in the U.S., we have been recruiting distributors. Recently, we have entered into distribution agreements in Columbia, and Mexico through execution of distribution agreements with Bio-Origen, S.A. and Terapias Dialysis respectively.

 Ideally, we are seeking local and regional distributors who will have the right to sell the SteriMed Systems and related products within their prescribed geographical areas or business sectors.  In order to gain exclusivity, the distributor must commit to minimum annual purchases.  The distributor is obligated to work within the guidelines and regulatory approvals set up and maintained by us.

In April 2007, we entered into a five year non-exclusive distribution agreement with McKesson Medical-Surgical, a leading provider of healthcare products and services to surgical centers, granting McKesson distribution rights to market our SteriMed systems for on-site medical waste processing to ambulatory surgical centers in the United States

 In May 2007, we entered into a non-exclusive distribution agreement granting Henry Schein, Inc., one of the largest providers of healthcare products and services to office-based practitioners in the combined North American and European markets, distribution rights to market MCM’s SteriMed line of on-site medical waste processing units to dialysis clinics in the United States.  Our customers have relied upon our relationship with Henry Schein to streamline their procurement and logistics process for obtaining the consumables for the SteriMed Systems.

Internationally, we market our SteriMed Systems predominantly through distributors.  In order to gain exclusivity, the distributor must commit to minimum annual purchases.  In those countries where we have distributors, it is their responsibility to market and support the sales of the SteriMed Systems at their own expense as well as obtain all regulatory approvals which will be registered in the name of MCM, if allowed by local regulations.

We currently have international distributorship arrangements in Mexico, Australia & New Zealand, Hungary, Japan, and Russia.

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

Employees

As of May 31, 2010 and September 30, 2009, we had nine full time employees, one of which is located in Israel.  Of these, four are senior managers.

None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization.

Manufacturing

We manufactured the hundreds of components used in the SteriMed units using global component suppliers. These components were then assembled at either our facility in Moledet until September 2008 when the Company elected to close this facility and to outsource these operations to a nearby contract manufacturing partner.  The SteriMed Junior historically had been assembled by a third-party contract assembly company in Israel, while the Company had historically performed the assembly of the SteriMed Senior at its own facility in Moledet, Israel.  As a result of the global economic downturn in 2009, the Israeli contract assembly company, who was unable to provide sufficient working capital to survive the downturn went into receivership and subsequently restructured its own business, resulting in our need to relocate our contract assembly to another supplier.   As part of our efforts to resume full-scale manufacturing for our SteriMed Systems, as well as to comply with the terms of the Loan Facility, we are actively seeking new manufacturers to produce both SteriMed Systems as well as seeking alternative solutions for the manufacture of their components in lower cost regions. Included in our evaluation of alternative manufacturing, we are also considering assembly in the United States which is in closer proximity to a large percentage of our customer base.  The Company has reached an agreement with a contract assembly supplier to assemble both the SteriMed Junior and Senior, under the direct supervision of MCM.  The Company has sufficient work in process and inventory of components to support its near-term marketing requirements as well as spare parts to its installed base of equipment.

Approximately half of the SteriMed Systems’ components are commercially available from third-party suppliers as COTS (commercial off the shelf) industrial components. The remaining components are either generic with modification or are custom fabrications, such as castings and weldments for the SteriMed.  Presently, we maintain an inventory of spare parts and supplies in our Brighton, MI warehouse and in Tel Yosef, Israel.

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

In the U.S., in we operate a real time Cellemetry program.  The latest versions of the SteriMed systems have embedded wireless communication systems which communicate machine performance data to technical support personnel.  This system provides us with real time reporting on machine performance data, including service data, to enable us to provide same or next business day onsite support to the waste processing equipment.  The Cellemetry system has resulted in improved machine availability and customer satisfaction.  Cellemetry is a part of our overall customer service model and will be available as an annual subscription service to our customers after the expiration of the one year machine warranty period.

Intellectual Property

There exist various medical waste treatment technologies that can be combined and employed in different ways, making trademarks and patents very important pieces of intellectual property to possess in the medical waste treatment industry. We consider the protection of our technology to be relevant to our business. It is the Company’s policy to protect our technology by a variety of means, including applying for patents in the United States and in foreign countries as well.  Under the terms of the Loan Facility, we granted to Vintage a security interest in all of our assets, including our intellectual property.

We maintain an in-house system that tracks all expiration dates for our trademarks and patents.  This internal tracking system alerts us when renewal submissions are required.

Research and Development

Any product engineering, including those costs associated with design and configuration for specific customer applications are accounted for in our financial statements as research and development expenses. The Company’s research and development costs decreased to $84,000 in fiscal 2009 from $288,000 in fiscal 2008 and $264,000 in fiscal 2007 resulting primarily from the reduction of available funds and need for such projects within the Company during fiscal 2009.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective and exisiting investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

The medical infectious waste disposal industry is subject to extensive federal, state and local laws and regulations, both in the US and overseas.  Our business requires us to obtain many different approvals and permits or other types of governmental authorizations for each jurisdiction in which we operate.  In addition, we have never generated profits from the infectious waste disposal business, and there can be no assurance that such business will become profitable in the future.  The continuation of losses and negative cash flows from operations require us to obtain additional funds. No assurance can be given that we will be successful in obtaining additional funds from Vintage under the Credit Facility or other sources, whether publicly or privately or through equity or debt.  Any such financing could be highly dilutive to stockholders.

We have a history of operating losses and negative cash flows.

In the past, we have experienced significant losses and negative cash flows from operations.  If these trends continue in the future, it could adversely affect our ability to continue as a going concern.  Further, we have incurred negative cash flows from operations of approximately $0.8 million, $4.7 million and $2.8 million for the years ended September 30, 2009, 2008 and 2007, respectively and as of September 30, 2009 have a working capital deficiency of approximately $2.2 million. These results have had a negative impact on our financial condition.  There can be no assurance that our business will become profitable or cash flow positive in the future or that additional losses and negative cash flows from operations will not be incurred.  If these trends continue in the future, it could have a material adverse effect on our ability to continue as a going concern.

Our business requires capital for continued growth, and our growth will be slowed if we do not have sufficient capital.

The continued growth and operation of our business may require additional funding for working capital, debt service, manufacture of our products, and expansion of our sales and support forces.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego sales opportunities and scale back operations.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

The current economic credit crisis is continuing to have a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

We may experience difficulties in manufacturing, sourcing components or supply of our proprietary disinfectant which could adversely affect our ability to generate sales.

The SteriMed and the SteriMed Junior were manufactured for us by a third-party manufacturer in Israel that recently went into receivership and was acquired by third parties. While we expect our manufacturing to continue in Israel on a limited basis, we are seeking alternative, qualified manufacturers to produce our SteriMed Systems at costs that are acceptable to us.  If we fail to effectively manufacture or cause the manufacture of or fail to develop a market to increase the manufacturing needs for our SteriMed Systems, we will likely be unable to recover the losses we will have incurred in attempting to produce and market these products and technologies and may be unable to make sales or ever continue this business.

We are dependent on third-party suppliers for the components of our SteriMed and SteriMed Junior Systems and also for the Ster-Cid® disinfectant.  At present, there are no supply contracts in place.  Our requirements are fulfilled against purchase orders.  There can be no assurances that we will have adequate supplies of materials or the funds to procure such supplies of materials when needed.  Although we believe that the required components are readily available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components.

In selling our products, we could infringe on the intellectual property rights of others and if we do not prevail, this could also cause us to pay substantial damages and prohibit us from selling our products.

We regard certain aspects of our products, processes, services and technology as proprietary, and we have trademarks and patents for certain aspects of the SteriMed Systems.  Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. Our proprietary rights to Ster-Cid® relate to an exclusive worldwide license that we had obtained from a third party manufacturer in Europe to purchase the Ster-Cid® disinfectant.  The patent positions of medical waste technology companies generally involve complex legal and factual questions.  While patents are important to our business, the regulatory approvals are more critical in permitting us to market our products.  We may also apply in the future for patent protection for uses, processes, products and systems that we develop.  There can be no assurance that any future patent for which we apply will be issued, that any existing patents issued will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide any competitive advantage, that third-parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology.  We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.  An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or require us to develop appropriate alternative technology.  There can be no assurance that any such licenses would be available on acceptable terms or at all, or that we could develop alternate technology at an acceptable price or at all.  Any of these events could have a material adverse effect on our business and for the future profitability.

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

Developing products based upon new technologies can result in litigation based on allegations of patent and other intellectual property infringement.   While no infringement claims have been made or threatened against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertion by such parties will not result in costly litigation, or that they will not prevail in any such litigation.  In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement.

Our products may become obsolete and we may not be able to develop competitive products on a timely basis or at all.

Our future growth and profitability depend in part on our ability to respond to technological changes and successfully develop and market new products that achieve significant market acceptance.  The RMW industry has been historically marked by very rapid technological change and the frequent introductions of new products.  There is no assurance that we will have the financial or technological capacity to be able to develop new products that will realize broad market acceptance.

The industry in which we operate is continually evolving which makes it difficult to evaluate our future prospects and increases the risk of an investment in our securities.

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

A failure in the performance or operation of our product could expose us to liability.

The malfunction or misuse of our SteriMed Systems may result in damage to property or persons, as well as violation of various health and safety regulations, thereby subjecting us to possible liability. We currently retain a claims made product liability insurance policy.   Although our insurance coverage is in amounts and deductibles customary in the industry, there can be no assurance that such insurance will be sufficient to cover any potential liability.  A successful product liability, environmental or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and operations. To date, no claims have been made against us.

We may not be able to effectively control and manage our growth which would negatively impact our operations.

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing the demand for our products and providing adequate service support.  Such events would increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies.

Risks Relating to Our Industry

We are subject to extensive regulations that could limit or restrict our activities, a change in which could adversely affect our financial condition and results of operations.

The medical waste management industry is subject to extensive U.S. EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste.  The use of the Ster-Cid® disinfectant in the SteriMed Systems is registered with the U.S. EPA under FIFRA; however, the SteriMed Systems are not subject to U.S. EPA registration.  Our business requires us to comply with these extensive laws and regulations and also to obtain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where we sell or lease the SteriMed Systems.  The SteriMed has been approved for marketing in 46 states and the SteriMed Junior in 42 states.  We continue our efforts to seek approvals for marketing in the remaining states.  Our ability to obtain such approvals in the remaining states and the timing and cost to do so, if successful, cannot be easily determined nor can the receipt of ultimate approval be assumed. The Ster-Cid® has been registered in 50 states.

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

The success of our business depends on the continuing contributions of key personnel

Our success is highly dependent on the continued efforts of Dwight Morgan, Chairman, President and Chief Executive Officer, Jonathan Joels, Chief Financial Officer, Treasurer and Secretary, and George Aaron, Executive Vice President – International Business Development, who are our key management persons.  Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense.  Neither Mr. Mr. Morgan, Mr.; Aaron nor Mr. Joels plan to retire or leave us in the near future.  However, there can be no assurance that we will be successful in attracting and/or retaining key personnel in the future.  Our failure to do so could adversely affect our business and financial condition.  We do not carry any “key-man” insurance on the lives of any of our officers or employees.   Currently, the only executive with an Employment Agreement in place is Mr. Morgan.

Risks Relating to Our Organization

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders. Any new series  of preferred stock issued is subject to the provisions or restrictions  as contained in any previously issued outstanding series of preferred stock and the covenants and restrictions under our Vintage Loan Facility.

Risks Relating to Our Common Stock

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, especially for stock traded on the OTC Bulletin Board  “OTCBB) and the Pink Sheets.  Our common stock is not actively traded, and the bid and asked prices for our Common stock have fluctuated significantly.

The Securities and Exchange Commission has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less that $5.00 per share, subject to certain exemptions.   Our failure to comply with the OTCBB Stock Exchange listing requirements has caused our stock to be moved to the Pink Sheets.  As of May 31, 2010, the closing price for our common stock was $0.026 per share and therefore, it is designated a “Penny Stock.”

We have not paid dividends on our common stock in the past

We do not have the financial capacity to pay dividends and also our Credit Facility prohibits us from paying any cash dividends on our capital stock in the future.  If we were to become profitable, it is expected that such earnings would be retained to support our business..  Any declared dividend in the future would be subject to the terms of the outstanding preferred stock under which amounts are accruing for future dividends  (as to date, we have failed to pay any dividends on our outstanding preferred stock) or other payments on liquidation.  Since we have no plans to pay cash dividends, an investor would only realize income from their investment in our shares if there is a rise in the market price of our Common Stock, which is uncertain and unpredictable.  We are currently subject to penny stock regulations and restrictions.  We are also subject to certain covenants with Vintage which could affect our ability to source additional capital from other third parties.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Failure to comply with covenants under an existing loan facility could jeopardize the survival of our business and make it difficult to source additional capital for our business.

In September 2009, we secured a Loan Facility to finance the operations of our business.   These funds have been used to pay off various creditors and secure our intellectual property rights.  Provided we meet certain defined criteria and cure several existing events of defaults as defined in the Loan Facility with Vintage, these funds will also enable us to build up our inventory to fulfill our current orders and future demand arising from our increased marketing efforts. As sales grow, we will need to expand our customer service and technical support capabilities to meet the needs of our clients.

Under the terms of the Loan Facility Agreement with Vintage, we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.   Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company leases administrative office space in Paramus, New Jersey and approximately 2,000 square feet of warehouse space in Brighton, Michigan.  The Company currently leases a facility on a month-to-month basis in Tel Yosef, Israel for storage of its inventory and parts prior to their dispatch to the contract assembly partner’s facility. These locations are leased on a month to month basis with a 60 day cancellation notification period by either party at an aggregate monthly rent of approximately $4,000.

ITEM 3.	LEGAL PROCEEDINGS

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed, this motion is currently pending. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing.

In July 2009, Venture Hackensack Holding, Inc (the “Plaintiffs”), filed a complaint against Caprius Inc., in the Superior Court of  New Jersey, Bergen County Law Division for non-payment of rent at the Company's previous location to the end of the lease term. The case is at the discovery stage. The potential exposure could be up to $250,000. We have accrued $64,000 (prior to offset of $16,000 security deposit) being the past due rent up until the date that we vacated the premises.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock previously traded on the OTC Electronic Bulletin Board (OTCBB) under the symbol of “CAPS", and since July 28, 2008 has traded on the Pink Sheets under the symbol “CAPI”.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB and Pink Sheets.   Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock	High	Low

FISCAL YEAR ENDED SEPTEMBER 30, 2009

Fourth Quarter	$0.07	$0.02
Third Quarter	0.10	0.04
Second Quarter	0.25	0.06
First Quarter	0.23	0.08

FISCAL YEAR ENDED SEPTEMBER 30, 2008

Fourth Quarter	$0.35	$0.10
Third Quarter	0.41	0.10
Second Quarter	0.85	0.36
First Quarter	1.01	0.50

FISCAL YEAR ENDED SEPTEMBER 30, 2007

Fourth Quarter	$0.85	$0.70
Third Quarter	1.05	0.60
Second Quarter	1.08	0.45
First Quarter	0.65	0.51

On May 31, 2010, there were approximately 550 holders of record of the Company’s Common Stock.   Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of our Common Stock. Our failure to comply with the OTCBB Stock Exchange listing requirements has caused our stock to be moved to the Pink Sheets. As of May 31, 2010, the closing price for our common stock was $0.026 per share and therefore, it is designated a “Penny Stock.”

Dividend Policy

We have not paid any dividends on our shares of Common Stock since inception and do not expect to declare any dividends on our Common Stock in the foreseeable future.  Any declared dividend in the future would be subject to the terms of the outstanding preferred stock at that time and to the Vintage Credit Facility which imposes prohibitions on dividends or other distributions.

Securities Authorized for Issuance Under Incentive Stock Plan

As of May 31, 2010, securities issued and securities available for future issuance under our 2002 Incentive Stock Plan (“ISP”) were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under ISP
ISP approved by security holders	2,292,924	$0.63	207,076
ISP not approved by security holders	-	-	-
Total	2,292,924	$0.63	207,076

Recent Sales of Unregistered Securities

(1) On January 22, 2010, we issued a warrant to purchase 40% of our Common Stock on a fully-diluted basis to Vintage as part of the Loan Facility, which warrant is exercisable at a price of $0.01 per share for a period of seven years.  The issuance was exemption from registration by reason of Section 4(2) of and Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”).

(2) On September 30, 2009, we issued (i) 36,800 shares of Common Stock to a holder of our Series F Convertible Preferred Stock upon its conversion of 368 shares thereof, (ii) 62,500 shares of Common Stock to such holder upon its conversion of 100 shares of our Series E Convertible Preferred Stock and (iii) 31,323 shares of Common Stock to such holder upon its conversion of 1,612 shares of our Series D Convertible Preferred Stock.  These conversions were exempt from registration by reason of Section 3(a)(9) of the Securities Act.

(3) On October 14, 2008, we issued 524,340 shares of Common Stock to a holder of our Series D Convertible Preferred Stock upon its conversion of 27,000 shares thereof.  The conversion was exempt from registration by reason of Section 3 (a) (9) of the Securities Act.

(4) In March 19, 2008, we issued 500,000 shares of Common Stock to holders of our Series E Convertible Preferred Stock upon its conversion of 800 shares thereof.  The conversions were exempt from registration by reason of Section 3 (a) (9) of the Securities Act.

(5) On January 16, 2008, we issued 427,240 shares of Common Stock to a holder of our Series D Convertible Preferred Stock upon its conversion of 22,000 shares thereof.  The conversion was exempt from registration by reason of Section 3 (a) (9) of the Securities Act.

(6)  On December 6, 2007, we issued (i) 78,334 shares of Series F Convertible Preferred Stock and (ii) warrants to purchase 3,133,360 shares of Common Stock to 10 investors for aggregate gross proceeds of $4.7 million.   As part of the fee to the placement agent, we granted them warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.85 per share.  These issuances were exempt from registration by reason of Section 4(2)of  and Rule 506 under the Securities Act.

(7)  On March 1, 2007, we issued (i) 10,000 shares of Series E Convertible Preferred Stock and (ii) warrants to purchase 3,125,000 shares of Common Stock to six institutional investors for aggregate gross proceeds of $2.5 million.  As part of the fee to the placement agent and an advisor, we granted them warrants to purchase 182,500 shares of Common Stock at an exercise price of $0.60 per share.  These issuances were exempt from registration by reason of Section 4(2) of and Rule 506 under the Securities Act.

(8)  On December 4, 2006, we issued 470,000 shares of Common Stock to a holder of our Series D Convertible Preferred Stock upon its conversion of 47,000 shares thereof.  The conversion was exempt from registration by reason of Section 3(a)(9) of the Securities Act.

(9) During the fiscal years ended September 30, 2009 and 2008, we did not make any repurchases of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not required as we are a Smaller Reporting Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with (i) the audited consolidated financial statements of the Company and the related notes thereto for the fiscal years ended September 30, 2009, 2008 and 2007 and (ii) the unaudited consolidated financial statements of the Company and the related notes thereto for the fiscal quarters ended June 30, 2009, March 31, 2009 and December 31, 2008.

We are engaged in the infectious medical waste disposal business.  Our SteriMed Systems simultaneously shred and disinfect regulated medical waste.

Results of Operations

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Revenues generated for fiscal year ended September 30, 2009 (“Fiscal 2009”) were primarily generated by MCM product sales which totaled $1,239,865 as compared with $2,864,229 for fiscal year ended September 30, 2008 (“Fiscal 2008”).  For Fiscal 2009, two customers accounted for approximately 54% and 10% respectively of the consolidated revenue.   For Fiscal 2008, two customers accounted for approximately 41% and 21% respectively of the consolidated total revenue. Product sales for the Fiscal 2009 decreased due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail our marketing efforts.

Cost of product sales aggregated $1,051,858 or 85% of total revenue and $2,196,225 or 77% of total revenue during Fiscal 2009 and Fiscal 2008, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The increased percentage costs correlate to the decrease in revenues, the sales product mix and not fully absorbing production overhead and labor costs in addition to write offs of obsolete inventory relating to the cessation in production.

Research and development costs amounted to $83,918 and $288,380 for Fiscal 2009 and Fiscal 2008, respectively.  This decrease is due primarily from the reduction of customer specific requirements relating to the decrease in sales activity and the available funds for such projects within the company during fiscal 2009.

Selling, general and administrative expenses totaled $2,990,388 for Fiscal 2009 versus $5,425,524 for Fiscal 2008.  This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

In 2008, management assessed the underlying fair value of the Company and determined the carrying value, including goodwill exceeded its fair value and as such management recorded an impairment charge of $285,010 for the full amount of goodwill in Fiscal 2008. Management estimated the fair value of the Company by multiplying the shares outstanding by the market price of the common stock on the last day of our fiscal year.  As goodwill was fully impaired in Fiscal 2008, no such assessment was required in Fiscal 2009.

Other income totaled $70,443 for the year ended September 30, 2009 as compared to $91,988 for the year ended September 30, 2008. The majority of other income in both Fiscal 2009 and 2008 resulted from a D&O insurance claim.

Interest expense totaled $75,969 for Fiscal 2009 as compared to $12,034 for Fiscal 2008. This variance was do to the increase in interest due on short term loans and notes payable throughout fiscal 2009.

The net loss totaled $2,891,825 for Fiscal 2009 versus $5,250,956 for Fiscal 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues generated from MCM product sales totaled $ 423,580 for the three months ended June 30, 2009 as compared to $795,492 for the three months ended June 30, 2008.  This decrease is due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail its marketing efforts.

Cost of product sales amounted to $268,705 or 63% of total related revenues versus $557,108 or 70% of total related revenues for the three month periods ended June 30, 2009 and 2008. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.  However, the reduction in the percentage cost of product sales was a result of the product mix sold.

Research and development expense decreased to $4,281 versus $85,695 for the three month period ended June 30, 2009 as compared to the same period in 2008.  This decrease is due primarily from the reduction of customer specific requirements relating to the decrease in sales activity and the available funds for such projects within the company during fiscal 2009.

Selling, general and administrative expenses totaled $705,420 for the three months ended June 30, 2009 versus $1,525,454 for the three months ended June 30, 2008. This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $159 for the three months ended June 30, 2009 versus $13,162 for the three months ended June 30, 2008.  This variance in interest income was due to the lack of available cash in interest bearing accounts.

Interest expense totaled ($6,152) for the three months ended June 30, 2009 versus ($1,041) for the three months ended June 30, 2008.  This variance is due to an increase in interest due on short term loans.

The net loss amounted to $560,819 and $1,360,644 for the three month periods ended June 30, 2009 and 2008, respectively.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Revenues generated from MCM product sales totaled $1,063,476 for the nine months ended June 30, 2009 as compared to $2,584,165 for the nine months ended June 30, 2008.  This decrease is due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail its marketing efforts.

Cost of product sales amounted to $694,067 or 65% of total related revenues versus $1,917,225 or 74% of total related revenues for the nine month periods ended June 30, 2009 and 2008. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. However, the reduction in the percentage cost of product sales was a result of the product mix sold.

Research and development expense decreased to $119,817 versus $219,637 for the nine month period ended June 30, 2009 as compared to the same period in 2008.  This decrease is due primarily from the reduction of customer specific requirements relating to the decrease in sales activity and the available funds for such projects within the company during fiscal 2009.

Selling, general and administrative expenses totaled $2,394,598 for the nine months ended June 30, 2009 versus $3,984,369 for the nine months ended June 30, 2008. This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $70,376 for the nine months ended June 30, 2009 as compared to $44,377 for the nine months ended June 30, 2008.  This increase resulted from a D&O insurance claim.

Interest expense totaled ($16,995) for the nine months ended June 30, 2009 versus ($6,852) for the nine months ended June 30, 2008.   This variance was due to the increase in interest due on short term loans.

The net loss amounted to $2,091,625 and $3,499,541 for the nine month periods ended June 30, 2009 and 2008, respectively.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues generated from MCM product sales totaled $247,080 for the three months ended March 31, 2009 as compared to $1,095,017 three months ended March 31, 2008. This decrease is due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail its marketing efforts.

Cost of product sales amounted to $143,666 or 58% of total related revenues versus $847,747 or 77% of total related revenues for the three month periods ended March 31, 2009 and 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. However, the reduction in the percentage cost of product sales was a result of the product mix sold.

Research and development expense decreased to $6,384 versus $64,741 for the three month period ended March 31, 2009 as compared to the same period in 2008. This decrease is due primarily from the reduction of customer specific requirements relating to the decrease in sales activity and the available funds for such projects within the company during fiscal 2009.

Selling, general and administrative expenses totaled $638,005 for the three months ended March 31, 2009 versus $1,311,324 for the three months ended March 31, 2008. This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $10,171 for the three months ended March 31, 2009 as compared to $27,378 for the three months ended March 31, 2008. This variance in interest income was due to the lack of available cash in interest bearing accounts and was partially offset by income received resulting from a D&O insurance claim.

Interest expense totaled ($6,712) for the three months ended March 31, 2009 versus ($5,228) for the three months ended March 31, 2008.

The net loss amounted to $537,516 and $1,106,645 for the three month periods ended March 31, 2009 and 2008, respectively.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Revenues generated from MCM product sales totaled $639,895 for the six months ended March 31, 2009 as compared to $1,788,673 for the six months ended March 31, 2008.  This decrease is due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail its marketing efforts.

Cost of product sales amounted to $425,363 or 66% of total related revenues versus $1,360,117 or 76% of total related revenues for the six month periods ended March 31, 2009 and 2008. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. However, the reduction in the percentage cost of product sales was a result of the product mix sold.

Research and development expense decreased to $115,537 versus $133,942 for the six month period ended March 31, 2009 as compared to the same period in 2008, due to a decrease in our business activities in the second quarter of fiscal year 2009.

Selling, general and administrative expenses totaled $1,689,177 for the six months ended March 31, 2009 versus $2,458,915 for the six months ended March 31, 2008. This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $70,217 for the six months ended March 31, 2009 as compared to $31,215 for the six months ended March 31, 2008.  This variance resulted from a D&O insurance claim.

Interest expense totaled ($10,843) for the six months ended March 31, 2009 versus ($5,811) for the six months ended March 31, 2008. This variance was due to the increase in interest due on short term loans.

The net loss amounted to $1,530,808 and $2,138,897 for the six month periods ended March 31, 2009 and 2008, respectively.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues generated from MCM product sales totaled $392,815 for the three months ended December 31, 2008 as compared to $693,656 for the three months ended December 31, 2007.  This decrease is due the Company’s lack of funds to produce units for sale.  As a consequence, the Company was forced to curtail its marketing efforts.

Cost of product sales amounted to $281,696 or 72% of total related revenues versus $512,370 or 74% of total related revenues for the three month periods ended December 31, 2007. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues.

Research and development expense increased to $109,152 versus $69,201 for the three month period ended December 31, 2008 as compared to the same period in 2007, due to an increase in product development activity during this period.

Selling, general and administrative expenses totaled $1,051,173 for the three months ended December 31, 2008 versus $1,147,591 for the three months ended December 31, 2007, due to a cutback in operations.

Other income totaled $60,046 for the three months ended December 31, 2008 as compared to $3,837 for the three months ended December 31, 2007.  This variance resulted from a D&O insurance claim.

Interest expense totaled ($4,132) for the three months ended December 31, 2008 versus ($583) for the three months ended December 31, 2007.

The net loss amounted to $993,292 and $1,032,252 for the three month periods ended December 31, 2008 and 2007, respectively.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Revenues generated for fiscal year ended September 30, 2008 (“Fiscal 2008”) were primarily generated by MCM product sales which totaled $2,864,229 as compared with $2,540,439 for fiscal year ended September 30, 2007 (“Fiscal 2007”).  For Fiscal 2008, two customers accounted for approximately 39% and 20% respectively of the consolidated revenue.   For Fiscal 2007, two customers accounted for approximately 33% and 15% respectively of the consolidated total revenue.  Product sales for the Fiscal 2008 increased due to our expanded penetration into several markets that the Company has been developing for its products and the greater acceptance of our technology in the marketplace both domestically and internationally.

By reason of the termination of the Seradyn royalty agreement during Fiscal 2007 we did not receive any royalty fees in Fiscal 2008 as compared to $123,965 in Fiscal 2007.

Cost of product sales aggregated approximately $2,196,225 or 77% and $1,859,911 or 73% during Fiscal 2008 and Fiscal 2007, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The increased costs correlate to the increase in revenues the decline in the value of the US dollar, the sales product mix and the increased production overhead and labor costs.

Research and development costs amounted to approximately $288,000 and $264,000 for Fiscal 2008 and Fiscal 2007, respectively.  This slight increase is due to our effort to continue to explore various technologies and upgrades to bring value-added technology to our products and to try an offset the increased costs and the decline in the value of the US dollar.

Selling, general and administrative expenses totaled $5,425,524 for Fiscal 2008 versus $4,316,493 for Fiscal 2007.  This increase is principally due to increased personnel costs (hiring of additional employees and related benefit costs), an increase in recorded stock-based compensation, as well as the related increase in travel, marketing expenses and participation in trade shows in order to facilitate the development of additional sales markets both domestically and internationally.

In 2008, management assessed the underlying fair value of the Company and determined the carrying value, including goodwill exceeded its fair value and as such management recorded an impairment charge of $285,010 for the full amount of goodwill in Fiscal 2008. Management estimated the fair value of the Company by multiplying the shares outstanding by the market price of the common stock on the last day of our fiscal year.  Management used the same method to assess goodwill in Fiscal 2007 and determined that no such impairment should be recorded.

Other income totaled $91,988 for the year ended September 30, 2008 as compared to $33,374 for the year ended September 30, 2007.  Other income in Fiscal 2008 resulted due to interest income and a D&O insurance claim, and other income resulted from interest income in Fiscal 2007.

Interest expense totaled ($12,034) for Fiscal 2008 versus ($7,055) for Fiscal 2007.

The net loss totaled $5,250,956 for Fiscal 2008 versus $3,249,673 for Fiscal 2007.

Liquidity and Capital Resources

At September 30, 2009, our cash position approximated $87,000. Our working capital deficiency as of September 30, 2009 was approximately ($2,236,000). Net cash used in operations for fiscal year 2009 amounted to approximately $784,000 as compared to approximately $4,746,000 for fiscal 2008 and approximately $2,786,000 for fiscal 2007. Net cash used in investing activities amounted to approximately $5,000, approximately $45,000 and approximately $42,000 for fiscal years 2009, 2008 and 2007 respectively. Net cash provided by financing activities for Fiscal 2009 amounted to approximately $621,000 which resulted from the issuance of the Secured Notes Payable as compared to approximately $4,411,000 for fiscal 2008 which resulted from the December 2007 issuance of the Series F Convertible Preferred Stock, and approximately $2,394,000 for fiscal 2007 which resulted from the March 2006 issuance of the Series E Convertible Preferred Stock.

As of September 30, 2009, accounts receivable, net of allowance for doubtful accounts totaled $30,725 and was 1% of total assets.  The normal collection period is between 45 and 90 days. At of September 30, 2008, accounts receivable, net of allowance for doubtful accounts totaled $856,374 and was 27% of total assets.  Of the $856,374 in accounts receivable, approximately $289,671 was less than 30 days, $49,671 was 60 days and $517,032 was 90 days and older.  The normal collection period is between 45 and 90 days, but as we develop new relationships or business in new countries, we sometimes permit customers or distributors, extended payment terms to attract new business.  At September 30, 2007, accounts receivable, net of $833,033 was 29% of total assets.  Of the $833,033 in accounts receivable, approximately $396,213 was less than 30 days, $87,525 was 60 days and $349,295 was 90 days and older. Due to our past history with collections, especially where we extend payment times for distributors in new territories that we are attempting to create markets for our product, we are reasonably confident that all of the remaining receivables are collectible.

Inventory turnover rates which are determined by computing the Cost of Goods sold divided by average inventory are 0.68 for the year ended September 30, 2009, 1.58 for the year ended September 30, 2008 and 2.00 for the year ended September 30, 2007.  The variance in turnover from 2008 to 2009 was due to the fact that due to the financial condition of the Company, inventory levels on hand were reduced.  The decrease in the inventory turnover rate from 2007 to 2008 is due to the significant increase in the Company’s work in process and spare parts held as the number of units in the field have increased over the comparative periods.

In September 2009, we entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries.  As of September 30, 2009, under the Loan facility, Vintage advanced approximately $1.1 million, which we used to pay off certain liabilities as well as related fees and expenses associated with the Securities Purchase and Sale Agreement.

In June 2009, we entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  During June and August 2009, we received an aggregate of $100,000 as Bridge Loans.  We issued to these lenders warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.10 per share for a period of five years.  These Notes remain outstanding.  Warrants issued in connection with these short term bridge loans are valued used the Black Scholes valuation model and the relative fair value of these warrants has been recorded as a debt discount to the loans.

In February 2009, the Company entered into a short term bridge loan for a sum of $50,000 subject to 12% interest.  This loan together with accrued interest was repaid on September 16, 2009 upon the closing of the Vintage Loan Facility.

At September 30, 2008, our cash and cash equivalents position approximated $255,000. Our working capital as of September 30, 2008 was approximately $901,000. Net cash used in operations for fiscal year 2008 amounted to approximately $4,746,000 as compared to approximately $2,786,000 for fiscal 2007.  The material increased activity within cash flows from operations was for inventory and accounts payable.  Net cash used in investing activities amounted to approximately $45,000 and 42,000 for fiscal years 2008 and 2007, respectively. Net cash provided by financing activities for Fiscal 2008 amounted to approximately $4,411,000 which resulted from the December 2007 issuance of the Series F Convertible Preferred Stock as compared to $2,394,000 for fiscal 2007 which resulted from the March 2007 issuance of the Series E Convertible Preferred Stock.

On December 6, 2007, we closed on a $4.7 million Series F Convertible Preferred Stock equity financing before financing related fees and expenses of approximately $300,000.  As part of this financing transaction, we issued 78,334 shares of Series F Convertible Preferred Stock at $60 a share, and we issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years.  The net proceeds were used for general working capital purposes, primarily manufacturing and marketing.

The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At September 30, 2009, the accrued dividends aggregated $933,248.  These dividends accrue at a rate of approximately $120,000 per quarter.

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $87,000 at September 30, 2009. During the year ended September 30, 2009, the Company used cash flows from operating activities of approximately $784,000 The Company’s working capital (deficiency) was approximately ($2,236,000), $901,000 and $1,153,000 as of September 30, 2009, 2008 and 2007 respectively.  The Company’s accumulated deficit was approximately $89,913,000, $86,531,000 and $80,823,000 as of September 30, 2009, 2008 and 2007 respectively.  In addition the Company has a stockholders’ deficit of approximately $2,470,000 at September 30, 2009. As of June 15, 2010, the Company has available cash of approximately $165,000 and has received advances under the Vintage Loan Facility of $2,874,000 in cash and $705,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Not required as we are a Smaller Reporting Company.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  On an on-going basis, management evaluates our estimates and assumptions, including but not limited to those related to stock-based compensation, the useful life of fixed assets, depreciation and amortization, goodwill impairment, warrants, income taxes, foreign currency and other contingencies. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

1.           Revenue recognition

Revenues from the MCM medical waste business are recognized at the time when the SteriMed units are shipped to the customer.  Occasionally, the Company may sell its product directly to equipment leasing companies.  The Company is not a lessor in these type of transactions since the leasing company has no right to return the equipment after the lease with a third party has ended, nor does the Company have any obligations to repurchase the equipment at the end of the lease. The leasing company is the end user as title and risk of ownership passes as products are shipped.  The Company is not a party to any leasing arrangements between the leasing company and its ultimate customer.  Revenues for royalty fees are recognized as earned.  The Company recognizes revenue for extended warranty contracts over the period that the extended warranty covers.  The length of these extended warranty contracts are anywhere from one to four years. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

2.           Goodwill and other intangibles

Under ASC 350, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  Accordingly, significant judgments are required to estimate the fair value of reporting units.  Management has estimated the fair value of our reporting unit by multiplying the shares outstanding by the market price of our common stock on the last day of each fiscal year.  The fair value is then compared to the carrying value of the reporting unit.  As of September 30, 2008 this test determined the carrying value, including goodwill exceeded its fair value and as such management recorded an impairment charge for the full amount ($285,010) of goodwill in Fiscal 2008. As of September 30, 2008 the intangible assets were fully amortized.

3.           Foreign currency

We follow the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the fiscal periods ending September 2009, 2008 and 2007.   A determination that our functional currency is the U.S. Dollar is based on the following facts:

1-	For product sales, payment is required in equivalent US prices on the date of payment.
2-
All cost of goods sold are denominated in US Dollar. All other expenses are generally local currency; however, payroll is administered to the extent possible on an equivalent US Dollar basis to allow for the moving of assets from one country to another.

3-	All financing is done by the parent company via sale of equity security in the US. There is no financing done in Israel.
4-	The foreign subsidiary is run as a country unit; however, the main management functions are performed by the U.S. management.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company does not expect ASC 805 to have a material impact on its consolidated financial position.

In December 2007, the FASB issued ASC 810, "Consolidations.”  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under ASC 810, non-controlling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to non-controlling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company does not expect ASC 810 to have a material impact on its consolidated financial position.

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill-Subsequent Measurement (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is currently evaluating the effects of implementing this new FSP.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“ASC 105”) which establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The amendments established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted this update during the three-month period ended September 30, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, the adoption of ASC 105 did not have any impact on its consolidated financial position, results of operations or cash flows.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASU No. 2010-09 (Topic 855): Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning October 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a Smaller Reporting Company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Caprius Inc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Caprius, Inc.

We have audited the accompanying consolidated balance sheets of Caprius, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and Subsidiaries as of September 30, 2009, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s working capital deficiency and substantial recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, New York
June 30, 2010

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	As of September 30,
	2009	2008	2007
Current Assets:
Cash	$87,174	$254,350	$634,657
Accounts receivable, net of allowance for doubtful accounts	30,725	856,374	833,033
Inventories	1,151,460	1,921,425	911,244
Other current assets	111,326	13,177	76,678
Total current assets	1,380,685	3,045,326	2,455,612

Property and Equipment:
Property and equipment, net of accumulated depreciation	$82,297	$112,138	$105,504

Other Assets:
Deferred financing cost, net	593,840	-	-
Goodwill	-	-	285,010
Intangible assets, net	-	-	22,083
Other	23,186	18,486	16,486
Total other assets	617,026	18,486	323,579
Total Assets	$2,080,008	$3,175,950	$2,884,695

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities:

Short Term Loans Payable, net of debt discount	$99,466	$-	$-
Notes payable	1,111,132	-	-
Accounts payable	965,301	1,436,130	741,681
Advances from customers	414,539	189,146	271,375
Accrued expenses	457,272	193,133	84,537
Accrued compensation	568,678	325,903	204,903
Total current liabilities	3,616,388	2,144,312	1,302,496

Long-term Liabilities		-	-
Dividends Payable	933,248	456,790	-

Total Liabilities	4,549,636	2,601,102	1,302,496

Stockholders’ (Deficiency) Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 144,321 shares at September 30,
2009, 172,933 at Septembe 30, 2008 and 194,933 at September 30, 2007	1,443	1,729	1,949
Series E, stated value $250, convertible, 9,100 shares at September 30,
2009, 9,200 at September 30, 2008 and 10,000 at September 30, 2007	91	92	100
Series F, stated value $60, convertible, 77,966 shares at September 30,
2009 and 78,334 at September 30, 2008	780	783	-
Common stock, $.01 par value
Authorized - 50,000,000 shares, issued 5,432,990 shares and
outstanding 5,431,865 shares at September 30, 2009, issued
4,778,027 shares and outstanding 4,776,902 shares at September 30, 2008, issued 3,850,787 shares and outstanding 3,849,662 shares at

September 30, 2007.	54,330	47,780	38,508
Additional paid-in capital	87,389,310	87,057,367	82,366,799
Accumulated deficit	(89,913,332)	(86,530,653)	(80,822,907)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)	(2,250)
Total stockholders’ (deficiency) equity	(2,469,628)	574,848	1,582,199
Total Liabilities and Stockholders' (Deficiency) Equity	$2,080,008	$3,175,950	$2,884,695

The accompanying notes are an integral part of these consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30, 2009	September 30, 2008	September 30, 2007

Revenues:
Product sales	$1,239,865	$2,864,229	$2,540,439
Royalty fees	-	-	123,965
Total revenues	1,239,865	2,864,229	2,664,404

Operating Expenses:
Cost of product sales	1,051,858	2,196,225	1,859,911
Research and development	83,918	288,380	263,992
Selling, general and administrative	2,990,388	5,425,524	4,316,493
Impairment of goodwill	-	285,010	-
Total operating expenses	4,126,164	8,195,139	6,440,396

Operating loss	(2,886,299)	(5,330,910)	(3,775,992)

Proceeds from settlemt of royalty agreement	-	-	500,000
Other income	70,443	91,988	33,374
Interest expense	(75,969)	(12,034)	(7,055)
	-
Net loss	(2,891,825)	(5,250,956)	(3,249,673)

Dividend - Convertible Preferred Stock	(476,458)	(456,790)	-
Deemed Dividend - Series D convertible preferred stock	-	(1,236,805)	-
Deemed Dividend - Series E convertible preferred stock	-	637,536	(2,346,938)
Deemed Dividend - Series F convertible preferred stock	-	(2,370,300)	-

Net loss attributable to common stockholders	$(3,368,283)	$(8,677,315)	$(5,596,611)

Net loss per basic and diluted common share	$(0.64)	$(1.96)	$(1.51)

Weighted average number of common shares outstanding,
basic and diluted	5,284,714	4,421,608	3,716,252

The accompanying notes are an integral part of these consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series B Convertible		Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
											Additional				Total
	Number		Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity (Deficiency)

Balance October 1, 2006	27,000	$270	241,933	$2,419	-	$-	-	$-	3,322,798	$33,228	$79,699,058	$(77,573,234)	1,125	$(2,250)	$2,159,491

Conversion of Series D Preferred Stock to
Common Shares			(47,000)	(470)					470,000	4,700	(4,230)				-

Issuance of Series E Preferred Stock, net					10,000	100					2,393,900				2,394,000

Deemed Dividend on Series E Preferred Stock											(2,346,938)				(2,346,938)
Deemed Dividend on Series E Preferred Stock											2,346,938				2,346,938

Conversion of Series B Preferred Stock to	(27,000)	$(270)							57,989	580	(310)				-
Common Shares															-

Adoption of ASC 718 - Stock-based compensation											44,262				44,262

Stock based Compensation											234,119				234,119

Net loss												(3,249,673)			(3,249,673)

Balance September 30, 2007	-	$-	194,933	$1,949	10,000	$100	-	$-	3,850,787	$38,508	$82,366,799	$(80,822,907)	1,125	$(2,250)	$1,582,199

Issuance of Series F Preferred Stock,net (See Note 4)							78,334	$783			3,606,698				3,607,481
Relative fair value of warrants associated with Series F											803,620				803,620

Deemed Dividend on Series F Preferred Stock											(2,370,300)				(2,370,300)
Deemed Dividend on Series F Preferred Stock											2,370,300				2,370,300

Deemed Dividend on Series D Preferred Stock											(1,236,805)				(1,236,805)
Deemed Dividend on Series D Preferred Stock											1,236,805				1,236,805

Deemed Dividend on Series E Preferred Stock											637,536				637,536
Deemed Dividend on Series E Preferred Stock											(637,536)				(637,536)

Conversion of Series D Preferred Stock to			(22,000)	(220)					427,240	4,272	(4,052)				-
common shares

Conversion of Series E Preferred Stock to					(800)	(8)			500,000	5,000	(4,992)				-
common shares

Dividend ($0.67 per Series D convertible preferred stock,												(456,790)			(456,790)
$13.50 per Series E convertible preferred stock and $3.24
per Series F convertible preferred stock)

Stock-based Compensation											289,294				289,294

Net loss												(5,250,956)			(5,250,956)

Balance September 30, 2008	-	$-	172,933	$1,729	9,200	$92	78,334	$783	4,778,027	$47,780	$87,057,367	$(86,530,653)	1,125	$(2,250)	$574,848

Conversion of Series D Preferred Stock to			(28,612)	(286)					555,663	5,557	(5,271)				-
common shares

Conversion of Series E Preferred Stock to					(100)	(1)			62,500	625	(624)				-
common shares

Conversion of Series F Preferred Stock to							(368)	(3)	36,800	368	(365)				-
common shares

Debt discount on short term notes payable											48,729				48,729

Dividend ($0.67 per Series D convertible preferred stock,												(476,458)			(476,458)
$13.50 per Series E convertible preferred stock and $3.24
per Series F convertible preferred stock)

Adjustment to MCM LTD Share issuance costs												(14,396)			(14,396)

Stock-based Compensation											289,474				289,474

Net loss												(2,891,825)			(2,891,825)

Balance September 30, 2009	-	$-	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$87,389,310	$(89,913,332)	1,125	(2,250)	$(2,469,628)

The accompanying notes are an integral part of these consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	September 30, 2009	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:

Net loss	$(2,891,825)	$(5,250,956)	$(3,249,673)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	29,841	58,560	119,431
Impairment of goodwill	-	285,010	-
Share issuance adjustment	(14,396)	-	-
Stock-based compensation	289,474	289,294	278,381
Provison for doubtful accounts	32,219	76,180	-
Amortization of debt discount	44,095	-	-
Changes in operating assets and liabilities:
Accounts receivable	793,430	(99,521)	(583,272)
Inventories	769,965	(1,010,181)	40,872
Other assets	(98,149)	63,501	(76,678)
Accounts payable	(470,829)	694,449	358,223
Advances from customers	225,393	(82,229)	271,375
Accrued expenses and compensation	506,914	229,596	55,369
Net cash used in operating activities	(783,868)	(4,746,297)	(2,785,972)

Cash Flows from Investing Activities:

Acquisition of property and equipment	-	(43,111)	(46,609)
Decrease/(Increase) in security deposit	(4,700)	(2,000)	4,284
Net cash used in investing activities	(4,700)	(45,111)	(42,325)

Cash Flows from Financing Activities:

Net proceeds from issuance of notes payable	517,292	-	-
Proceeds from short term loans	162,100	-	100,000
Repayment of short term loans	(58,000)	-	(100,000)
Net proceeds from issuance of Series E Preferred Stock	-	-	2,394,000
Net proceeds from issuance of Series F Preferred Stock	-	4,411,101	-

Net cash provided by financing activities	621,392	4,411,101	2,394,000

Net decrease in cash	(167,176)	(380,307)	(434,297)

Cash, beginning of year	254,350	634,657	1,068,954

Cash, end of year	$87,174	$254,350	$634,657

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$3,517	$-	$806
Cash paid for income taxes	$2,187	$6,515	$5,338

Non Cash-Flow Items:
Issuance of warrants attached with short term loans	$48,729	$-	$-
Conversion of 28,612 shares of Series D Preferred Stock to
common shares	$5,271	$-	$-
Conversion of 100 shares of Series E Preferred Stock to
common shares	$624	$-	$-
Conversion of 368 shares of Series F Preferred Stock to
common shares	$365	$-	$-
Conversion of 800 shares of Series E Preferred Stock to
common shares	$-	$4,992	$-
Conversion of 22,000 shares of Series D Preferred Stock to
common shares	$-	$4,052	$-
Conversion of 47,000 shares of Series D Preferred Stock to
common shares	$-	$-	$4,230
Conversion of Series B Preferred Stock to common shares	$-	$-	$310

The accompanying notes are an integral part of these consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1.    Organization and Nature of Business

Caprius, Inc. through its subsidiary M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfects Regulated Medical Waste,  collectively(“Caprius”, the “Company”) is engaged in the infectious medical waste disposal business  The SteriMed Systems are sold and leased in both the domestic and international markets.

The Company has business operations located in Israel.  Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Note 2 – Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $87,000 at September 30, 2009. During the year ended September 30, 2009, the Company used cash flows from operating activities of approximately $784,000 The Company’s working capital (deficiency) was approximately ($2,236,000), $901,000 and $1,153,000 as of September 30, 2009, 2008 and 2007 respectively.  The Company’s accumulated deficit was approximately $89,913,000, $86,531,000 and $80,823,000 as of September 30, 2009, 2008 and 2007 respectively.  In addition the Company has a stockholders’ deficit of approximately $2,470,000 at September 30, 2009. As of June 15, 2010, the Company has available cash of approximately $165,000 and has received advances under the Vintage Loan Facility of $2,874,000 in cash and $705,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition.  Revenues from the MCM medical waste business are recognized at the time when the SteriMed units are shipped to the customer.  Occasionally, the Company may sell its product directly to equipment leasing companies.  The Company is not a lessor in these type of transactions since the leasing company has no right to return the equipment after the lease with a third party has ended, nor does the Company have any obligations to repurchase the equipment at the end of the lease. The leasing company is the end user as title and risk of ownership passes as products are shipped.  The Company is not a party to any leasing arrangements between the leasing company and its ultimate customer.  Revenues for royalty fees are recognized as earned.  The Company recognizes revenue for extended warranty contracts over the period that the extended warranty covers.  The length of these extended warranty contracts are anywhere from one to four years. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Cash. The Company considers all highly liquid debt instruments when purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2009, 2008 and 2007, the Company has no instruments that would classify as a cash equivalent.

Accounts Receivable and Allowance for Doubtful Accounts. The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. Allowances for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009, 2008 and 2007, the Company’s allowance for doubtful accounts was not material.

Deferred Financing Costs.  Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized to interest expense over the term of the related debt using the interest rate method. Since the financing which gave rise to these costs was obtained on September 16, 2009, the amortization for the year ending September 30, 2009 was not material.

Foreign Currency Translation.  The  Company  follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the fiscal periods ending September 2009, 2008 and 2007. A determination that our functional currency is the U.S. Dollar is based on the following facts:

1-	For product sales, payment is required in equivalent US prices on the date of payment.
2-
All cost of goods sold are denominated in US Dollar. All other expenses are generally local currency; however, payroll is administered to the extent possible on an equivalent US Dollar basis to allow for the moving of assets from one country to another.

3-	All financing is done by the parent company via sale of equity security in the US. There is no financing done in Israel.
4-	The foreign subsidiary is run as a country unit; however, the main management functions are performed by the U.S. management.

Product Warranties. The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and labor for one year, thereafter extended warranties are available. These charges were immaterial in each of the years ended September 30, 2009, 2008 and 2007.  Deferred revenue for any extended warranties is recorded in the period that the warranty covers.  Revenue received for extended warranties and the warranty expense historically has not been material.

Inventories.  Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs.

Property and Equipment. Office furniture and equipment, and leasehold improvements are recorded at cost.  Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, whichever is shorter, if applicable.   Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized.  Furniture, fixtures and office equipment are depreciated over estimated useful lives ranging from 3 to 5 years, computer equipment from 3 to 5 years and leasehold improvements over the initial term of the lease or estimated useful life whichever is shorter.

Impairment of Long-Lived Assets. In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company and its subsidiaries review the carrying values of their long-lived assets (other than goodwill) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Goodwill and Other Intangibles. Goodwill results from the excess of cost over the fair value of net assets acquired related to the MCM business.  ASC 350 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized.  Goodwill shall be assigned to a reporting unit and annually tested for impairment.  Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of ASC 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.  The Company assesses whether an impairment loss should be recognized and measured by comparing the fair value of the “reporting unit” to the carrying value, including goodwill.  If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in ASC 350) to the carrying amount of the goodwill.  If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the year ended September 30, 2009, potential common shares amount to 32,992,634 shares, as compared to 29,504,260 for the year ended September 30, 2008 and 17,775,741 for the year ended September  30, 2007 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008	Year Ended September 30, 2007
Options	3,354,424	2,023,175	1,847,550
Warrants	13,351,314	10,539,226	6,307,905
Underlying Preferred Stock	16,286,896	16,941,859	9,620,286

Totals	32,992,634	29,504,260	17,775,741

Income Taxes.    Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted.  A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates and assumptions of the company are stock-based compensation, the useful life of fixed assets, depreciation and amortization, goodwill impairment, warrants, income taxes, foreign currency and other contingencies.

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, accounts payable accrued expenses, notes payable and short-term notes payable whose carrying value is net of unamortized debt discount are reasonable estimates of their fair values because of the short-term nature of those instruments. The fair value of the note issued under the Vintage Loan Facility approximates to its carrying value due to the close proximity of the closing date.

Research and Development Costs.  All research and development costs are charged to operations as incurred.  Research and development expenditures were approximately $84,000, $288,000 and $264,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.

Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  For the year ended September 30, 2009, two customers accounted for $792,470 of the consolidated total revenue, individually they accounted for approximately 54% (customer A) and 10% (customer B) respectively of the total revenue. There was no accounts receivable for these two major customers at September 30, 2009.  For the year ended September 30, 2008, two customers accounted for approximately 39% (customer A) and 20% (customer C) respectively of the consolidated total revenue.  Accounts receivable for these two major customers was $0 and $623,500, respectively at September 30, 2008. For the year ended September 30, 2007, two customers accounted for approximately 33% (customer A) and 15% (customer C) respectively of the consolidated total revenue.  Accounts receivable for these two major customers was $20,500 and $321,000 respectively at September 30, 2007.

The Company purchases a substantial amount of its inventory products from one principal supplier.  If in the future the supplier were to cease to supply these inventory products, management believes there are alternative vendors available to meet its needs.

The Company maintains cash accounts at financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed Federally insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Stock-Based Compensation.  The Company accounts for stock-based awards issued to employees in accordance with FASB guidance.  Such awards primarily consist of options to purchase shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model.  The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight line basis over the service period, which is normally the vesting period.

Reclassifications.  Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In December 2007, the FASB issued accounting standards under ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company expects ASC 805 to have a material impact on any future acquisitions.

In December 2007, the FASB issued accounting standards under ASC 810, "Consolidations.”  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under ASC 810, non-controlling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to non-controlling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company does not expect ASC 810 to have a material impact on its consolidated financial position.

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill-Subsequent Measurement (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is currently evaluating the effects of implementing this new FSP.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“ASC 105”) which establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The amendments established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted this update during the three-month period ended September 30, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, the adoption of ASC 105 did not have any impact on its consolidated financial position, results of operations or cash flows.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASU No. 2010-09 (Topic 855): Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial statements. The Company has evaluated subsequent events through the filing of its consolidated financial statements with the SEC.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning October 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Inventories

Inventories consist of the following as of September 30,

	2009	2008	2007
Raw materials	$1,032,988	$1,612,525	$858,244
Finished goods	118,472	308,900	53,000
	$1,151,460	$1,921,425	$911,244

Note 5. Property and Equipment

As of September 30,

	2009	2008	2007
Furniture, Fixtures and Equipment	$311,645	$311,645	$275,115
Leasehold Improvements	-	37,682	31,101
	311,645	349,327	306,216
Less: accumulated depreciation	229,348	237,189	200,712
	$82,297	$112,138	$105,504

The depreciation expense recorded was $29,841, $36,476 and $21,432 for the years ended September 30, 2009, 2008 and 2007 respectively.

Note 6. Goodwill and Intangible Assets

The Company has assessed the carrying value of goodwill as of September 30, 2008 and has determined that the carrying amount of the goodwill exceeded the implied fair value and as such an impairment charge for the full amount of goodwill in the amount of $285,010 has been recorded.

 Intangible assets consist of technology, customer relationships and permits, and are amortized on a straight-line basis over their estimated useful lives of three to five years. At September 30, 2009 and 2008, the intangible assets are fully amortized.

		Accumulated	Sept 30,2007	Sept 30,2008	Sept 30,2009
Asset Type	Cost	Amortization	Net Book Value	Net Book Value	Net Book Value
Technology	$550,000	$550,000	$-	$-	$-
Permits	290,000	290,000	12,083	-	-
Customer Relationships	200,000	200,000	10,000	-	-
	$1,040,000	$1,040,000	$22,083	$0	$0

Note 7 - Equity Financing

On December 6, 2007, the Company closed on a $4.7 million preferred stock equity financing before financing related fees and expenses of approximately $289,000.  As part of this financing transaction, the Company issued 78,334 shares of Series F convertible preferred stock at $60 a share.  Each share of the Series F preferred stock is convertible into 100 shares of common stock, subject to anti-dilution provisions, or an aggregate of 7,833,400 shares of common stock. Pursuant to the Preferred Stock Agreement, the Company also entered into a Registration Rights agreement whereas it is obligated to file a Registration Statement with the SEC registering the underlying securities of common stock. This Registration Statement has been filed and  has been declared effective. The Company also issued warrants to purchase an aggregate of 3,133,360 shares of common stock at an exercise price of $0.80 per share for a period of five years. The fair value of such warrants granted amounted to approximately $970,000 utilizing the Black-Scholes valuation model and a relative fair value of approximately $804,000. The Company has determined that the preferred stock was issued with an effective beneficial conversion feature of approximately $2,370,000 based upon the relative fair values of the preferred stock of approximately $3,896,000 and warrants of approximately $804,000 using the Black Scholes valuation model.  As such, this beneficial conversion feature is recorded as a deemed preferred stock dividend. The maximum amount of additional beneficial conversion feature that could be recognized in the future if the re-pricing adjustment clause indicated below is triggered is approximately $1,526,000. The Company has also issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.85 per share for a period of five years as part of the placement fee, to a placement agent and its designees. Using the Black Scholes valuation model the Company has determined that the fair value of these warrants is $0.29 per share which equates to a fair value of approximately $117,000.  The following assumptions were used in the calculation of the model: common stock based on a closing market price of $0.85 per share, exercise price of $0.80 per share, zero dividends, volatility of 59.15%, risk free interest rate of 3.35% and expected life of 2.5 years. The fair valuation of these warrants has been included in the Company’s additional paid-in-capital and has no impact on its statement of operations.

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

Pursuant to the March 2007 preferred stock placement, the Company issued 10,000 shares of Series E convertible preferred stock, whereby each share was convertible into 625 shares of common stock, subject to customary anti-dilution provisions, or an aggregate of 6,250,000 shares of common stock.  The Company also issued warrants to purchase an aggregate of 3,125,000 shares of common stock at an exercise price of $0.50 per share for a period of five years.  The liquidation and dividend rights of the holders of the Series E Preferred Stock rank pari passu with those of the holders of our Series D Preferred Stock and Series F Preferred Stock.  The warrants are for the purchase of 3,125,000 shares of common stock at an exercise price of $0.50 per share, exercisable for five years.  The anti-dilution rights of the holders of the Series E Preferred Stock and related warrants are similar to those of the holders of the Series F Preferred Stock and related warrants, respectively.

Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there were 194,933, was convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock. Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.  As of September 30, 2008 there are 172,933 shares of Series D preferred stock outstanding, which is convertible into 3,358,459 shares of common stock.  The relative fair value of the warrants issued in connection with the Series D convertible preferred stock was $446,134 and the initial beneficial conversion feature that was recognized upon the issuance of the Series D preferred stock was $1,317,061.  The remaining maximum amount of $1,236,805 was recognized as beneficial conversion feature, upon the issuance of the Series E preferred stock. Accordingly, while the issuance of the Series F preferred stock did trigger the anti-dilution provisions as indicated above, the Company did not record an additional beneficial conversion feature.

Pursuant to the anti-dilution provisions of the 2005 Series C Preferred Stock placement which was fully converted prior to Fiscal 2007,, the Company has issued an additional 1,620,998 Series A warrants and 330,722 Series B warrants.  The original exercise price at the time of the placement for the Series A warrants was $5.80 and for the Series B warrants was $2.90.  In accordance with these provisions, the exercise price of both the newly issued and originally issued warrants is now $1.25 and $0.93 for the Series A and Series B warrants respectively.  The adjustment of the conversion price was determined as per the following calculation: Adjusted conversion Price is equal to (A x B)+D divided by A+C, where “A” equals the number of shares of Common Stock outstanding, including additional shares of common stock deemed to be issued hereunder; “B” equals the Warrant Price in effect immediately preceding such issuance, “C” equals the number of Additional Shares of Common Stock issued or deemed issued hereunder as a result of the issuance and “D equals the aggregate consideration, if any received or deemed to be received by the Company. Upon any adjustment to the Warrant Price pursuant to the above, the number of warrant shares purchasable hereunder shall be adjusted by multiplying such number by a fraction, the numerator of which shall be the Warrant Price in effect immediately prior to such adjustment and the denominator of which shall be the warrant price in effect immediately thereafter.

The warrants associated with both the Series E and Series F Preferred Stock Placements contain the same anti-dilution provision of those associated with the Series C Preferred Stock Placement as indicated above.  To date there have been no adjustments to either the Series E or Series F placement warrants.

Note 8 – Deemed Dividend

In calculating the deemed dividend on the Series E Preferred stock and related warrants, during Fiscal 2007 the Company erroneously overstated the deemed dividend by approximately $638,000 in its  consolidated financial statements. The amount of beneficial conversion feature that was originally recognized was $2,346,938. The amount of beneficial conversion feature that should have been recognized was $1,709,402.  This error occurred since the Company recognized a beneficial conversion feature that was in excess of the gross proceeds allocated to the Series E convertible preferred stock. The Company has corrected this error prospectively in the consolidated financial statements for the year ended September 30, 2008.

Due to certain anti-dilution provisions, triggered by the issuance of the Series E Preferred Stock, the Company was also required to recalculate the deemed dividend on the outstanding Series D preferred stock.  This additional deemed dividend was erroneously understated by approximately $1,237,000 on the Company’s consolidated financial statements for the year ended September 30, 2007. The Company has corrected this error prospectively in the consolidated financial statements for the year ended September  30, 2008.

The net effect of these erroneous computations resulted in a net understatement of deemed dividend related to the preferred shares of approximately $599,000 or ($0.17 per common share).  As these accounting errors are not considered material on a qualitative basis the Company will not be restating the previously issued audited consolidated financial statements for the fiscal year ended September 30, 2007.

Note 9. Debt Financing

On September 16, 2009, the Company entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company maturing on December 16, 2010.

Under the Loan Facility which contains certain operational covenants, Vintage will advance to the Company up to an aggregate of $3.0 million.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum (subject to a default rate of 17% per annum).  Advances under the Loan Facility, including any subsequent fundings are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all of the Company’s assets.  As discussed in Note 2 the Company is in violation of certain covenants.

In connection with the Loan facility, the Company entered into an Investment Monitoring Agreement with Vintage providing for an Operating Committee initially composed of its Chief Executive Officer and Chief Financial Officer as well as two persons to be selected by Vintage.  The Operating Committee was established to review budgets, strategic planning, financial performance and similar matters and has the right to make recommendations to the Company’s Board of Directors.

As of September 30, 2009, under the Loan facility Vintage has advanced to the Company approximately $1.1 million, which the Company has used to satisfy certain liabilities as well as related fees and expenses associated with this agreement.  Warrants were issued in connection with this Loan facility on January 22, 2010 as more fully described in Note 19.

During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized $5,637 as of September 30, 2009.  The balance of this short-term loan as of September 30, 2009 net of debt discount is $20,366.

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of September 30, 2009 net of debt discount is $75,000.

 In February 2009, the Company entered into a short term bridge loan for a sum of $50,000 subject to 12% interest.  This short term loan together with accrued interest was repaid on September 16, 2009.

Note 10. Related Party Transactions

In February 2009, the Company received a short term loan for a sum of $12,100 from an officer of the Company.  This loan was partially repaid in two installments, with the balance due on the loan of $4,100 included in short term loans payable as of September 30, 2009.

Note 11. Share Based Compensation (also refer to Note 16)

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $289,474 for the fiscal year ended September 30, 2009, $289,294 for the year ended September 30, 2008 and $278,381 for the year ended September 30, 2007 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

 As of September 30, 2009 the fair value of the unvested stock options amounted to $271,289 which is expected to be recognized over a weighted average period of approximately 1.63 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumption:

	Year Ended Sept 30, 2009	Year Ended Sept 30, 2008	Year Ended Sept 30, 2007
Risk-Free Interest Rate	2.31% - 2.36%	2.73% - 3.35%	4.60% - 4.62%
Expected volatility	76% - 117%	59%	74% - 79%
Expected life (in years)	4	4	4 - 5
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of its historical data.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the various stock option plans during the fiscal year ended September 30, 2009, 2008 and 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Effective Weighted Average Exercise Price as of September 30, 2009
Outstanding at October 1, 2006	667,550	$2.08	$1.32
Granted	1,180,000	$0.61	$0.61
Forfeited/Expired	-	-	-
Outstanding at September 30, 2007	1,847,550	$0.86	$0.86
Granted	210,000	$0.61	$0.61
Forfeited / Expired	(34,375)	$0.80	$0.80
Outstanding at September 30, 2008	2,023,175	$0.84	$0.84
Granted	1,500,000	$0.15	$0.15
Forfeited / Expired	(168,751)	$0.65	$0.65

Outstanding at September 30, 2009	3,354,424	$0.54	$0.54
Exercisable at September 30, 2009	1,449,419	$0.91	$0.91

The effective weighted average exercise price results from the re-pricing of certain options in March 2007.

Note 12. Employee Benefits

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code.  Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one.  For the years ended September 30, 2009, 2008 and 2007, the Company has not adopted a matching option to the plan.

Note 13. Income Taxes

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following, as of September 30,

	2009	2008	2007
		(in thousands)
Provision(benefit) for Federal income taxes	$(983)	$(1,785)	$(976)
State and local income taxes, net of Federal Benefit	(162)	(263)	-
Foreign Subsidiary Tax holiday	66	293	145
Benefit for State Net Operating losses	-	(2,464)	-
Permanent Differences:
Principally write-off of Goodwill	-	123	-
Net Operating loss true up	-	(134)	-
Net Operating loss expiring	-	-	1,833
Net Operating loss adjustment - Section 382 limitation	-	13,024	-
Change in valuation allowance	1,079	(8,794)	(1,002)
Provision(benefit) for income taxes	$0	$0	$0

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008	2007
Deferred tax assets
Allowance for doubtful accounts	$13	$30	$-
Stock Compensation	364	248	-
Net Operating loss carryforward	5,870	4,890	13,962
Total deferred tax assets	6,247	5,168	13,962

Deferred tax liabilities	-	-	-
Valuation Allowance	(6,247)	(5,168)	(13,962)
Net	$0	$0	$0

The Company files income tax returns for Caprius, Inc. and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions, most notably New Jersey.  As of September 30, 2009, the tax returns for Caprius, Inc for the years 2006 through 2009 remain open to examination by the Internal Revenue Service and various state authorities.

Accounting for Uncertainty in Income Taxes

The Company has adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended September 30, 2009, 2008, and 2007 respectively.  As of September 30, 2009, 2008 and 2007, no liability for unrecognized tax benefits was required to be recorded.  The Company will record interest as interest expense and penalties in general and administrative expenses.

NOL Limitations

The Company’s utilization of NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

During 2008, the Company completed a Section 382 study and determined that approximately $32.6 million of its NOL carryforward would be subjected to such limitation.  After giving effect to such changes, the Company estimates that its NOLS available to offset future taxable income, if any, amount to approximately $14.7 million and $12.2 million at September 30, 2009 and 2008, respectively.

Valuation Allowance

A full valuation allowance is being maintained resulting in a net deferred tax asset of zero until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reduced accordingly.

Note 14.  Capital Stock

On October 14, 2008, a holder of Series D Preferred Stock converted 27,000 such shares into 524,340 shares of Common Stock and on September 30, 2009 an additional holder of Series D Preferred Stock converted 1,612 such shares into 31,323 shares of Common Stock.  On September 30, 2009, a holder of Series E Preferred Stock converted 100 such shares into 62,500 shares of Common Stock.  On September 30, 2009 a holder of Series F Preferred Stock converted 368 such shares into 36,800 shares of Common Stock.

On January 16, 2008, a holder of Series D Preferred Stock converted 22,000 such shares into 427,240 shares of Common Stock.  On March 17, 2008, a holder of Series E Preferred Stock converted 200 such shares into 125,000 shares of Common Stock.  On March 19, 2008 a holder of Series E Preferred Stock converted 600 such shares into 375,000 shares of Common Stock.

On August 18, 2007 as per the agreement entered into with General Electric Company (“GE”) when they purchased Series B Convertible Redeemable Preferred Stock.  These shares of Series B Preferred Stock were automatically converted into 57,989 shares of common stock pursuant to the agreement.

On December 4, 2006, a holder of Series D Preferred Stock converted 47,000 such shares into 470,000 shares of Common Stock.

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At September 30, 2009, and 2008 the accrued dividends aggregated $933,248 and 456,790.

Note 15.  Stock Warrants

On August 11, 2009, the Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of this loan is 90 days from issuance and as such the Company has amortized $5,637 as of September 30, 2009.

On June 5, 2009, the Company issued to a group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share. The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $38,458 as of September 30, 2009.

On June 6, 2008, the Company issued to an investor relations firm, warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. These warrants will vest immediately at any point during the initial six month period, when certain benchmarks are achieved.  If at the end of the initial six month period, said benchmarks are not achieved then these warrants will be cancelled. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.33 per share, exercise price of $0.50 per share, zero dividends, expected volatility of 77.17%, risk free interest rate of 3.20% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.185 per share which equates to a fair value of approximately $18,500.   On December 6, 2008 these warrants were cancelled as the benchmarks to trigger vesting were not achieved.  No compensation charge has been recorded since these warrants did not vest and were cancelled.

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

On March 1, 2007, the Company closed on a 2.5 million preferred stock equity financing transaction before financing fees and expenses of approximately $106,000.  In association with this financing the Company issued warrants to purchase an aggregate of 3,125,000 shares of common stock at an exercise price of $0.50 per share for a period of five years.  The fair value of such warrants granted amounted to approximately $1,145,000 utilizing the Black-Scholes Valuation Model.  The Company has also issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee, to a placement agent and its designees, and warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $0.60 per share for a period of five years as part of the placement fee to a financial advisor.  The aggregate value of such warrants amounted to approximately $61,000 utilizing the Black-Scholes Valuation Model.  All warrants associated with this transaction are for a period of five years, and expire in February 2012.

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

Pursuant to the terms contained within the anti-dilution provisions of the 2005 Series C Preferred Stock, the close of the Series F placement triggered these provisions and the Company subsequently issued an additional 518,439 Series A warrants and 79,522 Series B warrants.  Further, in accordance with these provisions, the exercise price of both the newly issued and previously issued warrants was modified to $1.25 and $0.93 for the Series A and Series B respectively. There was no accounting effect of this transaction to the financial statements.

Warrants issued are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share	Effective Weighted Average Exercise Price Per Share as of September 30, 2009

Balance October 1, 2006	1,659,146	$1.50-$5.60	$3.38	$1.68

Granted in 2007	4,661,259	$0.50-$1.66	$0.81	$0.70

Forfeited/Expired in 2007	(12,500)	$1.80	$1.80	$1.80

Balance, September 30, 2007	6,307,905	$0.50 - 5.60	$1.07	$0.96

Granted in 2008	4,231,321	$0.50–$1.25	$0.86	$0.86

Forfeited/Expired in 2008	0	$0	$0.00	$0.00

Balance, September 30, 2008	10,539,226	$0.50–$5.60	$0.92	$0.92

Granted in 2009	3,000,000	$0.10	$0.10	$0.10

Forfeited/Expired in 2009	(187,912)	$0.50 - $5.00	$2.83	$2.83

Balance, September 30, 2009	13,351,314	$0.10 – $5.60	$0.71	$0.71

The effective weighted average exercise price results from the re-pricing provision of certain of warrants.

Note 16.  Stock Option Plans

In May 2002, our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at the Company’s stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants.  Between October 1, 2006 and February 23, 2007, options were granted under the 2002 Plan for an aggregate of 1,180,000 shares, of which 1,036,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan.  On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of common stock reserved for issuance there under, subject to stockholder approval, and on February 23, 2007, the Board raised the number of shares to 2,500,000, subject to stockholder approval.  Stockholder approval was obtained as of February 26, 2007 by the written consent of the holders of more than a majority of outstanding voting shares, and notice thereof was given to the other stockholders. Under the 2002 Plan, options may be awarded to employees, directors and consultants.  These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On September 4, 2009, the Company’s Board of Directors granted options to five employees for the purchase of 100,000 shares each for an aggregate of 500,000 shares of its common stock. The options granted to the employees have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.05 per share.  The fair value of these options of $0.03 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.05 per share, exercise price of $0.05 per share, zero dividends, and expected volatility of 117.01%, risk free interest rate of 2.36% and expected life of 4 years.

During the three months ended March 31, 2009 a former employee forfeited 18,751 options.  During the three months ended December 31, 2008 a former employee forfeited 50,000 options.

On November 17, 2008, the Company’s Board of Directors granted options to one employee for the purchase of 1,000,000 shares of its common stock. Such options have a term of 10 years, vesting to the extent of 20% of the Option shares each year over a five year period, commencing one year from issuance and continuing for each of the following four years at an exercise price of $0.20 per share.  The fair value of these options of $0.06 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.13 per share, exercise price of $0.20 per share, zero dividends, expected volatility of 76%, risk free interest rate of 2.31% and expected life of 4 years.

On March 4, 2008, the Company’s Board of Directors granted options to two employees and one consultant for the purchase of 60,000, 20,000 and 40,000 shares of its common stock, respectively. The options granted to the employees have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.50 per share.  The fair value of these options of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.50 per share, exercise price of $0.50 per share, zero dividends, and expected volatility of 59%, risk free interest rate of 2.73% and expected life of 4 years. The options granted to the consultant have a term of 10 years, and are completely vested as of the date of issuance, at an exercise price of $0.50 per share.  The fair value of these options of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.50 per share, exercise price of $0.50 per share, zero dividends, and expected volatility of 59%, risk free interest rate of 2.73% and expected life of 4 years.

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

Effective October 1, 2006, the Company adopted the provisions under ASC 718 “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and records stock-based compensation expense as part of the statement of operations. As of September 30, 2009, there were 2,292,924 options outstanding under the 2002 plan, exercisable at prices from $0.05 to $4.00 per share   The Company recorded total stock-based compensation of $289,474 for the fiscal year ended September 30, 2009, $289,294 for the year ended September 30, 2008 and $278,381 for the year ended September 30, 2007, for options granted and vested. These amounts have been included in selling, general and administrative expense.  As of September 30, 2009 the fair value of the unvested stock options amounted to $260,944 which is expected to be recognized over a weighted average period of approximately 1.77 years.

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

Stock option transactions under the 2002 plan are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share	Effective Weighted Average Exercise Price Per Share as of September 30, 2009

Balance October 1, 2006	506,050	$2.20 -$4.00	$2.28	$1.29

Granted in 2007	1,180,000	$0.52 -$0.80	$0.61	$0.61

Balance, September 30, 2007	1,686,050	$0.52 - 4.00	$0.81	$0.81

Granted in 2008	210,000	$0.50- $0.75	$0.61	$0.61

Forfeited/Expired in 2008	(34,375)	$0.80	$0.80	$0.80

Balance, September 30, 2008	1,861,675	$0.50 -$4.00	$0.79	$0.79

Granted in 2009	500,000	$0.05	$0.05	$0.05

Forfeited/Expired in 2009	(68,751)	$0.50 -$0.75	$0.57	$0.57

Balance, September 30, 2009	2,292,924	$0.05 -$4.00	$0.63	$0.63

The effective weighted average exercise price results from the re-pricing of certain options in March 2007.

Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal year 2007, 2008 and 2009 are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2006	130,000	$0.70- 1.75	$0.94

Granted in 2007	-	-	-

Balance September 30, 2007	130,000	$0.70- $1.75	$0.94

Granted in 2008	-	-	-

Balance September 30, 2008	130,000	$0.70- $1.75	$0.94

Granted in 2009	1,000,000	$0.20	$0.20

Forfeited/Expired in 2009	(100,000)	$0.70	$0.70

Balance September 30, 2009	1,030,000	$0.20- $1.75	$0.25

Stock option transactions under the 1993 plan:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2006, September 30, 2007, September 30, 2008 and September 2009	31,500	$3.00 -$5.00	$3.48

The following  table summarizes information about stock options outstanding at September 30, 2009:

	Outstanding Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2009	Life (years)	Price	Value

$0.50 - $0.80	2,786,874	8.47	$0.36	0
1.10	458,000	6.33	1.10	0
1.75	30,000	1.83	1.75	0
3.00 – 5.00	79,550	1.96	3.24	0

$0.50 - $5.00	3,354,424	7.97	$0.54	0

	Exercisable Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2009	Life (years)	Price	Value

$0.50 - $0.80	919,975	7.32	$0.60	0
1.10	419,894	6.33	1.10	0
1.75	30,000	1.83	1.75	0
3.00 – 5.00	79,550	1.96	3.24	0

$0.50 - $5.00	1,449,419	6.63	$0.91	0
The intrinsic value is calculated as the difference between the market value of the Company’s common stock at September 30, 2009, which was $0.03 per share and the exercise price of the options.

Total stock options vested and exercisable at September 30, 2009	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share

Plan shares	1,419,419	$0.50- $5.00	$0.90
Non-plan shares	30,000	$1.75	$1.75
	1,449,419	$0.50 - $5.00	$0.91

Note 17.  Commitments and Contingencies

Operating leases

The Company leases administrative office space in Paramus, New Jersey and approximately 2,000 feet of warehouse space in Michigan.  The Company currently leases a facility on a month-to-month basis in Tel Yosef, Israel for storage of its inventory and parts prior to their dispatch to the contract assembly partner’s facility. These locations are leased on a month to month basis with a 60 day cancellation notification period by either party at an aggregate monthly rent of approximately $4,000.  Lease expense for all facility leases totaled approximately $128,000, $139,000 and $143,000 for the years ended September 30, 2009, 2008 and 2007, respectively and were recorded as part of selling, general and administrative expenses within the consolidated statement of operations. In July 2009, Venture Hackensack Holding, Inc, filed a complaint against Caprius Inc., in the Superior Court of New Jersey, Bergen County Law Division for non-payment of rent at the Company's previous location to the end of the lease term. The case is at the discovery stage. The potential exposure could be up to $250,000. We have accrued $64,000 (prior to offset of $16,000 security deposit) being the past due rent up until the date that we vacated the premises.

Legal proceedings

During Fiscal 2009, the Company settled the litigation which had been instituted by Andre Sassoon and Andre Sassoon International, Inc. (collectively, “Sassoon”) against Caprius, its subsidiary, MCM Environmental Technologies, Inc.(“MCM-US”) and George Aaron an executive officer by agreeing on a settlement of $180,000, of which a portion of this settlement was provided directly by the Company’s insurance carrier, and entering into mutual general releases and stipulations of discontinuance with prejudice. As part of the settlement, the Company received all previously outstanding common stock of MCM-US owned by third parties, which had been pledged to Sassoon under a previous shareholder agreement.  As a result, the Company now owns 100% of MCM-US.  Previous to this, our interest in MCM-US had been 96.66% for the years ended September 30, 2008 and 2007.

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed, this motion is currently pending. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing.

In July 2009, Venture Hackensack Holding, Inc (the “Plaintiffs”), filed a complaint against Caprius Inc., in the Superior Court of  New Jersey, Bergen County Law Division for non-payment of rent at the Company's previous location to the end of the lease term. The case is at the discovery stage. The potential exposure could be up to $250,000. We have accrued $64,000 (prior to offset of $16,000 security deposit) being the past due rent up until the date that we vacated the premises.

Manufacturing

The Company has business operations located in Israel.  Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Company is dependent on third-party suppliers for the components of the Company’s SteriMed and SteriMed Junior Systems and also for the Ster-Cid® disinfectant.  At present there are no supply contracts in place and the Company’s requirements are fulfilled against purchase orders.  There can be no assurances that the Company will have adequate supplies of materials.  Although the Company believes that the required components are readily available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components.

Regulatory

The medical waste management industry is subject to extensive U.S. EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated medical waste.  The use of the Ster-Cid® disinfectant in the SteriMed Systems is registered with the U.S. EPA under FIFRA; however, the SteriMed Systems are not subject to U.S. EPA registration.  The Companies business requires the Company to comply with these extensive laws and regulations and also to obtain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where the Company sells or leases the SteriMed Systems.

In markets outside the U.S., the Company’s ability to market the SteriMed Systems is governed by the regulations of the specific country.  In foreign countries, the Company primarily markets through distributors and it relies on them to obtain the necessary regulatory approvals to permit the SteriMed Systems to be marketed in that country.  The Company is therefore dependent on the distributors to process these applications where required.  In many of these countries, the company has no direct control or involvement in the approval process, and therefore it cannot estimate when its product will be available in that market.

Note 18.  – Geographic Information

The Company does not have reportable operating Segments as defined in the ASC 280 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2009, 2008 and 2007.

For the years ended September 30,	2009	2008	2007
Net Revenues:
Israel	$922,478	$1,646,512	$1,465,190
United States	317,387	1,217,717	1,199,214
Totals	$1,239,865	$2,864,229	$2,664,404

	September 30, 2009	September 30, 2008	September 30, 2007
Identifiable Assets:
Israel	$1,204,327	$1,896,405	$1,369,461
United States	875,681	1,279,545	1,515,234
Totals	$2,080,008	$3,175,950	$2,884,695

Note 19.  – Subsequent Events

On October 19, 2009 the Company, along with its insurance carrier paid the agreed upon settlement between the Company and Andre Sassoon as outlined above in Note 17 to the consolidated financial statements.

On November 30, 2009, the Office of the Chief Scientist (“OCS”) in Israel approved the request of the Company’s Israeli Subsidiary MCM Environmental Technologies LTD to transfer its technology rights to MCM Environmental Technologies Inc, the Company’s US subsidiary upon repayment to the OCS of approximately $240,000 representing the balance of an OCS grant.  The OCS grant had been to assist MCM Environmental Technologies LTD in the development of certain technology related to the Company’s SteriMed System.

On December 15, 2009, the Company increased its authorized shares of Common Stock to 250,000,000 shares from 50,000,000 shares, upon the filing of a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware.  The number of authorized shares of preferred stock was not changed.

On January 22, 2010, as a post-closing obligation under the September 2009 Loan Facility, the Company issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of its common stock, $.01 par value (“Common Stock”), on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon our present capitalization, the Vintage Warrant would be exercisable into 25,602,333 shares of Common Stock (this number of shares may change based upon the capitalization representing 40% of the Company’s common stock  at the time of exercise).  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement. Further, the Company granted Vintage certain preemptive rights and observer rights for meetings of the Companies Board of Directors pursuant to an Equity Rights Agreement. In order to accommodate the Common Shares underlying the Vintage Warrant, the Company amended its Certificate of Incorporation to increase the number of shares of authorized Common Stock to 250,000,000 shares.

As a condition to the Loan Facility, holders of more than a majority of the outstanding shares of each class of the Companies outstanding preferred stock waived the anti-dilution provisions covering the shares of preferred stock with respect to the issuance of the Vintage Warrant and the underlying shares of Common Stock, and holders of more than a majority of the Companies outstanding voting securities consented to approval of  an increase in the number of authorized shares of our Common Stock.

Caprius Inc

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	As of June 30, 2009	As of September 30, 2008
Current Assets:	(Unaudited)
Cash	$38,545	$254,350
Accounts receivable, net of allowance for doubtful accounts	29,466	856,374
Inventories	1,391,960	1,921,425
Other current assets	10,607	13,177
Total current assets	1,470,578	3,045,326

Property and Equipment:
Property and equipment, net of accumulated depreciation	$89,012	$112,138

Other Assets:
Other	23,186	18,486
Total other assets	23,186	18,486
Total Assets	$1,582,776	$3,175,950

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities:
Accounts payable	$1,007,332	1,436,130
Advances from customers	484,912	189,146
Accrued expenses	223,392	193,133
Accrued compensation	591,424	325,903
Short Term Loans	137,100	-
Total current liabilities	2,444,160	2,144,312

Long-term Liabilities		-
Dividends Payable	814,304	456,790

Total Liabilities	3,258,464	2,601,102

Stockholders’ (Deficiency) Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Issued and outstanding - Series D, stated value $12.40, convertible, 145,933 shares at June 30, 2009 and 172,933 shares at September 30, 2008	1,459	1,729
Issued and outstanding - Series E, stated value $250, convertible, 9,200 shares at June 30, 2009 and September 30, 2008	92	92
Issued and outstanding - Series F, stated value $60, convertible, 78,334 shares at June 30, 2009 and September 30, 2008	783	783
Common stock, $.01 par value
Authorized – 50,000,000 shares, issued 5,302,367 shares and outstanding 5,301,242 shares at June 30, 2009 and issued 4,778,027 shares and outstanding 4,776,902 shares at September 30, 2008	53,024	47,780
Additional paid-in capital	87,265,393	87,057,367
Accumulated deficit	(88,994,189)	(86,530,653)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ (deficiency) equity	(1,675,688)	574,848
Total Liabilities and Stockholders'(Deficiency) Equity	$1,582,776	$3,175,950

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Product sales	$423,580	$795,492	$1,063,476	$2,584,165
Total revenues	423,580	795,492	1,063,476	2,584,165

Operating Expenses:
Cost of product sales	268,705	557,108	694,067	1,917,225
Research and development	4,281	85,695	119,817	219,637
Selling, general and administrative, includes stock-based
compensation of $ 71,000 and $72,828 for the three
months ended June 30, 2009 and 2008 and
$212,999 and $218,295 for the nine months ended
June 30, 2009 and 2008	705,420	1,525,454	2,394,598	3,984,369
Total operating expenses	978,406	2,168,257	3,208,482	6,121,231

Operating loss	(554,826)	(1,372,765)	(2,145,006)	(3,537,066)

Other income	159	13,162	70,376	44,377
Interest expense	(6,152)	(1,041)	(16,995)	(6,852)
	-		-
Net loss	(560,819)	(1,360,644)	(2,091,625)	(3,499,541)

Dividend - Convertible Preferred Stock	(118,945)	(123,467)	(357,514)	(333,323)
Deemed Dividend - Series D convertible preferred stock	-	(1,236,805)	-	(1,236,805)
Deemed Dividend - Series E convertible preferred stock	-	637,536	-	637,536
Deemed Dividend - Series F convertible preferred stock	-	-	-	(2,370,300)

Net loss attributable to common stockholders	$(679,764)	$(2,083,380)	$(2,449,139)	$(6,802,433)

Net loss per basic and diluted common share	$(0.13)	$(0.44)	$(0.46)	$(1.58)

Weighted average number of common shares outstanding,
basic and diluted	5,301,242	4,776,902	5,276,273	4,302,313

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:

Net loss	$(2,091,625)	$(3,499,541)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	23,126	49,611
Share issuance adjustment	(14,396)	-
Stock-based compensation	212,999	218,295
Provison for doubtful accounts	32,219	76,180
Changes in operating assets and liabilities:
Accounts receivable	794,689	(120,926)
Inventories	529,465	(702,748)
Other assets	2,570	32,007
Accounts payable	(428,798)	486,239
Advances from customers	295,766	(253,096)
Accrued expenses and compensation	295,780	159,552
Net cash used in operating activities	(348,205)	(3,554,427)

Cash Flows from Investing Activities:

Acquisition of property and equipment	-	(43,111)
Decrease/(Increase) in security deposit	(4,700)	(2,000)
Net cash used in investing activities	(4,700)	(45,111)

Cash Flows from Financing Activities:

Proceeds from short term loans	137,100
Net proceeds from issuance of Series F Preferred Stock	-	4,411,101
Net cash provided by financing activities	137,100	4,411,101

Net increase (decrease) in cash	(215,805)	811,563

Cash, beginning of period	254,350	634,657

Cash, end of period	$38,545	$1,446,220

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$600	$5,475

Non Cash-Flow Items:
Conversion of 27,000 shares of Series D Preferred Stock to
common shares	$4,974	$-

Conversion of 800 shares of Series E Preferred Stock to
common shares	$-	$4,992

Conversion of 22,000 shares of Series D Preferred Stock to
common shares	$-	$4,052

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	As of March 31, 2009	As of September 30, 2008
Current Assets:	(Unaudited)
Cash	$6,207	$254,350
Accounts receivable, net	375,884	856,374
Inventories	1,573,026	1,921,425
Other current assets	42,262	13,177
Total current assets	1,997,379	3,045,326

Property and Equipment:
Property and equipment, net of accumulated depreciation	$96,083	$112,138

Other Assets:
Other	19,986	18,486
Total other assets	19,986	18,486
Total Assets	$2,113,448	$3,175,950

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities:
Accounts payable	$1,001,335	1,436,130
Advances from customers	733,749	189,146
Accrued expenses	203,851	193,133
Accrued compensation	483,979	325,903
Short term loans	62,100	-
Total current liabilities	2,485,014	2,144,312

Long-term Liabilities
Dividends Payable	695,359	456,790

Total Liabilities	3,180,373	2,601,102

Stockholders’ (Deficiency)Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Issued and outstanding - Series D, stated value $12.40, convertible, 145,933 shares at March 31, 2009 and 172,933 shares at September 30, 2008	1,459	1,729
Issued and outstanding - Series E, stated value $250, convertible, 9,200 shares at March 31, 2009 and September 30, 2008	92	92
Issued and outstanding - Series F, stated value $60, convertible, 78,334 shares at March 31, 2009 and September 30, 2008	783	783
Common stock, $.01 par value
Authorized – 50,000,000 shares, issued 5,302,367 shares and outstanding 5,301,242 shares at March 31, 2009 and issued 4,778,027 shares and outstanding 4,776,902 shares at September 30, 2008	53,024	47,780
Additional paid-in capital	87,194,393	87,057,367
Accumulated deficit	(88,314,426)	(86,530,653)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ (deficiency) equity	(1,066,925)	574,848
Total Liabilities and Stockholders' (Deficiency) Equity	$2,113,448	$3,175,950

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Revenues:
Product sales	$247,080	$1,095,017	$639,895	$1,788,673
Total revenues	247,080	1,095,017	639,895	1,788,673

Operating Expenses:
Cost of product sales	143,666	847,747	425,363	1,360,117
Research and development	6,384	64,741	115,537	133,942
Selling, general and administrative, includes stock-based
compensation of $ 71,000 and $77,479 for the three
months ended March 31, 2009 and 2008 and
$141,999 and $145,467 for the six months ended
March 31, 2009 and 2008	638,005	1,311,324	1,689,177	2,458,915
Total operating expenses	788,055	2,223,812	2,230,077	3,952,974

Operating loss	(540,975)	(1,128,795)	(1,590,182)	(2,164,301)

Other income	10,171	27,378	70,217	31,215

Interest expense	(6,712)	(5,228)	(10,843)	(5,811)
	-		-
Net loss	(537,516)	(1,106,645)	(1,530,808)	(2,138,897)

Dividend - Convertible Preferred Stock	(118,944)	(126,398)	(238,569)	(209,856)
Deemed Dividend - Series E convertible preferred stock		-	-
Deemed Dividend - Series F convertible preferred stock	-	-	-	(2,370,300)

Net loss attributable to common stockholders	$(656,460)	$(1,233,043)	$(1,769,377)	$(4,719,053)

Net loss per basic and diluted common share	$(0.12)	$(0.29)	$(0.34)	$(1.16)

Weighted average number of common shares outstanding, basic and diluted	5,301,242	4,285,349	5,263,789	4,066,315

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:

Net loss	$(1,530,808)	$(2,138,897)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	16,055	39,781
Stock-based compensation	141,999	145,467
Share issuance adjustment	(14,396)
Provision for doubtful accounts	21,054	-
Changes in operating assets and liabilities:
Accounts receivable	459,436	(14,116)
Inventories	348,399	(302,485)
Other assets	(29,085)	18,990
Accounts payable	(434,794)	65,226
Advances from customers	544,603	(271,375)
Accrued expenses and compensation	168,794	126,650
Net cash used in operating activities	(308,743)	(2,330,759)

Cash Flows from Investing Activities:

Acquisition of property and equipment		(31,533)
Decrease/(Increase) in security deposit	(1,500)	(2,000)
Net cash used in investing activities	(1,500)	(33,533)

Cash Flows from Financing Activities:

Proceeds from short term loan	62,100	-
Net proceeds from issuance of Series F Preferred Stock		4,411,101
Net cash provided by financing activities	62,100	4,411,101

Net increase in cash	(248,143)	2,046,809

Cash, beginning of period	254,350	634,657

Cash, end of period	$6,207	$2,681,466

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$600	$5,475

Non Cash-Flow Items:
Conversion of 27,000 shares of Series D Preferred Stock to
common shares	$4,974	$-
Conversion of 800 shares of Series E Preferred Stock to
common shares	$-	$4,992
Conversion of 22,000 shares of Series D Preferred Stock to
common shares	$-	$4,052

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	As of December 31, 2008	As of September 30, 2008
Current Assets:	(Unaudited)
Cash	$34,336	$254,350
Accounts receivable, net	429,805	856,374
Inventories	1,667,610	1,921,425
Other current assets	9,448	13,177
Total current assets	2,141,200	3,045,326

Property and Equipment:
Property and equipment, net of accumulated depreciation	$103,759	$112,138

Other Assets:
Other	19,986	18,486
Total other assets	19,986	18,486
Total Assets	$2,264,945	$3,175,950

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)EQUITY

Current Liabilities:
Accounts payable	$930,840	1,436,130
Customer deposits	689,056	189,146
Accrued expenses	194,877	193,133
Accrued compensation	355,221	325,903
Total current liabilities	2,169,994	2,144,312

Long-term Liabilities:
Dividends Payable	576,415	456,790

Total Liabilities	2,746,409	2,601,102

Stockholders’ (Deficiency) Equity:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series C, none,
Issued and outstanding - Series D, stated value $12.40, convertible, 145,933 shares at December 31, 2008 and 172,933 shares at September 30, 2008	1,459	1,729
Issued and outstanding - Series E, stated value $250, convertible, 9,200 shares at December 31, 2008 and September 30, 2008	92	92
Issued and outstanding - Series F, stated value $60, convertible, 78,334 shares at December 31, 2008 and September 30, 2008	783	783
Common stock, $.01 par value
Authorized – 50,000,000 shares, issued 5,302,367 shares and outstanding 5,301,242 shares at December 31, 2008 and issued 4,778,027 shares and outstanding 4,776,902 shares at September 30, 2008	53,024	47,780
Additional paid-in capital	87,123,393	87,057,367
Accumulated deficit	(87,657,965)	(86,530,653)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ (deficiency) equity	(481,464)	574,848
Total Liabilities and Stockholders' (Deficiency) Equity	$2,264,945	$3,175,950

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2008	December 31, 2007

Revenues:
Product sales	$392,815	$693,656
Total revenues	392,815	693,656

Operating Expenses:
Cost of product sales	281,696	512,370
Research and development	109,152	69,201
Selling, general and administrative (including stock-based
compensation of $ 70,999 and $67,988 for the three
months ended December 31, 2008 and 2007)	1,051,173	1,147,591
Total operating expenses	1,442,021	1,729,162

Operating loss	(1,049,206)	(1,035,506)

Other income	60,046	3,837
Interest expense	(4,132)	(583)

Net loss	(993,292)	(1,032,252)

Dividends - Convertible Preferred Stock	(119,625)	(83,458)
Deemed Dividend - Series F convertible preferred stock	-	(2,370,300)

Net loss attributable to common stockholders	$(1,112,917)	$(3,486,010)

Net loss per basic and diluted common share	$(0.21)	$(0.91)

Weighted average number of common shares outstanding,
basic and diluted	5,227,150	3,849,662

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:

Net loss	$(993,292)	$(1,032,252)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,379	30,342
Share issuance adjustment	(14,396)	-
Stock-based compensation	70,999	67,988
Provision for doubtful accounts	20,787	-
Changes in operating assets and liabilities:
Accounts receivable	405,782	(16,639)
Inventories	253,815	(438,422)
Other assets	3,729	64,678
Accounts payable	(505,289)	317,687
Advances from customers	499,910	(219,359)
Accrued expenses and compensation	31,062	34,861
Net cash used in operating activities	(218,514)	(1,191,116)

Cash Flows from Investing Activities:

Acquisition of property and equipment	-	(13,952)
Decrease/(Increase) in security deposit	(1,500)	-
Net cash used in investing activities	(1,500)	(13,952)

Cash Flows from Financing Activities:

Net proceeds from issuance of Series F Preferred Stock	-	4,411,101
Net cash provided by financing activities	-	4,411,101

Net increase (decrease) in cash	(220,014)	3,206,033

Cash, beginning of period	254,350	1,068,954

Cash, end of period	$34,336	$4,274,987

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$600	$-

Non Cash-Flow Items:
Conversion of 27,000 shares of Series D Preferred Stock to
common shares	$4,974	$-

CAPRIUS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Note 1.    Organization and Nature of Business

Caprius, Inc. through its subsidiary M.C.M. Environmental Technologies, Inc. (“MCM”) which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and disinfect Regulated Medical Waste, collectively(“Caprius”, the “Company”) is engaged in the infectious medical waste disposal business  The SteriMed Systems are sold and leased in both the domestic and international markets.

The Company has business operations located in Israel.  Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Note 2 – Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had available cash of approximately $38,500 at June 30, 2009. During the nine months ended June 30, 2009, the Company used cash flows from operating activities of approximately $348,200. The Company had available cash of approximately $6,000 at March 31, 2009.  During the six months ended March 31, 2009, the Company used cash flows from operating activities of approximately $308,700.  The Company had available cash of approximately $34,000 at December 31, 2008.  During the three months ended December 31, 2008, the Company used cash flows from operative activities of approximately $218,500. The Company had available cash of approximately $87,000 at September 30, 2009. During the year ended September 30, 2009, the Company used cash flows from operating activities of approximately $784,000 The Company’s working capital (deficiency) was approximately ($2,236,000), $901,000 and $1,153,000 as of September 30, 2009, 2008 and 2007 respectively.  The Company’s accumulated deficit was approximately $89,913,000, $86,531,000 and $80,823,000 as of September 30, 2009, 2008 and 2007 respectively. In addition the Company has a stockholders’ deficit of approximately $2,470,000 at September 30, 2009. As of June 15, 2010, the Company has available cash of approximately $165,000 and has received advances under the Vintage Loan Facility of $2,874,000 in cash and $705,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of June 30, 2009, March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period. The results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the years ended September 30, 2009, September 30, 2008 and September 30, 2007, included elsewhere in this filing. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended September 30, 2008, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  Potential common shares are summarized as follows:

	Nine Months Ended June 30, 2009	Six Months Ended March 31, 2009	Three Months Ended December 31, 2008
Options	2,954,424	2,954,424	2,973,175
Warrants	12,601,314	10,422,563	10,439,226
Underlying Preferred Stock	16,417,519	16,417,519	16,417,519

Totals	31,973,257	29,794,506	29,829,920

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Note 4.  Inventory

Inventories consist of the following, as of June 30, 2009, March 31, 2009 and December 31, 2008 respectively:

	As of June 30, 2009	As of March 31,2009	As of December 31, 2008
Raw materials	$1,165,260	$1,306,826	$1,386,510
Finished goods	226,700	266,200	281,100
	$1,391,960	$1,573,026	1,667,610

Note 5. Equity Financing

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

 Pursuant to the 2006 preferred stock placement, the Company issued 241,933 shares of Series D preferred stock, whereby each share was initially convertible into ten shares of common stock, subject to anti-dilution provisions.  By reason of these anti-dilution provisions, after the Series F preferred stock placement, each non-converted share of Series D preferred stock of which there are 194,933, is convertible into 19.42 shares of common stock or an aggregate of 3,785,699 shares of common stock. Accordingly, upon the conversion of the remaining 194,933 shares of Series D preferred stock, the Company will issue an additional 1,836,369 shares of common stock.  As of September 30, 2008 there are 172,933 shares of Series D preferred stock outstanding, which is convertible into 3,358,459 shares of common stock.  The relative fair value of the warrants issued in connection with the Series D convertible preferred stock was $446,134 and the initial beneficial conversion feature that was recognized upon the issuance of the Series D preferred stock was $1,317,061.  The remaining maximum amount of $1,236,805 was recognized as beneficial conversion feature, upon the issuance of the Series E preferred stock. Accordingly, while the issuance of the Series F preferred stock did trigger the anti-dilution provisions as indicated above, the Company did not record an additional beneficial conversion feature.

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

Note 6 Stock Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $71,000 for the three months ended June 30, 2009 and $212,999 for the nine months ended June 30, 2009. $71,000 for the three months ended March 31, 2009 and $141,999 for the six months ended March 31, 2009, and $70,999 for the three months ended December 31, 2008 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Transactions under the various stock option plans during the nine months ended June 30, 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2008	2,023,175	$0.84
Granted	1,000,000	$0.20
Forfeited / Expired	(50,000)	$0.50
Outstanding at December 31, 2008	2,973,175	$0.63
Granted	-	-
Forfeited / Expired	(18,751)	$0.75
Outstanding at March 31, 2009	2,954,424	$0.63
Granted	-	-
Forfeited / Expired	-	-
Outstanding at June 30, 2009	2,954,424	$0.63

Note 7.  Capital Stock

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

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At June 30, 2009, the accrued dividends aggregated $814,304. At March 31, 2009, the accrued dividends aggregated $695,359 and at December 31, 2008 the accrued dividends aggregated $576,415.

Note 8.  Stock Warrants

On June 5, 2009, the Company issued to a group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04. The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance.

Warrants issued are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2008	10,539,226	$0.50-$5.60	$0.92

Granted	-	-	-

Forfeited/Expired	(100,000)	$0.50	$0.50

Balance, December 31, 2008	10,439,226	$0.50 - 5.60	$0.92

Granted	-	-	-

Forfeited/Expired	(16,663)	$5.00	$5.00

Balance, March 31, 2009	10,422,563	$0.50 - 5.60	$0.91

Granted	2,250,000	$0.10	$0.10

Forfeited/Expired	(21,249)	$5.60	$5.60

Balance, June 30, 2009	12,651,314	$0.10 –$5.60	$0.76

Note 9.  Stock Option Plans

In May 2002, the Company’s Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified at our stockholder meeting of June 26, 2002. At September 30, 2006, 700,000 shares of common stock were reserved for issuance under the 2002 Plan, of which options for an aggregate of 506,050 shares were granted and outstanding, and 193,950 shares were available for future grants.  Between October 1, 2006 and February 23, 2007, options were granted under the 2002 Plan for an aggregate of 1,180,000 shares, of which 1,036,050 shares were granted subject to stockholder approval of an increase in the number of shares of common stock underlying the 2002 Plan.  On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of common stock reserved for issuance there under, subject to stockholder approval, and on February 23, 2007, the Board raised the number of shares to 2,500,000, subject to stockholder approval.  Stockholder approval was obtained as of February 26, 2007 by the written consent of the holders of more than a majority of outstanding voting shares, and notice thereof was given to the other stockholders. Under the 2002 Plan, options may be awarded to employees, directors and consultants.  These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

During the three months ended March 31, 2009 a former employee forfeited 18,751 options.  During the three months ended December 31, 2008 a former employee forfeited 50,000 options.

On November 17, 2008, the Company’s Board of Directors granted options to one employee for the purchase of 1,000,000 shares of its common stock. Such options have a term of 10 years, vesting to the extent of 20% of the Option shares each year over a five year period, commencing one year from issuance and continuing for each of the following four years at an exercise price of $0.20 per share.  The fair value of these options of $0.06 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: common stock based on a closing market price of $0.13 per share, exercise price of $0.20 per share, zero dividends, expected volatility of 76%, risk free interest rate of 2.31% and expected life of 4 years.

Stock option transactions under the 2002 plan are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2008	1,861,675	$0.50-$4.00	$0.79

Granted	1,000,000	$0.20	$0.20

Forfeited/Expired	(50,000)	$0.50	$0.50

Balance, December 31, 2008	2,811,675	$0.20-$4.00	$0.59

Forfeited/Expired	(18,751)	$0.75	$0.75

Balance, March 31, 2009	2,792,924	$0.20-$4.00	$0.58

Balance, June 30, 2009	2,792,924	$0.20-$4.00	$0.58

Stock option transactions not covered under the years 2002 and 1993 option plans are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2008, December 31, 2008, March 31, 2009 and June 30, 2009	130,000	$0.70- 1.75	$0.94

Stock option transactions under the 1993 plan:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2008, December 31, 2008, March 31, 2009 and June 30, 2009	31,500	$3.00 -5.00	$3.48

Note 10.  Commitments and Contingencies

Legal proceedings

During Fiscal 2009, the Company settled the litigation which had been instituted by Andre Sassoon and Andre Sassoon International, Inc. (collectively, “Sassoon”) against Caprius, its subsidiary, MCM Environmental Technologies, Inc.(“MCM-US”) and George Aaron, an executive officer by agreeing on a settlement of $180,000, of which a portion of this settlement was provided directly by the Company’s insurance carrier, and entering into mutual general releases and stipulations of discontinuance with prejudice.. As part of the settlement, the Company received all previously outstanding common stock of MCM-US owned by third parties, which had been pledged to Sassoon under a previous shareholder agreement.  As a result, the Company now owns 100% of MCM-US.

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed, this motion is currently pending. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing.

In July 2009, Venture Hackensack Holding, Inc (the “Plaintiffs”), filed a complaint against Caprius Inc., in the Superior Court of  New Jersey, Bergen County Law Division for non-payment of rent at the Company's previous location to the end of the lease term. The case is at the discovery stage. The potential exposure could be up to $250,000. We have accrued $64,000 (prior to offset of $16,000 security deposit) being the past due rent up until the date that we vacated the premises.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM9A(T).	CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in accordance with accounting principles generally accepting in the United States of America, and (2) maintain accountability for assets.  Access to assets is permitted only in accordance with management’s general or specific authorization.  In 2007, the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2009.  Based on that review and evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company previously disclosed that it had difficulty in evaluating, applying, and documenting complex accounting principles, and in preparing a complete report without major errors, within our accounting function and reported that a material weakness existed within its system of controls.

The Company’s significant deficiency involves a lack of segregation of duties within its internal control function. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general, administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(15(f)) under the Securities Exchange Act of 1934, as amended).  Our management including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009 the effectiveness of our internal control over financial reporting using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of September 30, 2009, were not effective in providing reasonable assurances regarding reliability of financial reporting, for the reasons set forth above in “Evaluation of Disclosure Controls and Procedures.”

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred since the year ended September 30, 2009, the nine months ended June 30, 2009, the six months ended March 31, 2009, the three months ended December 31, 2008 or the years ended September 30, 2008 or September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names of our directors and executive officers of the Company as of September 30, 2009.

Name	Age	Position

Dwight Morgan	50	Chairman, President and Chief Executive Officer

George Aaron	57	Executive Vice President – International Business Development and Director

Jonathan Joels	53	Chief Financial Officer, Treasurer, Secretary and Director

Kenneth C. Leung (1)(2)	65	Director

Roger W. Miller (1)	63	Director
____________________
(1)           Member of the Audit Committee
(2)           Member of the Compensation/Option Committee

The principal occupations and brief summary of the background and experience of each Director and executive officer is as follows:

Dwight Morgan.  Mr. Morgan has been Chairman of the Board since February 2007 and became President and CEO in November 2006. Mr. Morgan has served as our Chief Engineering Consultant from 2003 to March 2006.  From 1999 to 2003, he was a founder, President and Chief Operating Officer of POM Group, which commercialized a laser based metal fabricating technology known as direct metal deposition (DMD).  For 17 years prior to 1999, he served in various management positions at FANUC Robotics North America, with his last position being General Manager – Automation System Group.  Mr. Morgan began his career in 1982 as a systems engineer at General Motor Technical Center. Mr. Morgan received a BS in Mechanical Engineering from Cornell University, as a General Motors (GM) Scholar.

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

Kenneth C. Leung. Mr. Leung has been a Director since December 2006.  Since 1995, Mr. Leung has been a Managing Director of Sanders Morris Harris Group, recently renamed Madison Williams and Company, and is engaged in investment banking in environmental, and was the Chief Investment Officer of its Environmental Opportunity Funds.  From 1978 to 1994, Mr. Leung had served as a Managing Director at Smith Barney, and for more than ten years prior he served in different positions at other investment banking institutions.  He is also a Director of System One Technologies Inc.  Mr. Leung received an MBA in Finance from Columbia University and a BA in History from Fordham University.

Roger W. Miller. Mr. Miller has been a Director since February 2007.  Since 1992, Mr. Miller has been actively involved as a manager of personal portfolios of investments in private venture-stage companies and small public companies.  Mr. Miller had served as a director at some of these companies. He is also a financial consultant and expert witness in valuation cases, merger-related transactions and work-out and restructuring situations.  Prior to 1992, Mr. Miller held positions at Cambridge Capital where he was Co-Chairman of the private equity affiliate of Baker, Nye and held the position of General Partner and Managing Director at Salomon Brothers.  Mr. Miller holds degrees in both Law and Economics from Cambridge University and London University, respectively.

Effective December 4, 2007, Dr. Sol Triebwasser resigned his directorship with the Company.  He has become a Director Emeritus.  Dr. Triebwasser will continue his directorship on the board of our subsidiary, M.C.M. Environmental Technologies, Inc.

Mr. Aaron and Mr. Joels are brothers-in-law.

The Board of Directors met either in person or telephonically four times in the fiscal year ended September 30, 2008 and two times in the fiscal year ended September 30, 2009.  Each of the Directors attended at least 75% of the meetings.

The Board of Directors has standing Audit and Compensation/Option Committees.  We do not have a nominating committee.

The Audit Committee reviews with our independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls.  In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.  The Audit Committee met four times during the fiscal year ended September 30, 2008 and did not conduct any meetings in fiscal year ended September 30, 2009.  The Audit Committee has not designated an Audit Committee Financial Expert.

The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and administers our Stock Option Plans.  The Compensation/Option committee met two times during the fiscal years ended September 30, 2008 and September 30, 2009, respectively.

Compensation of Directors

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee thereof.  Non-employee Board members are entitled to an annual fee of $20,000 and 20,000 options under our 2002 Stock Option Plan, and may receive additional option grants at the discretion of the Board. During Fiscal 2008, we had three Non-employee Board members.  Each of these Board members was paid all of or a portion of the $20,000 annual fee based upon their time served on the Board in fiscal 2008.  The three Non-employee Board members were Sol Triebwasser, Ken Leung and Roger Miller, and they received $20,000 each, respectively. In addition during, fiscal 2008, Mr. Leung received additional compensation of $15,000 as chairman of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2009 and 2008, Kenneth C. Leung, was the only member of our Compensation/Option Committee.  Mr. Leung is not an executive officer or employee of the Company or its subsidiaries.

Compliance with Section 16 (a)

Based solely in our review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, we believe that, during the fiscal years ended September 30, 2008 and 2009, there was compliance with Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by us to (i) our Chief Executive Officer and (ii) our most highly compensated officers whose cash compensation exceeded $100,000 for services performed during each of the three years ended September 30, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Dwight Morgan Chairman, President & CEO	2009 2008 2007	250,000 250,000 221,154	-0- -0- 20,000	-0- -0- -0-	62,070 -0- 129,035	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	312,070 250,000 370,189
Jonathan Joels CFO	2009 2008 2007	220,000 220,000 220,000	-0- -0- -0-	-0- -0- -0-	-0- -0- 137,800	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	220,000 220,000 357,800
George Aaron Exec. VP – Int’l Business Development	2009 2008 2007	137,000 137,000 178,596	-0- 87,825 60,000	-0- -0- -0-	-0- -0- 137,800	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	137,000 224,825 376,396

On October 16, 2009, we entered into an Employment Agreement with Mr. Morgan for a term ending October 31, 2010 subject to one year renewals.  The Agreement includes in addition to the continuation of Mr. Morgan’s base salary, a provision for an annual bonus as determined by the Compensation Committee, severance provisions, and non-competition provisions. Mr. Joels and Mr. Aaron do not have Employment Agreements.

Mr. Morgan, Mr. Joels and Mr. Aaron have been paid annual base salaries of $250,000, $220,000, and $137,000 respectively and each receives a monthly car allowance in the amount of $1,000.  Messrs. Morgan, Joels and Aaron are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies.  Mr. Morgan’s annual compensation in the table above for Fiscal 2007 is pro-rated based on his start date of November 13, 2006.  In February 2007, upon becoming Executive Vice President – International Business Development, Mr. Aaron’s compensation was changed to an annual base salary of $137,000, plus incentives. Mr. Aaron’s annual compensation in the table above is based on his position of President & CEO prior to February 2007, and his position of Executive Vice President, after such date.  The incentive compensation that Mr. Aaron received for reaching certain sales milestones is reflected in the table above.  For Fiscal 2009, from the amounts shown in the above table, $107,753 for Mr. Morgan, $112,863 for Mr. Joels, and $86,087 for Mr. Aaron, were accrued for base salaries.

Upon commencement of his employment, in November 2006, Mr. Morgan also received a sign-on bonus of $20,000, and was granted an option for 350,000 shares of our common stock at an exercise price of $0.60 per share (the fair market value on the date of grant), with vesting after six months as to 1/8 of the options granted and the balance vesting at 1/48 per month (of the total granted) over the next 42 months under our 2002 Stock Option Plan. On November 17, 2008, Mr. Morgan was granted an option for 1,000,000 shares of our common stock at an exercise price of $0.20 share (the fair market value on the date of grant), with vesting to the extent of twenty (20%) percent of the Option shares each year over a five year period  commencing on November 17, 2009 .

On January 25, 2007, Messrs. Joels and Aaron were granted options of 350,000 shares of our common stock at an exercise price of $0.60 per share (the fair market value on the date of grant) with vesting after six months as to 1/8 of the options granted and the balance vesting at 1/48 per month (of the total granted) over the next 42 months under our 2002 Stock Option Plan.

We have determined the fair value of these options using the Black Scholes Option pricing model.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.  As of September 30, 2009, under our 401(k) plan there was no matching contribution by the Company.

Listed below is information with respect to options for the above-named executive officers as of September 30, 2009

Individual Grants
(a)	(b)	(c)	(d)	(e)

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh)	Expiration Date

Dwight Morgan	1,000,000	66.7%	$0.20	11/16/2018

Jonathan Joels	-	-	-	-

George Aaron	-	-	-	-

Fiscal Year End Option Value
Name	Number of Securities Underlying Unexercised Options at Sept. 30, 2009 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Sept. 30, 2009 Exercisable ($)

Dwight Morgan	284,647/1,105,353	$-0-

Jonathan Joels	359,655/110,345	$-0-

George Aaron	359,655/110,345	$-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table and footnotes sets forth, as of March 31, 2010, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

Name of Beneficial Owner*	Position with Company	Amount and Nature of Beneficial Ownership (1) of Common Stock	Percentage of Securities**

Vintage	Holder of over five percent	25,602,333(2)	82.5%
Austin W. Marxe and David M. Greenhouse 527 Madison Ave. NY, NY 10002	Holder of over five percent	10,988,180 (3)	74.7%
Great Point Partners 165 Mason Street, 3rd Floor Greenwich, CT 0683	Holder of over five percent	6,594,000 (4)	54.8%
Dolphin Offshore Partners LP 120 East 17th Street New York, NY 10003	Holder of over five percent	4,775,000 (5)	46.8%
Bonanza Master Fund Ltd. 300 Crescent Ct Ste. 250 Dallas, TX 75201	Holder of over five percent	1,715,737(6)	24.0%
Vision Opportunity Master Fund Ltd. 20 West 55th Street New York, NY 10019	Holder of over five percent	561,250 (7)	9.99%
Dwight Morgan	Chairman of the Board; Chief Executive Officer; President	346,320 (8)	6.0%
George Aaron	Director, Executive Vice President –Int’l Business Development	653,132 (9)	11.2%
Jonathan Joels	Director; Chief Financial Officer; Vice President; Treasurer; Secretary	647,929 (10)	11.1%
Kenneth C. Leung	Director	17,086 (11)	**
Roger W. Miller	Director	52,978 (12)	**
All executive officers and Directors as a group (5 persons)		1,717,445 (13)	25.8%
*	Address of all holders except those listed with a specific address above is 10 Forest Ave, Suite 220, Paramus, New Jersey 07652.
**	Less than one percent (1%)

(1)
Includes voting and investment power, except where otherwise noted.  The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of March 31, 2010, pursuant to stock options, warrants and convertible securities, but without calculating the number of shares of common stock other beneficial owners then have the right to acquire.

(2)	Consists of 25,602,333 shares underlying warrants presently exercisable. There is no voting power associated with these securities until such time as they are exercised.

(3)
Consists of (A)(i)1,297,162 shares direct, (ii)2,213,718 shares underlying warrants presently exercisable, (iii) 1,174,611 shares underlying Series D Convertible Preferred Stock, (iv) 2,343,750 shares underlying Series E Convertible Preferred Stock and (v) 1,375,000 shares underlying Series F Convertible Preferred Stock held by Special Situations Private Equity Fund, L.P., and (B)(i) 404,597 shares direct, (ii) 678,780 shares underlying warrants presently exercisable, (iii) 360,212 shares underlying Series D Convertible Preferred Stock,(iv) 718,750 shares underlying Series E Convertible Preferred Stock and (v) 421,600 shares underlying Series F Convertible Preferred Stock held by Special Situations Fund III, QP, L.P., MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. and the general partner of and investment adviser to the Special Situations Fund III, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P. and the Special Situations Private Equity Fund, L.P.  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(4)
Consists of (i) 4,710,000 shares underlying Series F Convertible Preferred stock and (ii) 1,884,000 shares underlying warrants presently exercisable terminating on December 5, 2012.  Jeffrey Jay has investment power and voting power of these securities.

(5)
Consists of (i) 2,250,000 shares underlying Series E Convertible Preferred Stock, (ii) 1,000,000 shares underlying Series F Convertible Preferred Stock and (iii) 1,525,000 shares underlying warrants presently exercisable terminating on February 29, 2012 and December 5, 2012. Peter Salas has investment power and voting power of these securities,

(6)
Consists of (i) 1,267,973 shares underlying Series D Convertible Preferred Stock and (ii) 447,764 shares underlying warrants presently exercisable terminating on February 16, 2011.  Bernay Box has investment power and voting power of these securities.

(7)
Includes (i) 375,000 shares direct, (ii) 186,250 shares underlying Series E Convertible Preferred Stock. Excludes (i) 188,750 shares underlying Series E Convertible Preferred Stock and (ii) 375,000 shares underlying warrants. Pursuant to a Letter Agreement, dated February 27, 2007, between us and Vision Opportunity Master Fund, Ltd. (“Vision”), Vision covenanted not to convert its Series E Convertible Preferred Stock or exercise its warrants if such conversion or exercise would cause its beneficial ownership to exceed 9.99%, which provision Vision may waive, upon not less than 61 days prior notice to us, as reported in its Schedule 13G filed on March 12, 2007.  Adam Berkowitz has investment power and voting power of these securities.

(8)	Includes 346,320 shares underlying options presently exercisable and excludes 1,043,680 shares underlying options which are currently not exercisable.

(9)
Includes (i) 353 shares in retirement accounts, (ii) 5 shares jointly owned with his wife and (iii) 421,320 shares underlying options presently exercisable, and excludes 43,680 shares underlying options which are currently not exercisable.

(10)
Includes (i) 48,000 shares as trustee for his children, (ii) 421,320 shares underlying options presently exercisable, (iii) 17,241 shares in a retirement account, and excludes 43,680 shares underlying options which are currently not exercisable.

(11)	Includes 17,086 shares underlying options presently exercisable and excludes 2,914 shares underlying options which are currently not exercisable.

(12)	Includes 16,254 shares underlying options presently exercisable and excludes 3,746 shares underlying options which are currently not exercisable.

(13)	Includes 1,222,300 shares underlying options presently exercisable, and excludes 1,043,680 shares underlying options which are currently not exercisable.

Stock Option Plan

In May 2002, our Board of Directors adopted the 2002 Stock Option Plan (“2002 Plan”) which was ratified by stockholders in June 2002 for 700,000 shares of Common Stock.  On December 1, 2006, the Board of Directors voted to amend the 2002 Plan by increasing to 1,500,000 the total number of shares of Common Stock reserved for issuance there under, subject to stockholder approval, and on February 23, 2007, the Board further raised the number of shares to 2,500,000, subject to stockholder approval.  Stockholder approval was obtained as of February 2007.. Under the 2002 Plan, options may be awarded to employees, directors and consultants.  These options may be qualified or not qualified pursuant to the regulations of the Internal Revenue Code.

On September 4, 2009, the Board of Directors granted options to five employees for the purchase of 100,000 shares each, or an aggregate of 500,000 shares of Common Stock. These options have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.05 per share.  The fair value of these options of $0.03 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: Common Stock based on a closing market price of $0.05 per share, exercise price of $0.05 per share, zero dividends, and expected volatility of 117.01%, risk free interest rate of 2.36% and expected life of 4 years.

On November 17, 2008, the Compensation Committee granted Mr. Morgan an option for 1,000,000 shares of Common Stock at an exercise price of $0.20 share (the fair market value on the date of grant), with vesting to the extent of twenty (20%) percent of the Option shares each year over a five year period  commencing on November 17, 2009 .

During the three months ended March 31, 2009 a former employee forfeited 18,751 options.  During the three months ended December 31, 2008 a former employee forfeited 50,000 options.

On March 4, 2008, the  Board of Directors granted options to two employees and one consultant for the purchase of 60,000, 20,000 and 40,000 shares of common stock. The options granted to the employees have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.50 per share.  The fair value of these options of $0.24 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: Common Stock based on a closing market price of $0.50 per share, exercise price of $0.50 per share, zero dividends, and expected volatility of 59%, risk free interest rate of 2.73% and expected life of 4 years.

On December 4, 2007, the Board of Directors granted options to three employees for the purchase of 50,000, 20,000 and 20,000 shares of Common Stock. These options have a term of 10 years, vesting after six months as to one-eighth of the options granted, and the balance vesting in equal monthly installments over the next forty-two months at an exercise price of $0.75 per share.  The fair value of these options of $0.32 was estimated as of the issue date using a Black-Scholes pricing model with the following assumptions: Common Stock based on a closing market price of $0.70 per share, exercise price of $0.75 per share, zero dividends, expected volatility of 59%, risk free interest rate of 3.35% and expected life of 4 years.  During the three months ended December 31, 2007 a former employee forfeited 34,375 options.

Effective October 1, 2006, we adopted the provision of ASC 718 “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and records stock-based compensation expense as part of the statement of operations. As of September 30, 2009, there were 2,292,924 options outstanding under the 2002 plan, exercisable at prices from $0.05 to $4.00 per share. We recorded total stock-based compensation of $279,128 for the fiscal year ended September 30, 2009, $289,294 for the year ended September 30, 2008 and $278,381 for the year ended September 30, 2007, for options granted and vested. These amounts have been included in selling, general and administrative expense.  As of September 30, 2009 the fair value of the unvested stock options amounted to $271,289 which is expected to be recognized over a weighted average period of approximately 2.28 years.

During 1993, we adopted the 1993 employee stock option plan and a stock option plan for non-employee directors (the “1993 Plan”).  The 1993 Plan provides for the granting of options to purchase not more than 60,000 shares of Common Stock, which options issued may be tax incentive or nonqualified options.  The exercise price for any incentive options cannot be less than the fair market value of the stock on the date of the grant, while the exercise price for nonqualified options will be determined by the option committee.  The 1993 Plan terminated in 2003, but options previously granted thereunder remain in effect for the balance of their terms.  As of September 30, 2009, there remain options for 31,500 shares outstanding under the 1993 Plan at exercise prices arranging from $3.00 to $5.00 which terminate in Fiscal 2010.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Fiscal 2009 and 2008, there were no reportable transactions by us with any of our officers, directors, principal stockholders or affiliates, except as indicated in Note 10 to the consolidated financial statements.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

	September 30,
	2009	2008	2007
AUDIT FEES	$100,000	$223,334	$137,208
TAX FEES	-0-	-0-	-0-
AUDIT RELATED FEES	-0-	-0-	-0-
TOTAL FEES	$100,000	$223,334	$137,208

The Audit Fees as stated above represent professional services rendered in regards to our Forms 10-K and10-KSB, Forms 10-Q and 10-QSB filings, and Form S-1 Registration Statements.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All references to Registrant’s Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. :  000-11914

3.1
Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3 filed with Registrant’s Registration Statement on Form S-2, and amendments thereto, declared effective August 18, 1993 (File No. 033-40201) (“Registrant’s Form S-2”)).

3.2	Amendment to Certificate of Incorporation of Registrant filed November 5, 1993 (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4, filed October 9, 1997 (File No. 333-37481)).

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

3.10
Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed on December 6, 2007 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K,  filed  December 10, 2007 (the “December 2007 Form 8-K).

3.11
Certificate of Amendment to Certificate of Incorporation filed December 15, 2009 Amended and Restated (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed January 28, 2010 (the “January 2010 Form 8-K”)).

3.12	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Form S-4)

4.1	Form of 2006 Series A Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.1 to Registrant’s February 2006 Form 8-K).

4.2	Form of 2006 Series B Warrant (granted February 17, 2006) incorporated by reference to Exhibit 4.2 to Registrant’s February 2006 Form 8-K).

4.3	Placement Agent Warrant, dated February 17, 2006 (incorporated by reference to Exhibit 4.3 to Registrant’s February 2006 Form 8-K).

4.4	Placement Agent Warrants, dated February 17, 2006 (incorporated by reference to Exhibit 4.1 to Registrant’s March 2006 Form 8-K/A-1).

4.5	Form of Warrant issued to the Investors in the March 2007 placement (incorporated by reference to Exhibit 4.1 to Registrant’s March 2007 Form 8-K).

4.6	Placement Warrant Agreement, dated as of March 1, 2007, for 70,000 shares of Common Stock (incorporated by reference to Exhibit 4.2 to Registrant’s March 2007 Form 8-K).

4.7	Warrant Agreement, dated as of March 1, 2007, for 112,500 shares of Common Stock (incorporated by reference to Exhibit 4.3 to Registrant’s March 2007 Form 8-K).

4.8	Form of Warrant issued to the Investors in the December 2007 placement (incorporated by reference to Exhibit 4.1 of the Registrant’s December 2007 Form 8-K).

4.9	Placement Agent Warrant Agreement dated December 6, 2007 (incorporated by reference to Exhibit 4.2 of the Registrant’s December 2007 Form 8-K).

4.10	Warrant Purchase Agreement, dated as of January 22, 2010, between Caprius and Vintage Capital Group, LLC (“Vintage”) (incorporated by reference to Exhibit 4.1 to Registrant’s January 2010 Form 8-K).

4.11	Warrant, dated January 22, 2010, issued by Caprius to Vintage (incorporated by reference to Exhibit 4.2 to Registrant’s January 2010 Form 8-K).

4.12	Registration Rights Agreement, dated as of January 22, 2010, between Caprius and Vintage (incorporated by reference to Exhibit 4.3 to Registrant’s January 2010 Form 8-K).

4.13	Equity Rights Agreement, dated as of January 22, 2010, between Caprius and Vintage (incorporated by reference to Exhibit 4.4 to Registrant’s January 2010 Form 8-K).

10.1
Stock Purchase Agreement, dated December 17, 2002, among Registrant, M.C.M. Technologies, Ltd. and M.C.M. Environmental Technologies, Inc.(incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K for an event of December 17, 2002 (the “December 2002 Form 8-K”)).

10.2
License and Manufacturing Agreement between M.C.M. Environmental Technologies Inc. and CID Lines, dated November 26, 2002 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registrant’s September 2004 Form SB-2, filed November 5, 2004 (File No. 333-118869) (“November 2004 Form SB-2/A-1”)).

10.3.1
Purchase Agreement for the sale of 45,000 shares of Series C Mandatory Convertible Preferred Stock and Series A and Series B warrants (incorporated by reference to Exhibit 10.1 to Registrant’s February 2005 Form 8-K).

10.3.2	Amendment and Conversion Agreement, dated February 15, 2005, by and among the Registrant and note holders (incorporated by reference to Exhibit 10.3 to Registrant’s February 2005 Form 8-K).

10.4	Purchase Agreement for sale of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Registrant’s February 2006 Form 8-K).

10.5.1	Form of Letter Agreement, dated October 30, 2006, between the Registrtant and Dwight Morgan (incorporated by reference to Registrant’s November 2006 Form 8-K).

10.5.2	Employment Agreement, dated as of October 16, 2009, between the Registrant and Dwight Morgan (incorporated by reference to Exhibit 10.8 to Registrant’s January 2010 Form 8-K).

10.6	Purchase Agreement for sale of Series E Preferred Stock dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s March 2007 Form 8-K).

10.7	Letter Agreement, dated February 27, 2007, between the Registrant and Vision Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s March 2007 Form 8-K).

10.8	Purchase Agreement (without schedules) dated December 6, 2007, by and among Registrant and the Investors thereto (incorporated by reference to Exhibit 10.1 to Registrant’s December 2007 Form 8-K).

10.9.1
Securities Purchase and Sale Agreement, dated as of September 16, 2009, by and among the Registrant, M.C.M. Environmental Technologies, Inc. (“MCM-US”), M.C.M. Environmental Technologies Ltd. (“MCM-Israel”) and Vintage (without schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s January 2010 Form 8-K).

10.9.2
Senior Secured Promissory Note, dated as of September 16, 2009, by and among the Registrant, MCM-US, MCM-Israel and Vintage (incorporated by reference to Exhibit 10.2 to Registrant’s January 2010 Form 8-K).

10.9.3
Security Agreement, dated as of September 16, 2009, by and among the Registrant, MCM-US, MCM-Israel and Vintage (with Annexes) (incorporated by reference to Exhibit 10.3 to Registrant’s January 2010 Form 8-K).

10.9.4
Pledge Agreement, dated as of September 16, 2009, by and among the Registrant, MCM-US, MCM-Israel and Vintage (with Schedules) (incorporated by reference to Exhibit 10.4 to Registrant’s January 2010 Form 8-K).

10.9.5
‘391 Patent Security Agreement, dated as of September 16, 2009, by and among the Registrant, MCM-US, MCM-Israel and Vintage (incorporated by reference to Exhibit 10.5 to Registrant’s January 2010 Form 8-K).

10.9.6
‘654Patent Security Agreement, dated as of December 16, 2009, by and among the Registrant, MCM-US, MCM-Israel and Vintage (incorporated by reference to Exhibit 10.6 to Registrant’s January 2010 Form 8-K).

10.9.7	Investment Monitoring Agreement, dated as of September 16, 2009, by and between the Registrant and Vintage (incorporated by reference to Exhibit 10.7 to Registrant’s January 2010 Form 8-K).

10.10
Release and Settlement Agreement, dated as of June 22, 2009, between and among Andre Sassoon,  Andre Sassoon International, Inc., the Registrant, MCM-US and George Aaron (incorporated by reference to Exhibit 10.1 to Registrant’s January 2010 Form 8-K).

10.11.1*	Form of Unsecured Promissory Note, dated as of June 5, 2009 and August 11, 2009, by and among the Registrant and Noteholders.

10.11.2*	Form of Warrant, dated as of June 5, 2009 and August 11, 2009 issued by Registrant to Noteholder of Unsecured Promissory Notes dated June 5, 2009 and August 11, 2009.

21*	List of Company’s subsidiaries

23.1*	Independent Registered Public Accounting Firm’s Consent

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 - Certification

32.2*	Section 1350 - Certification

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2010.

CAPRIUS, INC.

By:	/s/ Jonathan Joels
Jonathan Joels, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dwight Morgan	Chairman, President & CEO	June 29, 2010
Dwight Morgan

/s/Jonathan Joels	Director, CFO and Treasurer	June 29, 2010
Jonathan Joels

/s/George Aaron	Director	June 29, 2010
George Aaron

/s/Kenneth C. Leung	Director	June 29, 2010
Kenneth C. Leung

/s/Roger Miller	Director	June 29, 2010
Roger W. Miller