Form 10-Q
period 2009-12-31
CAPRIUS INC
filed 2010-07-27
CIK 722567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 000-11914

CAPRIUS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2457487 (I.R.S. Employer Identification No.)

10 Forest Avenue, Suite 220 Paramus, NJ (Address of principal executive offices)	07652 (Zip Code)

Registrant’s telephone number: (201) 342-0900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No ☒

As of July 26, 2010, there were 5,431,865 shares of the issuer’s common stock outstanding.

CAPRIUS, INC.

Table of Contents
Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009	2

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Deficiency for the three months ended December 31, 2009 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2009 and 2008 (unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 6.	Exhibits	20

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009	September 30, 2009
	(Unaudited)
Current Assets:
Cash	$124,274	$87,174
Accounts receivable, net	52,258	30,725
Inventories	1,032,457	1,151,460
Other current assets	51,425	111,326
Total current assets	1,260,414	1,380,685

Property and Equipment:
Property and equipment, net	76,890	82,297

Other Assets:
Deferred financing costs, net	513,499	593,840
Other	23,186	23,186
Total other assets	536,685	617,026
Total Assets	$1,873,989	$2,080,008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Short term loans payable, net of debt discount	$100,000	$99,466
Notes payable	2,118,285	1,111,132
Accounts payable	904,567	965,301
Advances from customers	154,887	414,539
Accrued expenses	362,476	457,272
Accrued compensation	505,763	568,678
Total current liabilities	4,145,978	3,616,388

Long-term Liabilities:
Derivative liabiliites	9,057	-
Dividends payable	1,051,287	933,248
Total long-term liabilities	1,060,344	933,248

Total Liabilities	5,206,322	4,549,636

Stockholders’ Deficiency:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 144,321 shares at December 31, 2009
and September 30, 2009	1,443	1,443
Series E, stated value $250, convertible, 9,100 shares at December 31, 2009
and September 30, 2009	91	91
Series F, stated value $60, convertible, 77,966 shares at December 31, 2009
and September 30, 2009	780	780
Common stock, $.01 par value
Authorized - 250,000,000 shares, issued 5,432,990 shares and outstanding 5,431,865 shares at December 31, 2009 and September
30, 2009	54,330	54,330
Additional paid-in capital	85,221,494	87,389,310
Accumulated deficit	(88,608,221)	(89,913,332)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ deficiency	(3,332,333)	(2,469,628)
Total Liabilities and Stockholders' Deficiency	$1,873,989	$2,080,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2009	December 31, 2008

Revenues:
Product sales	$695,564	$392,815
Total revenues	695,564	392,815

Operating Expenses:
Cost of product sales	575,634	281,696
Research and development	14,778	109,152
Selling, general and administrative (including stock-based
compensation of $72,739 and $71,736 for the three
months ended December 31, 2009 and 2008)	855,908	1,051,173
Total operating expenses	1,446,320	1,442,021

Operating loss	(750,756)	(1,049,206)

Other income	10,525	60,046
Interest expense	(68,117)	(4,132)
Gain on derivative change in fair value of derivative liabilities	4,649	-

Net loss	(803,698)	(993,292)

Dividends - Convertible Preferred Stock	(118,040)	(119,625)

Net loss attributable to common stockholders	$(921,738)	$(1,112,917)

Net loss per basic and diluted common share	$(0.17)	$(0.21)

Weighted average number of common shares outstanding,
basic and diluted	5,431,865	5,227,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity (Deficiency)

Balance October 1, 2009	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$87,389,310	$(89,913,332)	1,125	$(2,250)	$(2,469,628)

Dividend ($0.17 per Series D convertible preferred stock, $3.37 per Series E convertible preferred stock and $0.81 per Series F convertible preferred stock)										(118,040)			$(118,040)

Stock-based Compensation									72,739				$72,739

Cumulative effect of change in accounting principle Ocotber 1, 2009, Adoption of ASC 815, reclassification of equity-linked financial instruments to derivative liabiliites									(2,240,555)	2,226,849			$(13,706)

Net loss										(803,698)			$(803,698)

Balance December 31, 2009	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$85,221,494	$(88,608,221)	1,125	$(2,250)	$(3,332,333)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:

Net loss	$(803,698)	$(993,292)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	6,564	8,379
Share issuance adjustment	-	(14,396)
Stock-based compensation	72,739	70,999
Amortization of debt discount	534	-
Amortization of deferred finance costs	118,768
Gain on derivative change in fair value of derivative liabilities	(4,649)
Provision for doubtful accounts	-	20,787
Changes in operating assets and liabilities:
Accounts receivable	(21,533)	405,782
Inventories	119,003	253,815
Other assets	59,901	3,729
Accounts payable	(60,734)	(505,289)
Advances from customers	(259,652)	499,910
Accrued expenses and compensation	(157,712)	31,062
Net cash used in operating activities	(930,469)	(218,514)

Cash Flows from Investing Activities:

Acquisition of property	(1,157)	-
Increase in security deposit	-	(1,500)
Net cash used in investing activities	(1,157)	(1,500)

Cash Flows from Financing Activities:

Net proceeds from issuance of notes payable	968,726	-
Net cash provided by financing activities	968,726	-

Net increase (decrease) in cash	37,100	(220,014)

Cash, beginning of period	87,174	254,350

Cash, end of period	$124,274	$34,336

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$-	$600

Non Cash-Flow Items:

Conversion of 27,000 shares of Series D Preferred Stock to
common shares	$-	$4,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Nature of Business

Caprius, Inc. through its wholly-owned subsidiary M.C.M. Environmental Technologies, Inc. (“MCM”), is engaged in the infectious medical waste disposal business.  MCM  which developed, markets and sells the SteriMed and SteriMed Junior compact systems  (together, the “SteriMed Systems”) that simultaneously shred and chemically disinfect regulated medical waste (“RMW”), utilizing its proprietary, EPA registered, bio-degradable chemical known as Ster-Cid.  The SteriMed Systems are sold in both the domestic and international markets

The Company has business operations located in Israel.  Although the region is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Note 2.   Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $124,000 at December 31, 2009. During the three months ended December 31, 2009, the Company used cash flows from operating activities of approximately $930,000. The Company’s working capital deficiency was approximately $2,886,000 as of December 31, 2009.  The Company’s accumulated deficit was approximately $88,608,000 as of December 31, 2009.  In addition the Company has a stockholders’ deficiency of approximately $3,332,000 at December 31, 2009. As of July 15, 2010, the Company has available cash of approximately $70,000 and has received advances under the Vintage Loan Facility of $2,874,000 in cash and $705,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund the Company’s current and future cash requirements, the Company is dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, the Company is permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, the Company is endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

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

  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.   Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of December 31, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended September 30, 2009, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Foreign Currency Translation. The  Company  follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the periods ending December 31, 2009 and 2008. A determination that our functional currency is the U.S. Dollar is based on the following facts:

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

Inventories.  Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs. Inventory consists of raw materials and work in process of $990,477 and finished goods of $41,980.

Basic and Diluted as Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the period ended December 31, 2009, potential common shares amount to 32,968,634 shares, as compared to 29,829,920 for the period ended December 31, 2008 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Options	3,330,424	2,973,175
Warrants	13,351,314	10,439,226
Underlying Preferred Stock	16,286,896	16,417,519

Totals	32,968,634	29,829,920

Derivative Financial Instruments.    The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates and assumptions of the company are stock-based compensation, the useful life of fixed assets, depreciation and amortization, warrants, foreign currency and other contingencies.

Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash  and trade accounts receivable.

Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  For the three months ended December 31, 2009, two customers accounted for $661,631 of the consolidated total revenue, individually they accounted for approximately 64% (customer A) and 31% (customer B) respectively of the consolidated total revenue. There was no accounts receivable for these two major customers at December 31, 2009.  For the three months ended December 31, 2008, three customers accounted for approximately 47% (customer A), 15% (customer C) and 13% (customer D) respectively of the consolidated total revenue.  There was no accounts receivable for these three major customers at December 31, 2008.

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

Recent Accounting Pronouncements.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on October 1, 2009 and have included additional disclosures in the accompanying condensed consolidated financial statements.

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.  The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Note 4.   Debt Financing

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

As of December 31, 2009, under the Loan facility Vintage has advanced to the Company approximately $2.1 million, which the Company has used to satisfy certain liabilities as well as related fees and expenses associated with this agreement.  Warrants were issued in connection with this Loan facility on January 22, 2010 as more fully described in Note 12.

 During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $10,271 as of December 31, 2009.  The balance of this short-term loan as of December 31, 2009 net of debt discount is $25,000.  These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company had amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of December 31, 2009 net of debt discount is $75,000. These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

Note 5.   Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for those warrants issued to investors in 2005 and 2007 for its Series C, E and F Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (the Series C, E and F warrants each have provisions that adjust either the exercise price and/or quantity of the warrants in the event of a subsequent offer of equity at a lower effective price than the then applicable exercise price of the warrants).  As a result, the instruments need to be accounted for as derivative liabilities.  In accordance with ASC 815, these warrants have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

The fair value of the warrants was measured using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2009	October 1, 2009	Date of Issuance
2005 Series C Warrants:
Risk-free rate	2.69%	2.32%	3.875%
Annual rate of dividends	0	0	0
Volatility	108.34%	95.89%	27.01%
Weighted Average life (years)	0.17	0.42	5

2007 Series E Warrants:			Date of Issuance
Risk-free rate	2.69%	2.32%	4.50%
Annual rate of dividends	0	0	0
Volatility	108.34%	95.89%	78.25%
Weighted Average life (years)	2.25	2.5	5

2007 Series F Warrants:			Date of Issuance
Risk-free rate	2.69%	2.32%	3.35%
Annual rate of dividends	0	0	0
Volatility	108.34%	95.89%	59.15%
Weighted Average life (years)	3.00	3.25	5

Fair Value	$9,057	$13,706	$2,240,555

The derivative liability amounts reflect the fair value of each derivative instrument as of the October 1, 2009 date of implementation.

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the warrants was based      on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in accumulated deficit by $2,226,849. The difference of $13,706 was recorded as derivative liability. At December 31, 2009, derivative liability associated with the warrants were revalued, the $4,649 decrease in the derivative liability at December 31, 2009 is included as gain on derivative change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2009.

Note 6.   Share Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $72,739 for the three months ended December 31, 2009 as compared to $71,736 for the three months ended December 31, 2008 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. During the three months ended December 31, 2009, the Company did not issue any stock options.

As of December 31, 2009 the fair value of the unvested stock options amounted to $188,205 which is expected to be recognized over a weighted average period of approximately 1.87 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumption:

Three months ended December 31, 2008
Risk-Free Interest Rate	2.31%
Expected volatility	76%
Expected life (in years)	4
Expected dividend yield	0%

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

Transactions under the various stock option plans during the three months ended December 31, 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2009	3,354,424	$0.54
Granted	-	-
Expired	(24,000)	$3.00

Outstanding at December 31, 2009	3,330,424	$0.52
Exercisable at December 31, 2009	1,778,329	$0.78

The intrinsic value was $0 for both options outstanding and exercisable. The intrinsic value is calculated as the difference between the market value of the Company’s common stock at December 31, 2009, which was $0.02 per share and the exercise price of the options

Note 7.   Stock Warrants

During the three months ended December 31, 2009 the Company did not grant any warrants.

Warrants outstanding and exercisable totaled 13,351,314 with a weighted average exercise price of $0.71 (ranging between $0.10 and $5.60) as of December 31, 2009 and September 30, 2009.  The weighted average remaining contractual life as of December 31, 2009 was 2.19 years.

Note 8.   Fair Value Measurement

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$9,057	$-	$-	$9,057

        The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended December 31,
	2009	2008

Fair value, beginning of period	$13,706	$-
Net unrealized gain on change in fair value of derivative liabilities	(4,649)	-
Fair value, end of period	$9,057	$-

Note 9.   Capital Stock

On December 15, 2009, the Company increased its authorized shares of Common Stock to 250,000,000 shares from 50,000,000 shares, upon the filing of a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware.  The number of authorized shares of preferred stock was not changed

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At December 31, 2009, and September 30, 2009 the accrued dividends aggregated $1,051,287 and $933,248.

Note 10.  Commitments and Contingencies

Operating leases

The Company leases administrative office space in Paramus, New Jersey and approximately 2,000 feet of warehouse space in Michigan.  The Company currently leases a facility on a month-to-month basis in Tel Yosef, Israel for storage of its inventory and parts prior to their dispatch to the contract assembly partner’s facility. These locations are leased on a month to month basis with a 60 day cancellation notification period by either party at an aggregate monthly rent of approximately $4,000.  These lease expenses are recorded as part of selling, general and administrative expenses within the consolidated statement of operations.

Legal proceedings

During Fiscal 2009, the Company settled the litigation which had been instituted by Andre Sassoon and Andre Sassoon International, Inc. (collectively, “Sassoon”) against Caprius, its subsidiary, MCM Environmental Technologies, Inc.(“MCM-US”) and George Aaron an executive officer by agreeing on a settlement of $180,000, of which a portion of this settlement was provided directly by the Company’s insurance carrier, and entering into mutual general releases and stipulations of discontinuance with prejudice.  On October 19, 2009 the Company, along with its insurance carrier paid the agreed upon settlement between the Company and Andre Sassoon. As part of the settlement, the Company received all previously outstanding common stock of MCM-US owned by third parties, which had been pledged to Sassoon under a previous shareholder agreement.  As a result, the Company now owns 100% of MCM-US.  Previous to this, our interest in MCM-US had been 96.66%.

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed, this motion is currently pending. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing. On July 16, 2010, the Plaintiffs filed an opposition motion against the Company’s motion for summary judgment.

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

Note 11.  Geographic Information

The Company does not have reportable operating Segments as defined in the ASC 280 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the three months ended December 31, 2009 and 2008.

For the three months ended December 31,	2009	2008
Net Revenues:
Israel	$676,712	$283,700
United States	18,852	109,115
Totals	$695,564	$392,815

	December 31, 2009	September 30, 2009
Identifiable Assets:
Israel	$1,043,819	$1,204,327
United States	830,170	875,681
Totals	$1,873,989	$2,080,008

Note 12.  Subsequent Events

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

On June 30, 2010, an agreement was reached between the Company and Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P.(“SSFPE”) and Special Situations Fund III, L.P. (“SSFIII” and together with SSFQP and SSFPE, sometimes collectively, the “SSF Funds”), regarding the sale or other disposition by the SSF Funds of all of their equity interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock, together with warrants to purchase an aggregate of 8,863,200 shares of the Company’s Common Stock to the Company, and the Company hereby purchases the Securities from the SSF Funds for an aggregate purchase price of $10,000.

The repurchase of these securities from the SSF Funds, reduced the Company’s capitalization which reduced the number of shares exercisable on the Vintage Warrant as outlined above.  On June 30, 2010 the number of shares exercisable on the Vintage Warrant was reduced from 25,602,333 to 17,918,386.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended September 30, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward Looking Statements

We are including the following cautionary statements in this Quarterly Report of Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, ability to raise additional capital for marketing and manufacturing, delays in the manufacture of  new and existing products by us or third party contractors, ability to attract and retain customers, challenges to our intellectual property, the loss of any key employees, the outcome of existing litigations and any future claims, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and the location and the financial viability of the manufacturer in Israel.  You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to make any revisions to the forward looking statements or reflect events or circumstances after the date of this Quarterly Report Form 10-Q.

Overview

The Company through its wholly-owned subsidiary M.C.M. Environmental Technologies, Inc. is engaged in the infectious medical waste disposal business.  MCM  which developed, markets and sells the SteriMed and SteriMed Junior compact systems  (together, the “SteriMed Systems”) that simultaneously shred and chemically disinfect regulated medical waste (“RMW”), utilizing its proprietary, EPA registered, bio-degradable chemical known as Ster-Cid.  The SteriMed Systems are sold in both the domestic and international markets

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues generated from MCM product sales totaled $695,564 for the three months ended December 31, 2009 as compared to $392,815 for the three months ended December 31, 2008.  This increase is a result of the Company’s ability to manufacture and deliver units that were previously on backorder. In the quarter the Company was able to satisfy substantially all of the units on backorder from the previous fiscal year.

Cost of product sales amounted to $575,634 or 83% of total related revenues for the three months period ended December 31, 2009 versus $281,696 or 72% of total related revenues for the three month period ended December 31, 2008. The increased percentage costs is due to the absorption of the accelerated payment to the Office of the Chief Scientist in Israel, during the three months ended December 31, 2009.  Previously, this repayment had been made on a royalty basis, based upon a percentage of sales for the period. With the repayment in full having been made to the Office of the Chief Scientist, the Company will no longer be liable for royalty payments in future periods.

Research and development expense decreased to $14,778 for the three month period ended December 31, 2009 versus $109,152 for the three month period ended December 31, 2008. This decrease is due primarily from the reduction of customer specific requirements and the available funds for such projects within the Company during the three months ended December 31, 2009.  Given the Company’s current level of operations, we do not anticipate any significant research and development expense in the current fiscal year unless a specific customer requirement is received that will fund the expense.

Selling, general and administrative expenses totaled $855,907 for the three months ended December 31, 2009 versus $1,051,173 for the three months ended December 31, 2008.  This decrease is principally due to the cessation of various marketing activities, closure of facilities and premises, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $10,525 for the three months ended December 31, 2009 as compared to $60,046 for the three months ended December 31, 2008.  The majority of other income in the three months ended December 31, 2008 resulted from an insurance claim, which was not present in the three months ended December 31, 2009.

Interest expense totaled ($68,117) for the three months ended December 31, 2009 versus ($4,132) for the three months ended December 31, 2008.  This variance was due to interest accrued on short term loans and notes payable, which were not present in the three months ended December 31, 2008.

Gain on change in fair value of derivative liabilities totaled $4,667 for the three months ended December 31, 2009 versus $0 for the three months ended December 31, 2008.  This gain resulted from the adoption of ASC 815 during Fiscal 2010 and subsequent revaluation of derivative liabilities.

The net loss amounted to $803,680 and $993,292 for the three month periods ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At December 31, 2009, our cash position approximated $124,000. Our working capital deficiency as of December 31, 2009 was approximately $2,886,000. Net cash used in operations for the three months ended December 31, 2009 amounted to approximately $930,000 as compared to approximately $ 218,500 for the three months ended December 31, 2008. The net cash used in operations increased during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 as the Company was able to clear a portion of its sales backlog and pay suppliers as a result of the Vintage Loan Facility.  Net cash used in investing activities amounted to approximately $1,200 and approximately $1,500 for the three months ended December 31, 2009 and 2008 respectively. Net cash provided by financing activities for the three months ended December 31, 2009 amounted to approximately $970,000 which resulted from the issuance of the Secured Notes Payable as compared to $0 for the three months ended December 31, 2008.

As of December 31, 2009, accounts receivable, net of allowance for doubtful accounts totaled $52,258 and was 3% of total assets.  The normal collection period is between 45 and 90 days. At December 31, 2008, accounts receivable, net of allowance for doubtful accounts totaled $429,805 and was 19% of total assets.  Due to our past history with collections, we are reasonably confident that all of the remaining receivables are collectible.

In September 2009, we entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries.  As of December 31, 2009, under the Loan facility, Vintage advanced approximately $2.1 million, which we used to pay off certain liabilities as well as related fees and expenses associated with the Securities Purchase and Sale Agreement.

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

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $124,000 at December 31, 2009. During the three months ended December 31, 2009, the Company used cash flows from operating activities of approximately $930,000. The Company’s working capital deficiency was approximately $2,886,000 as of December 31, 2009.  The Company’s accumulated deficit was approximately $88,608,000 as of December 31, 2009.  In addition the Company has a stockholders’ deficiency of approximately $3,332,000 at December 31, 2009. As of July 15, 2010, the Company has available cash of approximately $70,000 and has received advances under the Vintage Loan Facility of $2,874,000 in cash and $705,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

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

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.           Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 5 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on October 1, 2009 and have included additional disclosures in our condensed consolidated financial statements.

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.  The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Not required as we are a Smaller Reporting Company.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2009.  Based on that evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during the three months ended December 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.   Exhibits.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caprius, Inc.
(Registrant)

Date: July 26, 2010	/s/Dwight Morgan
Dwight Morgan
President & Chief Executive Officer

Date: July 26, 2010	/s/Jonathan Joels
Jonathan Joels
Chief Financial Officer