Form 10-Q
period 2010-03-31
CAPRIUS INC
filed 2010-08-10
CIK 722567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of July 30, 2010, there were 5,431,865 shares of the issuer’s common stock outstanding.

CAPRIUS, INC.

Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	2

	Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Deficiency for the six months ended March 31, 2010 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 6.	Exhibits	22

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2010	As of September 30, 2009
Current Assets:	(Unaudited)
Cash	$151,745	$87,174
Accounts receivable, net	40,862	30,725
Inventories	1,083,783	1,151,460
Other current assets	76,806	111,326
Total current assets	1,353,196	1,380,685

Property and Equipment:
Property and equipment, net	70,404	82,297

Other Assets:
Deferred financing cost, net	445,490	593,840
Other	21,686	23,186
Total other assets	467,176	617,026
Total Assets	$1,890,776	$2,080,008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Short term loans payable, net of debt discount	$100,000	$99,466
Notes payable ,net of deferred debt discount	2,305,366	1,111,132
Accounts payable	620,506	965,301
Advances from customers	152,310	414,539
Accrued expenses	419,472	457,272
Accrued compensation	530,086	568,678
Total current liabilities	4,127,740	3,616,388

Long-term Liabilities:
Derivative liabilities	438,598	-
Dividends payable	1,169,325	933,248
Total long-term liabilities	1,607,923	933,248

Total Liabilities	5,735,663	4,549,636

Stockholders’ Deficiency:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 144,321 at March 31, 2010 and
September 30, 2009	1,443	1,443
Series E, stated value $250, convertible, 9,100 at March 31, 2010 and
September 30, 2009	91	91
Series F, stated value $60, convertible, 77,966 at March 31, 2010 and
September 30, 2009	780	780
Common stock, $.01 par value
Authorized - 250,000,000 shares, issued 5,432,990 shares and outstanding 5,431,865 shares at March 31, 2010 and
September 30, 2009	54,330	54,330
Additional paid-in capital	85,268,120	87,389,310
Accumulated deficit	(89,167,401)	(89,913,332)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ deficiency	(3,844,887)	(2,469,628)
Total Liabilities and Stockholders' Deficiency	$1,890,776	$2,080,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Revenues:
Product sales	$25,907	$247,080	$721,471	$639,895
Total revenues	25,907	247,080	721,471	639,895

Operating Expenses:
Cost of product sales	16,749	143,666	592,383	425,363
Research and development	6,252	6,384	21,030	115,537
Selling, general and administrative, includes stock-based
compensation of $ 46,626 and $72,579 for the three
months ended March 31, 2010 and 2009 and
$119,365 and $144,315 for the six months ended
March 31, 2010 and 2009	596,332	638,005	1,332,938	1,689,177
Total operating expenses	619,333	788,055	1,946,351	2,230,077

Operating loss	(593,426)	(540,975)	(1,224,880)	(1,590,182)

Other income	164,217	10,171	174,742	70,217
Interest expense	(437,279)	(6,712)	(624,698)	(10,843)
Gain on change in fair value of derivative liabilities	425,346	-	429,995	-
Net loss	(441,142)	(530,804)	(1,244,841)	(1,519,965)

Dividend - Convertible Preferred Stock	(118,037)	(118,944)	(236,077)	(238,569)

Net loss attributable to common stockholders	$(559,179)	$(649,748)	$(1,480,918)	$(1,758,534)

Net loss per basic and diluted common share	$(0.02)	$(0.12)	$(0.10)	$(0.33)

Weighted average number of common shares outstanding,
basic and diluted	24,153,029	5,301,242	14,689,583	5,263,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity (Deficiency)

Balance October 1, 2009	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$87,389,310	$(89,913,332)	1,125	$(2,250)	$(2,469,628)

Dividend ($0.34 per Series D convertible preferred stock, $6.75 per Series E convertible preferred stock and $1.62 per Series F convertible preferred stock)										(236,077)			$(236,077)

Stock-based Compensation									119,365				$119,365

Cumulative effect of change in accounting principle October 1, 2009, Adoption of ASC 815, reclassification of equity-linked financial instruments to derivative liabilities									(2,240,555)	2,226,849			$(13,706)

Net loss										(1,244,841)			$(1,244,841)

Balance March 31, 2010	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$85,268,120	$(89,167,401)	1,125	$(2,250)	$(3,844,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:

Net loss	$(1,244,841)	$(1,530,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,050	16,055
Stock-based compensation	119,365	141,999
Amortization of debt discount	155,969	-
Amortization of deferred financing costs	258,597	-
Gain on change in fair value of derivative liabilities	(429,995)
Share issuance adjustment	-	(14,396)
Provision for doubtful accounts	-	21,054
Changes in operating assets and liabilities:
Accounts receivable	(10,137)	459,436
Inventories	67,677	348,399
Other assets	34,520	(29,085)
Accounts payable	(344,795)	(434,794)
Advances from customers	(262,229)	544,603
Accrued expenses and compensation	(76,392)	168,794
Net cash used in operating activities	(1,719,211)	(308,743)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(1,157)	-
Decrease/(Increase) in security deposit	1,500	(1,500)
Net cash provided by (used in) investing activities	343	(1,500)

Cash Flows from Financing Activities:

Proceeds from short term loan	-	62,100
Net proceeds from issuance of notes payable	1,783,439
Net cash provided by financing activities	1,783,439	62,100

Net increase (decrease) in cash	64,571	(248,143)

Cash, beginning of period	87,174	254,350

Cash, end of period	$151,745	$6,207

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$-	$600

Non Cash-Flow Financing Items:

Conversion of 27,000 shares of Series D Preferred Stock to common shares	$-	$4,974

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

Note 2.  Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $152,000 at March 31, 2010. During the six months ended March 31, 2010, the Company used cash flows from operating activities of approximately $1,719,000. The Company’s working capital deficiency was approximately $2,775,000 as of March 31, 2010.  The Company’s accumulated deficit was approximately $89,167,000 as of March 31, 2010.  In addition the Company has a stockholders’ deficiency of approximately $3,845,000 at March 31, 2010. As of August 5, 2010, the Company has available cash of approximately $175,000 and has received advances under the Vintage Loan Facility of $3,076,000 in cash and $719,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund the Company’s current and future cash requirements, the Company is dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, the Company is permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, the Company is endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in an unpredictable market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of March 31, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Foreign Currency Translation. The  Company  follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the three and six months ended March 31, 2010 and 2009. A determination that our functional currency is the U.S. Dollar is based on the following facts:

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

Inventories.  Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs.  Inventory consists of raw materials and work in process of $1,007,353 and finished goods of $76,430 as of March 31, 2010 as compared to raw materials and work in process of $1,032,988 and finished goods of $118,472 as of September 30, 2009.

Basic and Diluted as Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the period ended March 31, 2010, potential common shares amount to 30,308,930 shares, as compared to 29,794,506 for the period ended March 31, 2009 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	March 31, 2010	March 31, 2009
Options	3,330,424	2,954,424
Warrants	10,691,610	10,422,563
Underlying Preferred Stock	16,286,896	16,417,519

Totals	30,308,930	29,794,506

The weighted average number of common shares outstanding for the three and six months ended March 31, 2010 include the underlying shares exercisable with respect to the issuance of 25,602,333 warrants exercisable at $0.01 per share.  In accordance with ASC 260, Earnings per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

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

 Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  For the six months ended March 31, 2010, two customers accounted for $669,245 of the consolidated total revenue, individually they accounted for approximately 63% (customer A) and 30% (customer B) respectively of the consolidated total revenue. There was no accounts receivable for these two major customers at March 31, 2010.  For the six months ended March 31, 2009, two customers accounted for approximately 35% (customer A), and 19% (customer C) respectively of the consolidated total revenue.  There was no accounts receivable for these two major customers at March 31, 2009.

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

As of March 31, 2010, under the Loan facility Vintage has advanced to the Company approximately $3.0 million, which the Company has used to satisfy certain liabilities as well as related fees and expenses associated with this agreement.

On January 22, 2010, as a post-closing obligation under the September 2009 Loan Facility, the Company issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of its common stock, $.01 par value (“Common Stock”), on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon the Company’s capitalization, at the time of the grant, the Vintage Warrant would be exercisable into 25,602,333 shares of Common Stock (this number of shares may change based upon the capitalization representing 40% of the Company’s common stock at the time of exercise). Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.01 per share, zero dividends, expected volatility of 173.90%, risk free interest rate of 0.30% and an expected life of 1 year, the Company has determined that the fair value of these warrants is $0.033 per share or $854,887.  This fair value was recorded as a debt discount and is to be amortized over the life of the loan.  As of March 31, 2010 the Company has recorded amortization of approximately $155,434 on this debt discount.  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement. Further, the Company granted Vintage certain preemptive rights and observer rights for meetings of the Companies Board of Directors pursuant to an Equity Rights Agreement.  The subsequent expiration of certain warrants has reduced the Company’s capitalization, which reduced the number of shares exercisable on the Vintage Warrant.  On March 31, 2010 the number of shares exercisable on the Vintage Warrant was reduced to 23,827,197.

During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $10,271 as of December 31, 2009.  The balance of this short-term loan as of March 31, 2010 net of debt discount is $25,000.  These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company had amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of March 31, 2010 net of debt discount is $75,000. These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

Note 5.  Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for those warrants issued to investors in 2005 and 2007 for its Series C, E and F Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (the Series C, E and F warrants each have provisions that adjust either the exercise price and/or quantity of the warrants in the event of a subsequent offer of equity at a lower effective price than the then applicable exercise price of the warrants). Also, the warrants issued on January 22, 2010 (“2010 Warrants”) to Vintage Capital Group LLC in connection with the Loan Facility do not contain fixed settlement provisions. (See note 4).  As a result, the instruments need to be accounted for as derivative liabilities.  In accordance with ASC 815, these warrants have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.  As of March 31, 2010 the 2005 Series C warrants have expired.

The fair value of the warrants were measured using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2010	October 1, 2009	Date of issuance
2005 Series C Warrants:
Risk-free rate	-	2.32%	3.875%
Annual rate of dividends	-	-	0
Volatility	-	95.89%	27.01%
Weighted Average life (years)	0	.42	5

2007 Series E Warrants:
Risk-free rate	1.06%	2.32%	4.50%
Annual rate of dividends	0	0	0
Volatility	122.56%	95.89%	78.25%
Weighted Average life (years)	2.00	2.5	5

2007 Series F Warrants:
Risk-free rate	1.06%	2.32%	3.35%
Annual rate of dividends	0	0	0
Volatility	108.02%	95.89%	59.15%
Weighted Average life (years)	2.75	3.25	5

2010 Warrants:
Risk-free rate	0.41%	-	0.30%
Annual rate of dividends	0	-	0
Volatility	150.44%	-	173.90%
Weighted Average life (years)	0.81	-	1

Fair Value	$438,598	$13,706	$3,095,442

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the warrants was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in accumulated deficit by $2,226,849. The difference of $13,706 was recorded as derivative liability. At March 31, 2010, derivative liability associated with the 2005 Series C warrants, the 2007 Series E warrants and the 2007 Series F warrants were revalued, the $296 increase in the derivative liability at March 31, 2010 is included as gain (loss) on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and six months ended March 31, 2010.

On the date of issuance the derivative liability associated with the 2010 warrants was $854,887.  At March 31, 2010, the derivative liability associated with the 2010 warrants was revalued to $424,596. The $430,291 decrease in the derivative liability at March 31, 2010 is included as gain (loss) on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and six months ended March 31, 2010.

Note 6. Share Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $46,626 and $119,365 for the three and six months ended March 31, 2010 as compared to $71,000 and $141,999 for the three and six months ended March 31, 2009 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. During the three and six months ended March 31, 2010 the Company did not issue any options.

As of March 31, 2010 the fair value of the unvested stock options amounted to $141,579 which is expected to be recognized over a weighted average period of approximately 1.92 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumption:

Six months ended March 31, 2009
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

Transactions under the various stock option plans during the six months ended March 31, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2009	3,354,424	$0.54
Granted	-	-
Expired	(24,000)	$3.00

Outstanding at March 31, 2010	3,330,424	$0.52
Exercisable at March 31, 2010	1,987,275	$0.72

The intrinsic value was $0 for both options outstanding and exercisable. The intrinsic value is calculated as the difference between the market value of the Company’s common stock at March 31, 2010, which was $0.025 per share and the exercise price of the options.

Note7.  Stock Warrants

Warrants outstanding and exercisable are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2009	13,351,314	$0.10-$5.60	$0.71

Granted	25,602,333	$0.01	$0.01

Adjusted	(1,775,136)	$0.01	$0.01

Expired	(2,659,704)	$0.93 - $5.60	$1.33

Balance, March 31, 2010	34,518,807	$0.01 – $2.00	$0.17

The weighted average remaining contractual life as of March 31, 2010 was 5.55 years. The warrants granted and adjusted during the six months ended March 31, 2010 were to Vintage Capital Group LLC.  Please refer to Note 4.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$438,598	$-	$-	$438,598

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six Months Ended March 31,
	2010	2009

Beginning balance	$(13,706)	$-
Net unrealized gain on change in fair value of derivative liabilities	429,995	-
Derivative liabilities recorded	(854,887)	-
Ending balance	$(438,598)	$-

Note 9.  Capital Stock

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At March 31, 2010, and September 30, 2009 the accrued dividends aggregated $1,169,325 and $933,248.

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

In July 2009, Venture Hackensack Holding, Inc (the “Plaintiffs”), filed a complaint against Caprius Inc., in the Superior Court of  New Jersey, Bergen County Law Division for non-payment of rent at the Company's previous location to the end of the lease term. The case is at the discovery stage. The potential exposure could be up to $250,000. The Company has accrued $64,000 (prior to offset of $16,000 security deposit) being the past due rent up until the date that it vacated the premises.

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

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the six months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009	Six months ended March 31, 2010	Six months ended March 31, 2009
Net Revenues:
Israel	$18,509	$182,594	$695,221	$466,293
United States	7,398	64,486	26,250	173,602
Totals	$25,907	$247,080	$721,471	$639,895

	March 31, 2010	September 30, 2009
Identifiable Assets:
Israel	$1,016,911	$1,204,327
United States	873,865	875,681
Totals	$1,890,776	$2,080,008

Note 12.  Subsequent Events

On August 2, 2010, the Company received additional funding under the Vintage Loan Facility of approximately $202,000 in cash and $14,000 in payments in kind.

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

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock, together with warrants to purchase an aggregate of 8,863,200 shares of the Company’s Common Stock to the Company, and the Company purchased the Securities from the SSF Funds for an aggregate purchase price of $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended March 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended September 30, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues generated from MCM product sales totaled $25,907 for the three months ended March 31, 2010 as compared to $247,080 for the three months ended March 31, 2009.  This decrease is a result of the Company’s inability to obtain and deliver units to customers due to the closure of the Company’s third party manufacturer. The Company is currently working on a program to restore deliveries of units on a limited basis.

Cost of product sales amounted to $16,749 or 65% of total related revenues for the three months period ended March 31, 2010 versus $143,666 or 58% of total related revenues for the three month period ended March 31, 2009. The increased percentage costs correlate to the decrease in revenues, and not fully absorbing production overhead.

Research and development expense totaled $6,252 for the three month period ended March 31, 2010 versus $6,384 for the three month period ended March 31, 2009.

Selling, general and administrative expenses totaled $596,332 for the three months ended March 31, 2010 versus $638,005 for the three months ended March 31, 2009.

Other income totaled $164,217 for the three months ended March 31, 2010 as compared to $10,171 for the three months ended March 31, 2009.  The majority of other income in the three months ended March 31, 2010 resulted from the favorable settlement of certain outstanding liabilities, while other income during the three months ended March 31, 2009 resulted from an insurance claim.

Interest expense totaled $437,279 for the three months ended March 31, 2010 versus $6,712 for the three months ended March 31, 2009.  This variance was due to interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable which were not present during the three months ended March 31, 2009.

Gain on change in fair value of derivative liabilities totaled $425,346 for the three months ended March 31, 2010 versus $0 for the three months ended March 31, 2009.  This gain resulted from the revaluation of derivative liabilities.

The net loss amounted to $441,142 and $530,804 for the three month periods ended March 31, 2010 and 2009, respectively.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenues generated from MCM product sales totaled $721,471 for the six months ended March 31, 2010 as compared to $639,895 for the six months ended March 31, 2009.  This increase is a result of the Company’s ability to manufacture and deliver units that were previously on backorder.  During the first three months of fiscal 2010 the Company was able to satisfy substantially all of the units on backorder from the previous fiscal year.

Cost of product sales amounted to $592,383 or 82% of total related revenues for the six months period ended versus $425,363 or 65% of total related revenues for the six month period ended March 31, 2009. The increased percentage cost is due to the absorption of the accelerated payment to the Office of the Chief Scientist in Israel, during the three months ended December 31, 2009.  Previously, this repayment had been made on a royalty basis, based upon a percentage of sales for the period. With the repayment in full having been made to the Office of the Chief Scientist, the company will no longer be liable for royalty payments in future periods.

Research and development expense decreased to $21,030 for the six month period ended March 31, 2010 versus $115,537 for the six month period ended March 31, 2009. This decrease is due primarily from the reduction of customer specific requirements and the available funds for such projects within the Company during the six months ended March 31, 2010.  Given the Company’s current level of operations, we do not anticipate any significant research and development expense in the current fiscal year unless a specific customer requirement is received that will fund the expense.

Selling, general and administrative expenses totaled $1,332,938 for the six months ended March 31, 2010 versus $1,689,177 for the six months ended March 31, 2009.  This decrease is principally due to the cessation of various marketing activities, as well as reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $174,742 for the six months ended March 31, 2010 as compared to $70,217 for the six months ended March 31, 2009.  The majority of other income in the six months ended March 31, 2010 resulted from the favorable settlement of certain outstanding liabilities, while other income during the six months ended March 31, 2009 resulted from an insurance claim.

Interest expense totaled $624,698 for the six months ended March 31, 2010 versus $10,843 for the six months ended March 31, 2009.  This variance was due to interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable which were not present during the six months ended March 31, 2009.

Gain on change in fair value of derivative liabilities totaled $429,995 for the six months ended March 31, 2010 versus $0 for the six months ended March 31, 2009.  This gain resulted from the adoption of ASC 815 during Fiscal 2010 and subsequent revaluation of derivative liabilities.

The net loss amounted to $1,244,841 and $1,519,965 for the six month periods ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At March 31, 2010, our cash position approximated $152,000. Our working capital deficiency as of March 31, 2010 was approximately $2,775,000. Net cash used in operations for the six months ended March 31, 2010 amounted to approximately $1,719,000 as compared to approximately $ 309,000 for the six months ended March 31, 2009. The net cash used in operations increased during the six months ended March 31, 2010 compared to the six months ended March 31, 2009 as the Company was able to clear a portion of its sales backlog and pay suppliers as a result of the Vintage Loan Facility.  Net cash provided by (used in) investing activities amounted to approximately $350 and approximately ($1,500) for the six months ended March 31, 2010 and 2009 respectively. Net cash provided by financing activities for the six months ended March 31, 2010 amounted to approximately $1,784,000 which resulted from the issuance of the Secured Notes Payable as compared to $62,100 for the six months ended March 31, 2009.

As of March 31, 2010, accounts receivable, net of allowance for doubtful accounts totaled $40,862 and was 2% of total assets.  The normal collection period is between 45 and 90 days. At March 31, 2009, accounts receivable, net of allowance for doubtful accounts totaled $375,884 and was 18% of total assets.  Due to our past history with collections, we are reasonably confident that all of the remaining receivables are collectible.

In September 2009, we entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries.  As of March 31, 2010, under the Loan facility, Vintage advanced approximately $3.0 million, which we used to pay off certain liabilities as well as related fees and expenses associated with the Securities Purchase and Sale Agreement.

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

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $152,000 at March 31, 2010. During the six months ended March 31, 2010, the Company used cash flows from operating activities of approximately $1,719,000. The Company’s working capital deficiency was approximately $2,775,000 as of March 31, 2010.  The Company’s accumulated deficit was approximately $89,167,000 as of March 31, 2010. In addition the Company has a stockholders’ deficiency of approximately $3,845,000 at March 31, 2010. As of August 5, 2010, the Company has available cash of approximately $175,000 and has received advances under the Vintage Loan Facility of $3,076,000 in cash and $719,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in an unpredictable market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on October 1, 2009 and have included additional disclosures the accompanying our condensed consolidated financial statements.

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required as we are a Smaller Reporting Company.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2010.  Based on that evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during the six months ended March 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caprius, Inc.
(Registrant)

Date: August 9, 2010	/s/Dwight Morgan
Dwight Morgan
President & Chief Executive Officer

Date: August 9, 2010	/s/Jonathan Joels
Jonathan Joels
Chief Financial Officer