Form 10-Q
period 2010-06-30
CAPRIUS INC
filed 2010-08-18
CIK 722567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of August 12, 2010, there were 5,431,865 shares of the issuer’s common stock outstanding.

CAPRIUS, INC.

Table of Contents

Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	2

	Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Deficiency for the nine months ended June 30, 2010 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 6.	Exhibits	22

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2010	As of September 30, 2009
Current Assets:	(Unaudited)
Cash	$181,011	$87,174
Accounts receivable, net	28,966	30,725
Inventories	1,052,160	1,151,460
Other current assets	11,522	111,326
Total current assets	1,273,659	1,380,685

Property and Equipment:
Property and equipment, net	64,561	82,297

Other Assets:
Deferred financing cost, net	296,993	593,840
Other	21,686	23,186
Total other assets	318,679	617,026
Total Assets	$1,656,899	$2,080,008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Short term loans payable, net of debt discount	$100,000	$99,466
Notes payable , net of deferred debt discount	3,112,145	1,111,132
Accounts payable	535,694	965,301
Advances from customers	177,646	414,539
Accrued expenses	503,460	457,272
Accrued compensation	499,902	568,678
Total current liabilities	4,928,847	3,616,388

Long-term Liabilities
Derivative liabilities	140,112	-
Dividends payable	803,374	933,248
Total long-term liabilities	943,486	933,248

Total Liabilities	5,872,333	4,549,636

Stockholders’ Deficiency:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, 65,290 at June 30, 2010 and
144,321 at September 30, 2009	653	1,443
Series E, stated value $250, convertible, 4,200 at June 30, 2010 and
9,100 at September 30, 2009	42	91
Series F, stated value $60, convertible, 60,000 at June 30, 2010 and
77,966 at September 30, 2009	600	780
Common stock, $.01 par value
Authorized - 250,000,000 shares, issued 5,432,990 shares and outstanding 5,431,865 shares at June 30, 2010 and
September 30, 2009	54,330	54,330
Additional paid-in capital	85,290,566	87,389,310
Accumulated deficit	(89,559,375)	(89,913,332)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ deficiency	(4,215,434)	(2,469,628)
Total Liabilities and Stockholders' Deficiency	$1,656,899	$2,080,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues:
Product sales	$152,964	$423,580	$874,435	$1,063,476
Total revenues	152,964	423,580	874,435	1,063,476

Operating Expenses:
Cost of product sales	78,783	268,705	671,166	694,067
Research and development	8,335	4,281	29,365	119,817
Selling, general and administrative, includes stock-based
compensation of $ 31,427 and $68,684 for the three
months ended June 30, 2010 and 2009 and
$150,792 and $212,999 for the nine months ended
June 30, 2010 and 2009	631,111	705,420	1,964,582	2,394,598
Total operating expenses	718,229	978,406	2,665,113	3,208,482

Operating loss	(565,265)	(554,826)	(1,790,678)	(2,145,006)

Other income	2,868	159	177,610	70,376
Interest expense	(494,014)	(6,152)	(1,118,179)	(16,995)
Gain on change in fair value of derivative liabilities	298,486	-	728,481	-
Net loss	(757,925)	(560,819)	(2,002,766)	(2,091,625)

Dividend - Convertible Preferred Stock	(118,038)	(118,945)	(354,116)	(357,514)
Waiver of previosuly accrued and unpaid dividends	483,990	-	483,990	-

Net loss attributable to common stockholders	$(391,973)	$(679,764)	$(1,872,892)	$(2,449,139)

Net loss per basic and diluted common share	$(0.01)	$(0.13)	$(0.10)	$(0.46)

Weighted average number of common shares outstanding,
basic and diluted	29,194,130	5,301,242	19,524,432	5,276,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock		Total
									Additional				Stockholders'
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Equity
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	(Deficiency)

Balance October 1, 2009	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$87,389,310	$(89,913,332)	1,125	$(2,250)	$(2,469,628)

Dividend ($0.51 per Series D convertible preferred stock,
$10.14 per Series E convertible preferred stock and $2.43
per Series F convertible preferred stock)										(354,116)			(354,116)

Stock-based Compensation									150,792				150,792

Preferred stock repurchase (See Note 9)	(79,031)	(790)	(4,900)	(49)	(17,966)	(180)			(8,981)	483,990			473,990

Cumulative effect of change in accounting principle
Ocotber 1, 2009, Adoption of ASC 815, reclassification
of equity-linked financial instruments to derivative
liabiliites									(2,240,555)	2,226,849			(13,706)

Net loss										(2,002,766)			(2,002,766)

Balance June 30, 2010	65,290	$653	4,200	$42	60,000	$600	5,432,990	$54,330	$85,290,566	$(89,559,375)	1,125	$(2,250)	$(4,215,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:

Net loss	$(2,002,766)	$(2,091,625)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,893	23,126
Stock-based compensation	150,792	212,999
Amortization of debt discount	389,119	-
Amortization of deferred financing costs	407,094	-
Gain on change in fair value of derivative liabilities	(728,481)
Share issuance adjustment	-	(14,396)
Provision for doubtful accounts	-	32,219
Changes in operating assets and liabilities:
Accounts receivable	1,759	794,689
Inventories	99,300	529,465
Other assets	99,804	2,570
Accounts payable	(429,607)	(428,798)
Advances from customers	(236,893)	295,766
Accrued expenses and compensation	(22,588)	295,780
Net cash used in operating activities	(2,253,574)	(348,205)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(1,157)	-
Decrease/(Increase) in security deposit	1,500	(4,700)
Net cash provided by (used in) investing activities	343	(4,700)

Cash Flows from Financing Activities:

Proceeds from short term loan	-	137,100
Repurchase of preferred stock and warrants	(10,000)	-
Net proceeds from issuance of notes payable	2,357,068	-
Net cash provided by financing activities	2,347,068	137,100

Net increase (decrease) in cash	93,837	(215,805)

Cash, beginning of period	87,174	254,350

Cash, end of period	$181,011	$38,545

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$-	$600

Non Cash-Flow Items:
Conversion of 27,000 shares of Series D Preferred Stock to
common shares	$-	$4,974

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

Note 2.  Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $181,000 at June 30, 2010. During the nine months ended June 30, 2010, the Company used cash flows from operating activities of approximately $2,254,000. The Company’s working capital deficiency was approximately $3,655,000 as of June 30, 2010.  The Company’s accumulated deficit was approximately $89,559,000 as of June 30, 2010.  In addition the Company has a stockholders’ deficiency of approximately $4,215,000 at June 30, 2010.  As of August 10, 2010, the Company has available cash of approximately $175,000 and has received advances under the Vintage Loan Facility of $3,076,000 in cash and $719,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. Currently, the cash advances exceed the Loan Facility by $76,000.  The Company is in discussions with Vintage to revise the original Loan Facility and there is no assurance that the Company will be successful in this regard. In order to fund the Company’s current and future cash requirements, the Company is dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, the Company is permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, the Company is endeavoring to cure them, where possible. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of June 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Foreign Currency Translation. The Company follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the three and nine months ended June 30, 2010 and 2009. A determination that our functional currency is the U.S. Dollar is based on the following facts:

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

Inventories.  Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs. Inventory consists of raw materials and work in process of $996,720 and finished goods of $55,440 as of June 30, 2010 as compared to raw materials and work in process of $1,032,988 and finished goods of $118,472 as of September 30, 2009.

Basic and Diluted as Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the period ended June 30, 2010, potential common shares amount to 21,445,714 shares, as compared to 32,023,257 for the period ended June 30, 2009 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	June 30, 2010	June 30, 2009
Options	3,330,424	2,954,424
Warrants	8,222,317	12,651,314
Underlying Preferred Stock	9,892,973	16,417,519

Totals	21,445,714	32,023,257

The weighted average number of common shares outstanding for the three and nine months ended June 30, 2010 include the underlying shares exercisable with respect to the issuance and subsequent adjustments of warrants exercisable at $0.01 per share.  In accordance with ASC 260, Earnings per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

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

Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  For the nine months ended June 30, 2010, two customers accounted for $676,882 of the consolidated total revenue, individually they accounted for approximately 53% (customer A) and 25% (customer B) respectively of the consolidated total revenue. There was no accounts receivable for these two major customers at June 30, 2010.  For the nine months ended June 30, 2009, two customers accounted for approximately 48% (customer A), and 12% (customer C) respectively of the consolidated total revenue.  There was no accounts receivable for these two major customers at June 30, 2009.

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

Under the Loan Facility which contains certain operational covenants, Vintage will advance to the Company up to an aggregate of $3.0 million in cash.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum (subject to a default rate of 17% per annum).  Advances under the Loan Facility, including any subsequent fundings are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all of the Company’s assets.  As discussed in Note 2 the Company is in violation of certain covenants.

Currently, the cash advances exceed the Loan Facility by $76,000.  The Company is in discussions with Vintage to revise the original Loan Faciility.  There is no assurance that the Company will be successful in this regard.

In connection with the Loan facility, the Company entered into an Investment Monitoring Agreement with Vintage, providing for an Operating Committee initially composed of its Chief Executive Officer and Chief Financial Officer as well as two persons to be selected by Vintage.  The Operating Committee was established to review budgets, strategic planning, financial performance and similar matters and has the right to make recommendations to the Company’s Board of Directors.

As of June 30, 2010, under the Loan facility Vintage has advanced to the Company approximately $3.8 million, which the Company has used to satisfy certain liabilities as well as related fees and expenses associated with this agreement.

On January 22, 2010, as a post-closing obligation under the September 2009 Loan Facility, the Company issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of its common stock, $.01 par value (“Common Stock”), on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon the Company’s capitalization at the time of the grant,  the Vintage Warrant would be exercisable into 25,602,333 shares of Common Stock (this number of shares may change based upon the capitalization representing 40% of the Company’s common stock at the time of exercise). Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.01 per share, zero dividends, expected volatility of 173.90%, risk free interest rate of 0.30% and an expected life of 1 year, the Company has determined that the fair value of these warrants is $0.033 per share or $854,887.  This fair value was recorded as a debt discount and is to be amortized over the life of the loan.  As of June 30, 2010 the Company has recorded amortization of approximately $388,585 on this debt discount.  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement. Further, the Company granted Vintage certain preemptive rights and observer rights for meetings of the Companies Board of Directors pursuant to an Equity Rights Agreement.  The expiration of certain warrants and the repurchase of the SSF preferred stock and warrants reduced the Company’s capitalization, which reduced the number of shares exercisable on the Vintage Warrant.  On June 30, 2010 and August 10, 2010 the number of shares exercisable on the Vintage Warrant were 17,918,386.

During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $10,271 as of December 31, 2009.  The balance of this short-term loan as of June 30, 2010 net of debt discount is $25,000.  These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company had amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of June 30, 2010 net of debt discount is $75,000. These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

Note 5.  Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for those warrants issued to investors in 2005 and 2007 for its Series C, E and F Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (the Series C, E and F warrants each have provisions that adjust either the exercise price and/or quantity of the warrants in the event of a subsequent offer of equity at a lower effective price than the then applicable exercise price of the warrants). Also, the warrants issued on January 22, 2010 (“2010 Warrants”) to Vintage Capital Group LLC in connection with the Loan Facility do not contain fixed settlement provisions. (See note 4).  As a result, the instruments need to be accounted for as derivative liabilities.  In accordance with ASC 815, these warrants have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.  As of February 2010 the 2005 Series C warrants have expired.

The fair value of the warrants were measured using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2010	October 1, 2009	Date of issuance
2005 Series C Warrants:
Risk-free rate	-	2.32%	3.875%
Annual rate of dividends	-	-	0
Volatility	-	95.89%	27.01%
Weighted Average life (years)	0	.42	5

2007 Series E Warrants:
Risk-free rate	0.61%	2.32%	4.50%
Annual rate of dividends	0	0	0
Volatility	144.62%	95.89%	78.25%
Weighted Average life (years)	1.75	2.5	5

2007 Series F Warrants:
Risk-free rate	0.61%	2.32%	3.35%
Annual rate of dividends	0	0	0
Volatility	129.00%	95.89%	59.15%
Weighted Average life (years)	2.5	3.25	5

2010 Warrants:
Risk-free rate	0.32%	-	0.30%
Annual rate of dividends	0	-	0
Volatility	179.61%	-	173.90%
Weighted Average life (years)	0.58	-	1

Fair Value	$140,112	$13,706	$3,095,442

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in accumulated deficit by $2,226,849. The difference of $13,706 was recorded as derivative liability. At June 30, 2010, derivative liability associated with the 2005 Series C warrants, the 2007 Series E warrants and the 2007 Series F warrants were revalued, the $6,459 decrease in the derivative liability at June 30, 2010 is included as gain (loss) on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the nine months ended June 30, 2010.

On the date of issuance the derivative liability associated with the 2010 warrants was $854,887.  At June 30, 2010, the derivative liability associated with the 2010 warrants was revalued to $132,865.  The $722,022 decrease in the derivative liability at June 30, 2010 is included as gain (loss) on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the nine months ended June 30, 2010.

Note 6.  Share Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $31,427 and $150,792 for the three and nine months ended June 30, 2010 as compared to $68,684 and $212,999 for the three and nine months ended June 30, 2009 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  During the three and nine months ended June 30, 2010 the Company did not issue any options.

As of June 30, 2010 the fair value of the unvested stock options amounted to $110,152 which is expected to be recognized over a weighted average period of approximately 1.94 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumption:

Nine months ended June 30, 2009
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

Transactions under the various stock option plans during the nine months ended June 30, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2009	3,354,424	$0.54
Granted	-	-
Expired	(24,000)	$3.00

Outstanding at June 30, 2010	3,330,424	$0.52
Exercisable at June 30, 2010	2,088,434	$0.71

The intrinsic value was $0 for both options outstanding and exercisable. The intrinsic value is calculated as the difference between the market value of the Company’s common stock at June 30, 2010, which was $0.013 per share and the exercise price of the options

Note 7.  Stock Warrants

Warrants outstanding and exercisable are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2009	13,351,314	$0.10-$5.60	$0.71
Granted	25,602,333	$0.01	$0.01
Cancelled (See Note 9)	(2,469,293)	$0.50 - $1.40	$0.65
Adjusted	(7,683,947)	$0.01	$0.01
Expired	(2,659,704)	$0.93 - $5.60	$1.33
Balance, June 30, 2010	26,140,703	$0.01 – $2.00	$0.16

The weighted average remaining contractual life as of June 30, 2010 was 5.27 years. The warrants granted and adjusted during the nine months ended June 30, 2010 were to Vintage Capital Group LLC.  Please refer to Note 4.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

Fair Value Measurements at June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$ 140,112	$ -	$ -	$ 140,112

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine Months Ended June 30,
	2010	2009

Beginning balance	$(13,706)	$-
Net unrealized gain on change in fair value of derivative liabilities	728,481	-
Derivative liabilities recorded	(854,887)	-
Ending balance	$(140,112)	$-

Note 9.  Capital Stock

Repurchase of SSF Preferred Stock and Warrants

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

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock (collectively, the “Preferred Shares”) together with warrants (the “Warrants” and collectively with the Preferred Shares, the “Sale Securities) to purchase an aggregate of 8,863,200 shares (6,393,907 shares underlying the preferred stock and 2,469,293 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company hereby purchases the Securities from the SSF Funds for an aggregate purchase price of $10,000.  As additional consideration in connection with the sale and purchase of the Sale Securities, upon closing the SSF Funds will be deemed to have waived all dividends accrued totaling approximately $484,000 on the Preferred Shares from the respective original issuance dates to the closing hereof.  At the time of repurchase the outstanding warrants and the value prescribed to them were not material. Accordingly no gain or loss on the repurchase of the warrants was recorded and this entire transaction was recorded through additional paid-in capital.

Dividends

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At June 30, 2010 and September 30, 2009, the accrued dividends aggregated $803,374 and $933,248.

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

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed, this motion is currently pending. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing. On July 16, 2010, the Plaintiffs filed an opposition motion against the Company’s motion for summary judgment. In response the Company filed opposition to the plaintiff’s motion to dismiss our motion to dismiss the case by way of summary judgment. On August 11, 2010, the plaintiff filed papers in support of its Sur-Reply in furtherance of its opposition to the Company’s motion for summary judgment.

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

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the nine months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June30, 2009	Nine months ended June 30, 2010	Nine months ended June 30, 2009
Net Revenues:
Israel	$86,464	$288,269	$781,685	$754,563
United States	66,500	135,311	92,750	308,913
Totals	$152,964	$423,580	$874,435	$1,063,476

	June 30, 2010	September 30, 2009
Identifiable Assets:
Israel	$1,003,305	$1,204,327
United States	653,594	875,681
Totals	$1,656,899	$2,080,008

Note 12. Subsequent Events

On August 2, 2010, the Company received additional funding under the Vintage Loan Facility of approximately $202,000 in cash and $14,000 in payments in kind.

On August 17, 2010, an agreement was reached between the Company and Bonanza Master Fund, Ltd. (“Bonanza”), regarding the sale by Bonanza of all of their Preferred Stock and Warrant interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, Bonanza sold 65,290 shares of Series D Preferred Stock, together with 447,764 warrants to purchase an aggregate of 1,715,696 shares of the Company’s Common Stock to the Company, and the Company purchased such shares of Preferred Stock and Warrants from Bonanza for an aggregate purchase price of $5,000.  Included in the terms of the aforementioned agreement, upon closing Bonanza will be deemed to have waived all previously accrued and unpaid dividends on the Preferred Shares from the original issuance date to the closing hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended September 30, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues generated from MCM product sales totaled $152,964 for the three months ended June 30, 2010 as compared to $423,580 for the three months ended June 30, 2009.  This decrease is a result of the Company’s inability to obtain and deliver units to customers due to the closure of the Company’s third party manufacturer. The Company has affected a program to restore deliveries of units on a limited basis.

Cost of product sales amounted to $78,783 or 52% of total related revenues for the three months period ended June 30, 2010 versus $268,705 or 63% of total related revenues for the three month period ended June 30, 2009. The percentage costs correlate to the Company’s inability to fully absorb production overhead.

Research and development expense totaled $8,335 for the three month period ended June 30, 2010 versus $4,281 for the three month period ended June 30, 2009.

Selling, general and administrative expenses totaled $631,111 for the three months ended June 30, 2010 versus $705,420 for the three months ended June 30, 2009.  This decrease is principally due to the reduction in personnel, personnel related costs and other corporate activity.

Other income totaled $2,868 for the three months ended June 30, 2010 as compared to $159 for the three months ended June 30, 2009.

Interest expense totaled $494,014 for the three months ended June 30, 2010 versus $6,152 for the three months ended June 30, 2009.  This variance was due to interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable which were not present during the three months ended June 30, 2009.

Gain on change in fair value of derivative liabilities totaled $298,486 for the three months ended June 30, 2010 versus $0 for the three months ended June 30, 2009.  This gain resulted from the revaluation of derivative liabilities.

The net loss amounted to $757,925 and $560,819 for the three month periods ended June 30, 2010 and 2009, respectively.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenues generated from MCM product sales totaled $874,435 for the nine months ended June 30, 2010 as compared to $1,063,476 for the nine months ended June 30, 2009.  This increase is a result of the Company’s ability to manufacture and deliver units that were previously on backorder.  During the first three months of fiscal 2010 the Company was able to satisfy substantially all of the units on backorder from the previous fiscal year.  In this quarter the company has affected a program to restore deliveries of units on a limited basis.

Cost of product sales amounted to $671,166 or 77% of total related revenues for the nine months period ended June 30, 2009 versus $694,067 or 65% of total related revenues for the nine month period ended June 30 2009. The increased percentage cost is due to the absorption of the accelerated payment to the Office of the Chief Scientist in Israel, during the three months ended December 31, 2009.  Previously, this repayment had been made on a royalty basis, based upon a percentage of sales for the period. With the repayment in full having been made to the Office of the Chief Scientist, the company will no longer be liable for royalty payments in future periods.

Research and development expense decreased to $29,365 for the nine month period ended June 30, 2010 versus $119,817 for the nine month period ended June 30, 2009. This decrease is due primarily from the reduction of customer specific requirements and the available funds for such projects within the Company during the nine months ended June 30, 2010.  Given the Company’s current level of operations, we do not anticipate any significant research and development expense in the current fiscal year unless a specific customer requirement is received that will fund the expense.

Selling, general and administrative expenses totaled $1,964,582 for the nine months ended June 30, 2010 versus $2,394,598 for the nine months ended June 30, 2009.  This decrease is principally due to the reduction in personnel, personnel related costs and other corporate activity.  The Company does not anticipate any significant increase in operating expenses until production and sales volumes increase substantially from their current levels.

Other income totaled $177,610 for the nine months ended June 30, 2010 as compared to $70,376 for the nine months ended June 30, 2009.  The majority of other income in the nine months ended June 30, 2010 resulted from the favorable settlement of certain outstanding liabilities, while other income during the nine months ended June 30, 2009 resulted from an insurance claim.

Interest expense totaled $1,118,179 for the nine months ended June 30, 2010 versus $16,995 for the nine months ended June 30, 2009.  This variance was due to interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable which were not present during the nine months ended June 30, 2009.

Gain on change in fair value of derivative liabilities totaled $728,481 for the nine months ended June 30, 2010 versus $0 for the nine months ended June 30, 2009.  This gain resulted from the adoption of ASC 815 during Fiscal 2010 and subsequent revaluation of derivative liabilities.

The net loss amounted to $2,002,766 and $2,091,625 for the nine month periods ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010, our cash position approximated $181,000. Our working capital deficiency as of June 30, 2010 was approximately $3,655,000. Net cash used in operations for the nine months ended June 30, 2010 amounted to approximately $2,254,000 as compared to approximately $ 348,000 for the nine months ended June 30, 2009. The net cash used in operations increased during the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 as the Company was able to clear a portion of its sales backlog and pay suppliers as a result of the Vintage Loan Facility.  Net cash provided by (used in) investing activities amounted to approximately $350 and approximately ($4,700) for the nine months ended June 30, 2010 and 2009 respectively. Net cash provided by financing activities for the nine months ended June 30, 2010 amounted to approximately $2,347,000 which mainly resulted from the issuance of the Secured Notes Payable as compared to $137,100 for the nine months ended June 30, 2009.

As of June 30, 2010, accounts receivable, net of allowance for doubtful accounts totaled $28,966 and was 2% of total assets.  The normal collection period is between 45 and 90 days. At June 30, 2009, accounts receivable, net of allowance for doubtful accounts totaled $29,466 and was 2% of total assets.  Due to our past history with collections, we are reasonably confident that all of the remaining receivables are collectible.

In September 2009, we entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million in cash. Currently, the cash advances exceed the Loan Facility by $76,000.  The Company is in discussions with Vintage to revise the original Loan Facility and there is no assurance that the Company will be successful in this regard. Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries. As of August 10 2010, under the Loan facility, Vintage advanced approximately $3.8 million($3,076,000 in cash and $719,000 in payments in kind), which the Company used to pay off certain liabilities as well as related fees and expenses associated with the Securities Purchase and Sale Agreement.

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

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $181,000 at June 30, 2010. During the nine months ended June 30, 2010, the Company used cash flows from operating activities of approximately $2,254,000. The Company’s working capital deficiency was approximately $3,655,000 as of June 30, 2010.  The Company’s accumulated deficit was approximately $89,559,000 as of June 30, 2010. In addition the Company has a stockholders’ deficiency of approximately $4,215,000 at June 30, 2010. As of August 10, 2010, the Company has available cash of approximately $175,000 and has received advances under the Vintage Loan Facility of $3,076,000 in cash and $719,000 in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million.  Currently, the cash advances exceed the Loan Facility by $76,000.  The Company is in discussions with Vintage to revise the original Loan Facility and there is no assurance that the Company will be successful in this regard. In order to fund our current and future cash requirements, we are dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we are permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them where possible. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2010.  Based on that evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during the nine months ended June 30, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caprius, Inc.
(Registrant)

Date: August 17, 2010	/s/Dwight Morgan
Dwight Morgan
President & Chief Executive Officer

Date: August 17, 2010	/s/Jonathan Joels
Jonathan Joels
Chief Financial Officer