Form 10-K
period 2010-09-30
CAPRIUS INC
filed 2010-12-17
CIK 722567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010
	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 31, 2010 was $71,499.

As of November 26, 2010, the registrant had outstanding 5,431,865 shares of common stock.  The registrant also had outstanding 64,200 shares of preferred stock.

Index

Index

PART I

ITEM 1.     BUSINESS

Forward Looking Statements

We are including the following cautionary statements in this Annual Report of Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, ability to raise additional capital for marketing and manufacturing, delays in the manufacture of  new and existing products by us or third party contractors, ability to attract and retain customers, challenges to our intellectual property, the loss of any key employees, the outcome of existing litigations and any future claims, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and the location and the financial viability of the manufacturer in Israel, and the completion of a pending merger transaction or the termination thereof.  You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to make any revisions to the forward looking statements or reflect events or circumstances after the date of this Annual Report Form 10-K.

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

Recent Developments

On November 10, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage Capital Group LLC (“Vintage”) and its newly-formed wholly-owned subsidiary Capac Co. (“Merger Sub”), for Vintage to acquire us whereby Merger Sub would merge (the “Merger”) with and into us, and we would become a wholly-owned subsidiary of Vintage.  Vintage is our primary lender, as described below, and holds warrants exercisable into 40% of our common stock $0.01 par value (the “Common Stock”) on a fully-diluted basis.  The Merger is a “going-private” transaction whereby after the Merger is completed, we would cease to be a SEC reporting company and the trading market for our Common Stock would terminate.

At the effective time of the Merger, our outstanding capital stock (other than shares owned by Vintage or Merger Sub, treasury shares or shares for which stockholders have duly exercised their statutory appraisal rights) would be exchanged whereby each share of our Common Stock, and each share of our Series E Convertible Preferred Stock and Series F Convertible Preferred Stock on an “as-converted” basis into Common Stock, will automatically be cancelled and converted into the right to receive $0.065 per share, in cash, and without interest and subject to applicable withholding taxes. Stock options and warrants to purchase shares of our Common Stock will terminate immediately prior to the effective time of the Merger. In addition, the accrued dividend on the Series E Preferred and the Series F Preferred will be cancelled.

Index

The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by our stockholders at a special meeting to be called at a future date after clearance of proxy material. We plan to file a preliminary proxy statement and other materials with the SEC that will describe in detail the background of the Merger, the terms and conditions of the Merger Agreement, the proposals to be adopted at the special meeting and other related information. You are advised to read the proxy statement and other materials when they become available. They can be obtained from the SEC web site www.sec.gov or our web site www.caprius.com. The Merger Agreement also provides that in certain situations either party may terminate that Agreement in the event the Merger is not consummated by June 30, 2011.

Pursuant to loan arrangements with Vintage initially entered into in September 2009, at September 30, 2010, we were indebted to Vintage in the amount of $4.5 million ($3.6 million in cash and $0.9 million in payments in kind) repayable with interest accruing at the rate of 14% per annum, and subject to a default rate of 17% per annum, secured by a first priority position on all our assets and the assets of our subsidiaries, and guaranteed by our subsidiaries.  Between September 30, 2010 and December 13, 2010, Vintage has advanced an additional $1.4 million in cash to us.  The Vintage indebtedness was initially due on December 16, 2010, and the maturity has been extended to the earlier of (i) February 1, 2011 or (ii) the termination of the Merger Agreement. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted.

As part of the original loan arrangements, we entered into an Investment Monitoring Agreement with Vintage which provided for an Operating Committee initially composed of our Chief Executive Officer and Chief Financial Officer as well as two persons to be selected by Vintage.  The Operating Committee was established to review budgets, strategic planning, financial performance and similar matters and has the right to make recommendations to our Board of Directors.

On September 8, 2010, the Company entered into Amendment No. 1 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.0 million in cash.

On November 4, 2010, the Company entered into Amendment No. 2 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.5 million in cash.

On November 18, 2010, the Company entered into Amendment No. 3 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.0 million in cash.

On December 16, 2010, the Company entered into Amendment No. 4 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.5 million in cash.

In January 2010, as a post-closing obligation under the Loan Facility, we issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of our Common Stock, on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon our capitalization, at the time of issuance the Vintage Warrant would have been exercisable into 25,602,333 shares of Common Stock. Based upon our present capitalization, the Vintage Warrant would be exercisable into 16,769,561 shares of Common Stock.  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement.  Further, we granted Vintage certain preemptive rights and observer rights for meetings of our Board of Directors pursuant to an Equity Rights Agreement.

Index

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

PRODUCTS

The MCM SteriMed Systems

We developed and market worldwide the SteriMed and SteriMed Junior compact units.  However, as noted, due to our inability to obtain needed working capital, the level of the development and marketing activities was substantially reduced. In September 2008, as part of  our overall strategy to reduce operating costs the Company elected to close its manufacturing and assembly facility in Moledet, Israel, and began the process of outsourcing these responsibilities to a third-party contract assembly supplier located in Israel.  This process also involved the relocation of the Company’s current work in process and inventory, and our workforce to the contract assembly facility.  We have established an interim manufacturing relationship with a contract assembly partner in Israel, Yizrael Tamuz Ltd.  Under the terms of the Loan Facility, the Company is obligated to establish a manufacturing source based in the United States, or such other location as is mutually agreed to by Vintage and the Company.

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

The SteriMed Systems are comprised of two different sized units and the required Ster-Cid® disinfectant solution that can be utilized with both units.  The larger SteriMed can treat up to 18.5 gallons (70 liters) of medical waste per cycle.  The smaller version, the SteriMed Junior, can treat up to 4 gallons (15 liters) per cycle.

Index

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

Index

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

Our cost of complying with U.S. (including state and local) and foreign environmental law relates to the costs in obtaining and maintaining required licenses or permits.  These costs were approximately $25,000 in fiscal 2009 and were approximately $30,000 in fiscal 2010.

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

Index

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

Index

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

For the year ended September 30, 2010, two customers accounted for $834,950 of the consolidated total revenue, which represented approximately 53% and 18.5% respectively of the total revenue.  For the year ended September 30, 2009, two customers accounted for approximately 54% and 10% respectively of the consolidated total revenue. The loss of any one of our principal customers or the inability to obtain or expand our sales to additional customers would have a significant adverse impact on our business.

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

Direct Selling to End Users in the Government and Defense Industry

We have continued to build on our initiative to capture business with the government and defense industry.   In Fiscal 2006, we shipped two SteriMed Juniors to the United States Department of Defense for use by the U.S. Navy.  The first unit was for laboratory test and evaluation as part of the U.S. Navy’s Shipboard Medical Waste Management Program.  In September 2007, the second unit was deployed for shipboard evaluation on an LHD Class flagship vessel within the U.S. Navy’s Expeditionary Strike Group. The SteriMed System as deployed is a modified version of our commercial-off-the-shelf (COTS) system. The program for the Navy represents a significant opportunity for us in that the Navy is actively seeking a “total fleet solution” to medical waste management problems.  Of the medical waste processing systems considered by the Navy, the SteriMed System ranked among the highest to meet the needs (sterilization capability, size, ability to reduce the volume of waste and ability to render the waste non-recognizable) identified for evaluation aboard ship.  Our SteriMed Junior was identified by the U.S. Navy as a solution that achieved their cost, ship impact, and performance metrics.  We are actively supporting the Navy project in an attempt to earn this business which could result in the sales of multiple SteriMed systems. In March 2008, the shipboard evaluation was completed and the LHD vessel returned to port. U.S. Navy personnel reported that the waste volume reduction was significant and the operation of the unit was user friendly. Due to the stringent shipboard specifications for the Navy’s medical waste management program MCM has continued to work with the Navy NAVSEA group to streamline the shipboard installation process, continued testing and evaluation of the technology to validate it under certain shock, vibration, and noise environments associated with combat, along with recent work with the Navy Bureau of Medicine (BUMED) to validate that the SteriMed Junior will meet their specifications.

In addition to these opportunities, we are marketing to other branches of the military, including other NATO allies, ground based operations where the need to reduce cost and to improve the environmental impact of medical waste management are key issues.

Index

Sales to Domestic and International Distributors

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

We currently have international distributorship arrangements in Columbia, Mexico, Australia & New Zealand, Hungary, Japan, and Russia.

Employees

As of September 30, 2010, we had eight full time employees, one of which is located in Israel.  Of these, four are senior managers.

None of our employees is represented by any labor organization and we are not aware of any activities seeking such organization.

Manufacturing

We manufactured the hundreds of components used in the SteriMed units using global component suppliers. These components were then assembled at either our facility in Moledet until September 2008 when the Company elected to close this facility and to outsource these operations to a nearby contract manufacturing partner.  The SteriMed Junior historically had been assembled by a third-party contract assembly company in Israel, while the Company had historically performed the assembly of the SteriMed Senior at its own facility in Moledet, Israel.  As a result of the global economic downturn in 2009, the Israeli contract assembly company, who was unable to provide sufficient working capital to survive the downturn went into receivership and subsequently restructured its own business, resulting in our need to relocate our contract assembly to another supplier.   As part of our efforts to resume full-scale manufacturing for our SteriMed Systems, as well as to comply with the terms of the Loan Facility, we are actively seeking new manufacturers to produce both SteriMed Systems as well as seeking alternative solutions for the manufacture of their components in lower cost regions. Included in our evaluation of alternative manufacturing, we are also considering assembly in the United States which is in closer proximity to a large percentage of our customer base.  The Company has reached an agreement with a contract assembly partner to assemble both the SteriMed Junior and Senior, under the direct supervision of MCM.  The Company has sufficient work in process and inventory of components to support its near-term marketing requirements as well as spare parts to its installed base of equipment.

Index

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

Research and Development

Any product engineering, including those costs associated with design and configuration for specific customer applications are accounted for in our financial statements as research and development expenses. The Company’s research and development costs decreased to approximately $40,000 in fiscal 2010 from approximately $84,000 in fiscal 2009 resulting primarily from the reduction of available funds and need for such projects within the Company. Given the Company’s current level of operations, we do not anticipate any significant research and development expense in fiscal 2011 unless a specific customer requirement is received that will fund the expense.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective and existing investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Index

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

The maturity date of the Vintage Loan Facility is February 1, 2011 and there is no assurance that the Company will be able to repay the note or that the maturity date will be extended..

As we have not located a source to refinance the Vintage loan, we entered into the Merger Agreement with Vintage, whereby we would become a wholly-owned subsidiary of Vintage. Vintage recently agreed to extend the maturity date of the loan to the earlier of (i) February 1, 2011 or (ii) the termination of the Merger Agreement. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted. The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by our stockholders at a special meeting to be called at a future date after clearance of proxy material.  It is anticipated that the closing will be in the second quarter of calendar 2011. There can be no assurance that the Merger will close and if it does not close, the Vintage loan will become due.  If the Merger does not close and we are unable to locate a source to refinance the loan and obtain further funding we may have no alternative but to cease operations.

We have a history of operating losses and negative cash flows.

In the past, we have experienced significant losses and negative cash flows from operations.  If these trends continue in the future, it could adversely affect our ability to continue as a going concern.  Further, we have incurred negative cash flows from operations of approximately $2.9 million and $0.8 million for the years ended September 30, 2010 and 2009, respectively and as of September 30, 2010 we had a working capital deficiency of approximately $5.0 million. These results have had a negative impact on our financial condition.  There can be no assurance that our business will become profitable or cash flow positive in the future or that additional losses and negative cash flows from operations will not be incurred.  If these trends continue in the future, it could have a material adverse effect on our ability to continue as a going concern.

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

Index

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

Index

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

The success of our business depends on the continuing contributions of key personnel

Our success is highly dependent on the continued efforts of Dwight Morgan, Chairman, President and Chief Executive Officer, Raymond Jackshies, Chief Financial Officer, Treasurer and Secretary, and George Aaron, Executive Vice President – International Business Development, who are our key management persons.  Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense.  Neither Mr. Morgan, Mr. Aaron, nor Mr. Jackshies plan to retire or leave us in the near future.  However, there can be no assurance that we will be successful in attracting and/or retaining key personnel in the future.  Our failure to do so could adversely affect our business and financial condition.  We do not carry any “key-man” insurance on the lives of any of our officers or employees.   Currently, Mr. Morgan and Mr. Jackshies have Employment Agreements in place.

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

Risks Relating to Our Common Stock

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, especially for stock traded on the OTC Bulletin Board (“OTCBB”) and the Pink Sheets.  Our common stock is not actively traded, and the bid and asked prices for our Common stock have fluctuated significantly.

Index

The Securities and Exchange Commission has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less that $5.00 per share, subject to certain exemptions.  Our failure to comply with the OTCBB Stock Exchange listing requirements has caused our stock to be moved to the Pink Sheets. As of November 26, 2010, the closing price for our common stock was $0.05 per share and therefore, it is designated a “Penny Stock.”

We have not paid dividends on our common stock in the past

We do not have the financial capacity to pay dividends and also our Credit Facility prohibits us from paying any cash dividends on our capital stock in the future.  If we were to become profitable, it is expected that such earnings would be retained to support our business. Any declared dividend in the future would be subject to the terms of the outstanding preferred stock under which amounts are accruing for future dividends  (as to date, we have failed to pay any dividends on our outstanding preferred stock) or other payments on liquidation.  Since we have no plans to pay cash dividends, an investor would only realize income from their investment in our shares if there is a rise in the market price of our Common Stock, which is uncertain and unpredictable.  We are currently subject to penny stock regulations and restrictions.  We are also subject to certain covenants with Vintage which could affect our ability to source additional capital from other third parties.

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

Under the terms of the Loan Facility Agreement with Vintage, we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales and the relocation of manufacturing. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage have not waived these defaults, we are endeavoring to cure them.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

Index

ITEM 2.     PROPERTIES

The Company leases administrative office space in Paramus, New Jersey and approximately 2,000 square feet of warehouse space in Brighton, Michigan.  The Company currently leases a facility on a month-to-month basis in Tel Yosef, Israel for storage of its inventory and parts prior to their dispatch to the contract assembly partner’s facility. These locations are leased on a month to month basis with a 60 day cancellation notification period by either party at an aggregate monthly rent of approximately $4,500.

ITEM 3.     LEGAL PROCEEDINGS

In September 2008,  Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing. On July 16, 2010, the Plaintiffs filed an opposition motion against the Company’s motion for summary judgment. In response the Company filed opposition to the plaintiff’s motion to dismiss our motion to dismiss the case by way of summary judgment. On August 11, 2010, the plaintiff filed papers in support of its Sur-Reply in furtherance of its opposition to the Company’s motion for summary judgment. As of October 2010, the motion for summary judgment was denied for issues of fact and these proceedings are now in the discovery stage with depositions scheduled to take place during early 2011.

ITEM 4.     REMOVED AND RESERVED

Index

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

Common Stock	High	Low

FISCAL YEAR ENDED SEPTEMBER 30, 2010

Fourth Quarter	$0.04	$0.01
Third Quarter	0.05	0.01
Second Quarter	0.10	0.02
First Quarter	0.05	0.01

FISCAL YEAR ENDED SEPTEMBER 30, 2009

Fourth Quarter	$0.07	$0.02
Third Quarter	0.10	0.04
Second Quarter	0.25	0.06
First Quarter	0.23	0.08

On November 26, 2010, there were approximately 550 holders of record of the Company’s Common Stock.   Since a large number of shares of Common Stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of our Common Stock. Our failure to comply with the OTCBB Stock Exchange listing requirements has caused our stock to be moved to the Pink Sheets. As of November 26, 2010, the closing price for our common stock was $0.05 per share and therefore, it is designated a “Penny Stock.”

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

Securities Authorized for Issuance Under Incentive Stock Plan

As of November 30, 2010, securities issued and securities available for future issuance under our 2002 Incentive Stock Plan (“ISP”) were as follows:

Index

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under ISP
ISP approved by security holders	2,292,924	$0.63	207,076
ISP not approved by security holders	-	-	-
Total	2,292,924	$0.63	207,076

Recent Sales of Unregistered Securities

Repurchase of Bonanza Master Fund, Ltd. Preferred Stock and Warrants

(1) On August 17, 2010, an agreement was reached between the Company and Bonanza Master Fund, Ltd. (“Bonanza”), regarding the sale by Bonanza of all of their Preferred Stock and Warrant interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, Bonanza sold 65,290 shares of Series D Preferred Stock, together with 447,764 warrants to purchase an aggregate of 1,715,696 shares (1,267,932 shares underlying the preferred stock and 447,764 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company purchased such shares of Preferred Stock and Warrants from Bonanza for an aggregate purchase price of $5,000.  Included in the terms of the aforementioned agreement, upon closing Bonanza have waived all previously accrued and unpaid dividends totaling approximately $149,000 on the Preferred Shares from the original issuance date to the closing hereof. At the time of repurchase the value of the outstanding warrants was not material.

Repurchase of SSF Preferred Stock and Warrants

(2) On June 30, 2010, an agreement was reached between the Company and Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P.(“SSFPE”) and Special Situations Fund III, L.P. (“SSFIII” and together with SSFQP and SSFPE, sometimes collectively, the “SSF Funds”), regarding the sale or other disposition by the SSF Funds of all of their equity interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock (collectively, the “Preferred Shares”) together with warrants (the “Warrants” and collectively with the Preferred Shares, the “Sale Securities) to purchase an aggregate of 8,863,218 shares (6,393,924 shares underlying the preferred stock and 2,469,294 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company hereby purchases the Securities from the SSF Funds for an aggregate purchase price of $10,000.  As additional consideration in connection with the sale and purchase of the Sale Securities, upon closing the SSF Funds have waived all dividends accrued totaling approximately $484,000 on the Preferred Shares from the respective original issuance dates to the closing hereof.  At the time of repurchase the value of the outstanding warrants was not material.

(3) On January 22, 2010, we issued a warrant to purchase 40% of our Common Stock on a fully-diluted basis to Vintage as part of the Loan Facility, which warrant is exercisable at a price of $0.01 per share for a period of seven years.  The issuance was exemption from registration by reason of Section 4(2) of and Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”).

(4) On September 30, 2009, we issued (i) 36,800 shares of Common Stock to a holder of our Series F Convertible Preferred Stock upon its conversion of 368 shares thereof, (ii) 62,500 shares of Common Stock to such holder upon its conversion of 100 shares of our Series E Convertible Preferred Stock and (iii) 31,323 shares of Common Stock to such holder upon its conversion of 1,612 shares of our Series D Convertible Preferred Stock.  These conversions were exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Index

(5) On October 14, 2008, we issued 524,340 shares of Common Stock to a holder of our Series D Convertible Preferred Stock upon its conversion of 27,000 shares thereof.  The conversion was exempt from registration by reason of Section 3 (a) (9) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not required as we are a Smaller Reporting Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with (i) the audited consolidated financial statements of the Company and the related notes thereto for the fiscal years ended September 30, 2010 and 2009 and (ii) the unaudited consolidated financial statements of the Company and the related notes thereto for the fiscal quarters ended June 30, 2010, March 31, 2010 and December 31, 2009.

We are engaged in the infectious medical waste disposal business, through our wholly-owned subsidiary M.C.M. Environmental Technologies, Inc., which developed, markets and sells the SteriMed and SteriMed Junior compact systems that simultaneously shred and chemically disinfect regulated medical waste, utilizing our proprietary, EPA registered, bio-degradable chemical known as Ster-Cid.  The SteriMed Systems are sold in both the domestic and international markets.

On November 10, 2010, we entered into an Agreement and Plan of Merger with Vintage and its newly-formed wholly-owned subsidiary Capac Co., for Vintage to acquire us whereby Merger Sub would merge with and into us, and we would become a wholly-owned subsidiary of Vintage.  Vintage is our primary lender, as described below, and holds warrants exercisable into 40% of our common stock $0.01 par value on a fully-diluted basis.  The Merger is a “going-private” transaction whereby after the Merger is completed, we would cease to be a SEC reporting company and the trading market for our Common Stock would terminate.

The maturity date of the Vintage Loan Facility was December 16, 2010.  Vintage recently has agreed to extend the maturity date of the loan to the earlier of (i) February 1, 2011 or (ii) the termination of the Merger Agreement.  The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted.  If the Merger Agreement does not close and the Company continues to be unable to locate a source to refinance the loan, the Company may have no alternative but to cease operations.

Results of Operations

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Revenues generated for fiscal year ended September 30, 2010 (“Fiscal 2010”) were primarily generated by MCM product sales which totaled $1,167,289 as compared with $1,239,865 for fiscal year ended September 30, 2009 (“Fiscal 2009”).  For Fiscal 2010, two customers accounted for approximately 53% (customer A) and 18.5% (customer B) respectively of the consolidated revenue.   For Fiscal 2009, two customers accounted for approximately 54% (customer A) and 10% (customer C) respectively of the consolidated total revenue. The Company’s ability to obtain and deliver units to its customers was hampered by the closure of its third party manufacturer. The Company has affected a program to restore deliveries of units on a limited basis, and is pursuing additional avenues for production.

Cost of product sales aggregated $767,778 or 70% of total revenue and $1,051,858 or 85% of total revenue during Fiscal 2010 and Fiscal 2009, respectively. We have not advanced to a level of sales for us to fully absorb the fixed costs related to our revenues. The decreased percentage costs correlate to the sales product mix and to write offs of obsolete inventory relating to the cessation in production during Fiscal 2009.

Research and development costs amounted to $40,260 and $83,918 for Fiscal 2010 and Fiscal 2009, respectively.  This decrease is due primarily from the reduction of customer specific requirements and the available funds for such projects within the company. Given the Company’s current level of operations, we do not anticipate any significant research and development expense in the coming fiscal year unless a specific customer requirement is received that will fund the expense.

Index

Selling, general and administrative expenses totaled $2,844,299 for Fiscal 2010 versus $2,990,388 for Fiscal 2009.  This decrease is principally due to the reduction in stock based compensation and the Company’s continuing efforts to reduce costs. The Company does not anticipate any significant increase in operating expenses until production and sales volumes increase substantially from their current levels

 Other income totaled $209,379 for the year ended September 30, 2010 as compared to $70,443 for the year ended September 30, 2009.  The majority of other income during Fiscal 2010 resulted from the favorable settlement of certain outstanding liabilities, while other income during Fiscal 2009 resulted from an insurance claim.

Interest expense totaled $1,841,991 for the year ended September 30, 2010 versus $75,969 for the year ended September 30, 2009.  This increase was due to interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable which were not present during the year ended September 30, 2009.

Increase in fair value of derivative liabilities totaled $472,449 for the year ended September 30, 2010 versus $0 for the year ended September 30, 2009.  This gain resulted from the adoption of ASC 815 during fiscal 2010 and the subsequent revaluation of derivative liabilities.

The net loss totaled $3,645,211 for Fiscal 2010 versus $2,891,825 for Fiscal 2009. This increase resulted from expenses related to the Loan Facility (interest expense, amortization of deferred financing costs and amortization of debt discount) which were not present until the last two weeks of Fiscal 2009.

Liquidity and Capital Resources

At September 30, 2010, our cash position approximated $208,000. Our working capital deficiency as of September 30, 2010 was approximately $4,970,000. Net cash used in operations for fiscal year 2010 amounted to approximately $2,918,000 as compared to approximately $784,000 for fiscal year 2009. This variance occurred due to the Company’s increased net loss and the reduction of advances from customers during fiscal 2010.  Net cash provided by (used in) investing activities amounted to approximately $17,000 and approximately $(4,700) for fiscal years 2010 and 2009 respectively. Net cash provided by financing activities for Fiscal 2010 amounted to approximately $3,023,000 as compared to approximately $621,000 for fiscal 2009, both of which resulted primarily from the issuance of the secured notes payable.

As of September 30, 2010, accounts receivable, net of allowance for doubtful accounts totaled $45,001 and was 3% of total assets.  The normal collection period is between 45 and 90 days. At of September 30, 2009, accounts receivable, net of allowance for doubtful accounts totaled $30,725 and was 1% of total assets. The Company has been able to keep accounts receivables balances low by adopting polices which require a deposit upon purchase order, and requesting payment on delivery of the Company’s products. However, the Company does offer net terms on products and services, but in most cases has required the deposit at time of purchase order, to prevent excessive collection delays of accounts receivable balances.

Inventory turnover rates which are determined by computing the Cost of Goods sold divided by average inventory are 0.67 for the year ended September 30, 2010 and 0.68 for the year ended September 30, 2009.

In September 2009, we entered into a Securities Purchase and Sale Agreement (together with all collateral documents and promissory notes there under, the “Loan Facility”) with Vintage Capital Group, LLC (“Vintage”), whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million in cash.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries. On September 8, 2010, the Company entered into Amendment No. 1 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.0 million in cash.  As of September 30, 2010, under the Loan facility and the Amendment, Vintage advanced approximately $3.6 million in cash.  The original maturity date of this note  was December 16, 2010, which Vintage has extended to February 1, 2011. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted.

Index

On November 4, 2010, the Company entered into Amendment No. 2 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.5 million in cash.

On November 18, 2010, the Company entered into Amendment No. 3 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.0 million in cash.

On December 16, 2010, the Company entered into Amendment No. 4 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.5 million in cash

On August 17, 2010, an agreement was reached between the Company and Bonanza Master Fund, Ltd. (“Bonanza”), regarding the sale by Bonanza of all of their Preferred Stock and Warrant interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, Bonanza sold 65,290 shares of Series D Preferred Stock, together with 447,764 warrants to purchase an aggregate of 1,715,696 shares (1,267,932 shares underlying the preferred stock and 447,764 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company purchased such shares of Preferred Stock and Warrants from Bonanza for an aggregate purchase price of $5,000.  As part of the agreement, Bonanza waived all previously accrued and unpaid dividends totaling approximately $149,000 on the Preferred Shares from the original issuance date to the closing hereof. At the time of repurchase the value of the outstanding warrants was not material.

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

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock (collectively, the “Preferred Shares”) together with warrants (the “Warrants” and collectively with the Preferred Shares, the “Sale Securities) to purchase an aggregate of 8,863,218 shares (6,393,924 shares underlying the preferred stock and 2,469,294 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company hereby purchases the Securities from the SSF Funds for an aggregate purchase price of $10,000.  As additional consideration upon closing the SSF Funds waived all dividends accrued totaling approximately $484,000 on the Preferred Shares from the respective original issuance dates to the closing hereof.  At the time of repurchase the value of the outstanding warrants was not material.

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

Index

The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At September 30, 2010, the accrued dividends aggregated $722,802.  These dividends accrue at a rate of approximately $63,000 per quarter.  Upon closing of the Merger with Vintage, these accrued dividends will be cancelled.

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $208,000 at September 30, 2010. During the year ended September 30, 2010, the Company used cash flows from operating activities of approximately $2,918,000. The Company’s working capital deficiency was approximately $4,970,000 as of September 30, 2010.  The Company’s accumulated deficit was approximately $91,121,000 as of September 30, 2010.  In addition the Company has a stockholders’ deficit of approximately $5,751,000 at September 30, 2010. As of December 13, 2010, the Company has available cash of approximately $500,000 and has received advances under the Vintage Loan Facility of $5.0 million in cash and $0.9 million in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. The maturity date of the loan facility is December 16, 2010, which has recently been extended to February 1, 2011. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted. Under the amendment to this agreement in September 2010, the maximum amount under this Loan Facility has been increased by $1 million, to a total of $4 million in cash. Subsequent to the fiscal year ended September 30, 2010, the Company has entered into further amendments which have increased the Loan Facility by an additional $1 million, to a total of $5.5 million in cash.  In order to fund our current and future cash requirements, we were dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, we were permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. Presently, the Company has been unable to locate any alternative funding sources. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as we were obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and we have been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage has not waived these defaults, we are endeavoring to cure them. The Company is working on a parallel track to relocate our manufacturing to ensure the supply of finished units.  In the interim, we are endeavoring to convert our existing inventory into units for sale while we identify a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund our operations or that any of our alternative funding initiatives as permitted will be successful.

On November 10, 2010, we entered into an Agreement and Plan of Merger with Vintage and its newly-formed wholly-owned subsidiary Capac Co., for Vintage to acquire us whereby Merger Sub would merge with and into us, and we would become a wholly-owned subsidiary of Vintage. The Merger is a “going-private” transaction whereby after the Merger is completed, we would cease to be a SEC reporting company and the trading market for our Common Stock would terminate. At the effective time of the Merger, our outstanding capital stock (other than shares owned by Vintage or Merger Sub, treasury shares or shares for which stockholders have duly exercised their statutory appraisal rights) would be exchanged whereby each share of our Common Stock, and each share of our Series E Convertible Preferred Stock and Series F Convertible Preferred Stock on an “as-converted” basis into Common Stock, will automatically be cancelled and converted into the right to receive $0.065 per share, in cash, and without interest and subject to applicable withholding taxes. Stock options and warrants to purchase shares of our Common Stock will terminate immediately prior to the effective time of the Merger. In addition, the accrued dividend on the Series E Preferred and the Series F Preferred will be cancelled. The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by our stockholders at a special meeting to be called at a future date after clearance of proxy material.

Index

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

2.           Foreign currency

We follow the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the fiscal periods ending September 2010 and 2009.   A determination that our functional currency is the U.S. Dollar is based on the following facts:

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

Index

Recent Accounting Pronouncements

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

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a Smaller Reporting Company.

Index

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Caprius Inc

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Caprius, Inc.

We have audited the accompanying consolidated balance sheets of Caprius, Inc. and Subsidiaries (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprius, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

New York, New York
December 17, 2010

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	As of September 30,
	2010	2009
Current Assets:
Cash	$208,376	$87,174
Accounts receivable, net of allowance for doubtful accounts	45,001	30,725
Inventories	1,153,845	1,151,460
Other current assets	17,508	111,326
Total current assets	1,424,730	1,380,685

Property and Equipment:
Property and equipment, net	59,023	82,297

Other Assets:
Deferred financing cost, net	273,949	593,840
Other	5,200	23,186
Total other assets	279,149	617,026
Total Assets	$1,762,902	$2,080,008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Short Term Loans Payable, net of debt discount	$100,000	$99,466
Notes payable , net of deferred debt discount	4,269,263	1,111,132
Accounts payable	455,083	965,301
Advances from customers	200,798	414,539
Accrued expenses	224,765	447,765
Accrued interest	546,978	9,507
Accrued compensation	597,947	568,678
Total current liabilities	6,394,834	3,616,388

Long-term Liabilities
Derivative Liabilities	396,144	-
Dividends Payable	722,802	933,248
Total long-term liaibilites	1,118,946	933,248

Total Liabilities	7,513,780	4,549,636

Stockholders’ Deficiency:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, stated value $12.40, convertible, zero shares at September 30,	-	1,443
2010, 144,321 at Septembe 30, 2009
Series E, stated value $250, convertible, 4,200 shares at September 30,	42	91
2010, 9,100 at September 30, 2009
Series F, stated value $60, convertible, 60,000 shares at September 30,	600	780
2010 and 77,966 at September 30, 2009
Common stock, $.01 par value
Authorized - 250,000,000 shares, issued 5,432,990 shares and outstanding 5,431,865 shares at September 30, 2010 and at
September 30, 2009	54,330	54,330
Additional paid-in capital	85,317,648	87,389,310
Accumulated deficit	(91,121,248)	(89,913,332)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ deficiency	(5,750,878)	(2,469,628)
Total Liabilities and Stockholders' Deficiency	$1,762,902	$2,080,008

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30, 2010	September 30, 2009

Revenues:
Product sales	$1,167,289	$1,239,865

Operating Expenses:
Cost of product sales	767,778	1,051,858
Research and development	40,260	83,918
Selling, general and administrative	2,844,299	2,990,388

Total operating expenses	3,652,337	4,126,164

Operating loss	(2,485,048)	(2,886,299)

Other income (expense):
Other income	209,379	70,443
Interest expense	(1,841,991)	(75,969)

Change in fair value of derivative liaibilities	472,449	-
Total other income (expense)	(1,160,163)	(5,526)

Net loss	(3,645,211)	(2,891,825)

Dividend - Convertible Preferred Stock	(422,536)	(476,458)
Reversal of previously accrued and unpaid dividends	632,982	-

Net loss attributable to common stockholders	$(3,434,765)	$(3,368,283)

Net loss per basic and diluted common share	$(0.17)	$(0.64)

Weighted average number of common shares outstanding,
basic and diluted	20,347,112	5,284,714

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series D Convertible		Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
									Additional				Total
	Number		Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Equity (Deficiency)

Balance October 1, 2008	172,933	1,729	9,200	92	78,334	783	4,778,027	47,780	87,057,367	(86,530,653)	1,125	(2,250)	574,848

Conversion of Series D Preferred Stock to	(28,612)	(286)					555,663	5,557	(5,271)				-
common shares

Conversion of Series E Preferred Stock to			(100)	(1)			62,500	625	(624)				-
common shares

Conversion of Series F Preferred Stock to					(368)	(3)	36,800	368	(365)				-
common shares

Debt discount on short term notes payable									48,729				48,729

Dividend ($0.67 per Series D convertible preferred stock,$13.50 per Series E convertible preferred stock and $3.24 per Series F convertible preferred stock)										(476,458)			(476,458)

Adjustment to MCM LTD Share issuance costs										(14,396)			(14,396)

Stock-based Compensation									289,474				289,474

Net loss										(2,891,825)			(2,891,825)

Balance September 30, 2009	144,321	$1,443	9,100	$91	77,966	$780	5,432,990	$54,330	$87,389,310	$(89,913,332)	1,125	$(2,250)	$(2,469,628)

Dividend ($0.67 per Series D convertible preferred stock, $13.50 per Series E convertible preferred stock and $3.24 per Series F convertible preferred stock)										(422,536)			(422,536)

Stock-based Compensation									182,222				182,222

Preferred Stock repurchase ( See Note 13)	(144,321)	(1,443)	(4,900)	(49)	(17,966)	(180)			(13,329)	632,982			617,981

Cumulative effect of change in accounting principle October 1, 2009, Adoption of ASC 815, reclassification of equity-linked financial instruments to derivative
liabiliites									(2,240,555)	2,226,849			(13,706)

Net loss										(3,645,211)			(3,645,211)

Balance September 30, 2010	-	$(0)	4,200	$42	60,000	$600	5,432,990	$54,330	$85,317,648	$(91,121,248)	1,125	$(2,250)	$(5,750,878)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CAPRIUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:

Net loss	$(3,645,211)	$(2,891,825)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	24,431	29,841
Stock-based compensation	182,222	289,474
Amortization of debt discount	626,370	44,095
Amortization of deferred financing costs	669,434	-
Change in fair value of derivative liabilities	(472,449)	-
Share issuance adjustment	-	(14,396)
Provison for doubtful accounts	-	32,219
Changes in operating assets and liabilities:
Accounts receivable	(14,276)	793,430
Inventories	(2,385)	769,965
Other assets	93,818	(98,149)
Accounts payable	(510,219)	(470,829)
Advances from customers	(213,741)	225,393
Accrued expenses and compensation	343,740	506,914
Net cash used in operating activities	(2,918,266)	(783,868)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(1,157)	-
Decrease/(Increase) in security deposit	17,986	(4,700)
Net cash provided by (used in) investing activities	16,829	(4,700)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	3,391,282	1,111,132
Deferred financing costs	(349,543)	(593,840)
Proceeds from short term loans	-	162,100
Repayment of short term loans	(4,100)	(58,000)
Repurchase of preferred stock and warrants	(15,000)	-
Net cash provided by financing activities	3,022,639	621,392

Net increase (decrease) in cash	121,202	(167,176)

Cash, beginning of year	87,174	254,350

Cash, end of year	$208,376	$87,174

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$3,517
Cash paid for income taxes	$4,809	$2,187

Non Cash-Flow Items:

Issuance of warrants attached with short term loans	$-	$48,729
Conversion of 28,612 shares of Series D Preferred Stock to
common shares	$-	$5,271
Conversion of 100 shares of Series E Preferred Stock to
common shares	$-	$624
Conversion of 368 shares of Series F Preferred Stock to
common shares	$-	$365

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

Note 2.  Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $208,000 at September 30, 2010. During the year ended September 30, 2010, the Company used cash flows from operating activities of approximately $2,918,000. The Company’s working capital deficiency was approximately $4,970,000 as of September 30, 2010.  The Company’s accumulated deficit was approximately $91,121,000 as of September 30, 2010.  In addition the Company has a stockholders’ deficit of approximately $5,751,000 at September 30, 2010. As of December 13, 2010, the Company has available cash of approximately $500,000 and has received advances under the Vintage Loan Facility of $5.0 million in cash and $0.9 million in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. The maturity date of the loan facility is December 16, 2010, which has been extended to February 1, 2011. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted. Under the amendment to this agreement in September 2010, the maximum amount under this Loan Facility has been increased by $1 million, to a total of $4 million in cash. Subsequent to the fiscal year ended September 30, 2010, the Company has entered into further amendments which have increased the Loan Facility by an additional $1 million, to a total of $5.5 million in cash.  In order to fund the Company’s current and future cash requirements, the Company was dependent solely upon Vintage for one year from the closing date of September 16, 2009 under the terms of their Loan Facility.  Thereafter, the Company was permitted to seek alternative funding provided no event of default has occurred and is continuing under the Vintage Loan Facility. Presently, the Company has been unable to locate any alternative funding sources. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing and the provision and filing of specific financial information. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage has not waived these defaults, the Company is endeavoring to cure them. The Company is working on a parallel track to relocate the Company’s manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

Index

On November 10, 2010, the Company entered into an Agreement and Plan of Merger with Vintage and its newly-formed wholly-owned subsidiary Capac Co., for Vintage to acquire the Company whereby Merger Sub would merge with and into the Company, and the Company would become a wholly-owned subsidiary of Vintage. The Merger is a “going-private” transaction whereby after the Merger is completed, the Company would cease to be a SEC reporting company and the trading market for the Company’s Common Stock would terminate. At the effective time of the Merger, the Company’s outstanding capital stock (other than shares owned by Vintage or Merger Sub, treasury shares or shares for which stockholders have duly exercised their statutory appraisal rights) would be exchanged whereby each share of the Company’s Common Stock, and each share of the Company’s Series E Convertible Preferred Stock and Series F Convertible Preferred Stock on an “as-converted” basis into Common Stock, will automatically be cancelled and converted into the right to receive $0.065 per share, in cash, and without interest and subject to applicable withholding taxes. Stock options and warrants to purchase shares of the Company’s Common Stock will terminate immediately prior to the effective time of the Merger. In addition, the accrued dividend on the Series E Preferred and the Series F Preferred will be cancelled. The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by the Company’s stockholders at a special meeting to be called at a future date after clearance of proxy material.

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

Accounts Receivable and Allowance for Doubtful Accounts. The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. Allowances for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2010 and 2009, the Company’s allowance for doubtful accounts was $20,686 and $32,219 respectively.

Index

Deferred Financing Costs.  Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized to interest expense over the term of the related debt using the interest rate method. The amortization for the year ending September 30, 2010 was approximately $670,000. Since the financing which gave rise to these costs was obtained on September 16, 2009, the amortization for the year ending September 30, 2009 was not material.

Foreign Currency Translation.  The  Company  follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of the Company’s foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations are included in other comprehensive income. Foreign currency transactions and translations were not material during the fiscal periods ending September 2010 and 2009. A determination that the Company’s functional currency is the U.S. Dollar is based on the following facts:

1-	For product sales, payment is required in equivalent US prices on the date of payment.
2-
All cost of goods sold are denominated in US Dollars. All other expenses are generally local currency; however, payroll is administered to the extent possible on an equivalent US Dollar basis to allow for the moving of assets from one country to another.

3-	All financing is done by the parent company via sale of equity securities in the US. There is no financing done in Israel.
4-	The foreign subsidiary is run as a country unit; however, the main management functions are performed by the U.S. management.

Product Warranties. The estimated future warranty obligations related to the product sales are provided by charges to operations in the period in which the related revenue is recognized. The basic warranty covers parts and labor for one year, thereafter extended warranties are available. These charges were immaterial in each of the years ended September 30, 2010 and 2009.  Deferred revenue for any extended warranties is recorded in the period that the warranty covers.  Revenue received for extended warranties and the warranty expense historically has not been material.
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

Index

Derivative Financial Instruments.  The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the year ended September 30, 2010, potential common shares amount to 19,722,476 shares, as compared to 32,992,634 for the year ended September 30, 2009 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2009
Options	3,322,924	3,354,424
Warrants	7,774,552	13,351,314
Underlying Preferred Stock	8,625,000	16,286,896

Totals	19,722,476	32,992,634

The weighted average number of common shares outstanding for the year ended September 30, 2010 includes the underlying shares exercisable with respect to the issuance and subsequent adjustments of warrants exercisable at $0.01 per share.  In accordance with ASC 260, Earnings per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share. The number of warrants exercisable at $0.01 per share on September 30, 2010 was 16,769,561.

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

 Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates and assumptions of the Company are stock-based compensation, the useful life of fixed assets, depreciation and amortization, fair value of derivative liabilities, warrants, income taxes and foreign currency.

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, accounts payable accrued expenses, notes payable and short-term notes payable whose carrying value is net of unamortized debt discount are reasonable estimates of their fair values because of the short-term nature of those instruments.

Index

Research and Development Costs.  All research and development costs are charged to operations as incurred.

Concentration of Credit Risk and Significant Customers.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade accounts receivable.

Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations. For the year ended September 30, 2010, two customers accounted for $834,950 of the consolidated total revenue, individually they accounted for approximately 53% (customer A) and 18.5% (customer B) respectively of the total revenue. There was no accounts receivable from these two major customers at September 30, 2010.  For the year ended September 30, 2009, two customers accounted for approximately 54% (customer A) and 10% (customer C) respectively of the consolidated total revenue There was no accounts receivable from these two major customers at September 30, 2009.

The Company purchases a substantial amount of its inventory products from a limited number of suppliers.  If in the future these suppliers were to cease to supply these inventory products, management believes there are alternative vendors available to meet its needs.

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

Recent Accounting Pronouncements In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning October 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

Index

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4.  Inventories

Inventories consist of the following as of September 30,

	2010	2009
Raw materials	$1,055,030	$1,032,988
Finished goods	98,815	118,472
	$1,153,845	$1,151,460

Note 5.  Property and Equipment

As of September 30,

	2010	2009
Furniture, Fixtures and Equipment	$312,802	$311,645
Leasehold Improvements	-	-
	312,802	311,645
Less: accumulated depreciation	253,779	229,348
	$59,023	$82,297

The depreciation expense recorded was $24,431 and $29,841 for the years ended September 30, 2010 and 2009.

Note 6.  Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for those warrants issued to investors in 2005 and 2007 for its Series C, E and F Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision (the Series C, E and F warrants each have provisions that adjust either the exercise price and/or quantity of the warrants in the event of a subsequent offer of equity at a lower effective price than the then applicable exercise price of the warrants). Also, the warrants issued on January 22, 2010 (“2010 Warrants”) to Vintage Capital Group LLC in connection with the Loan Facility do not contain fixed settlement provisions. (See note 14).  As a result, the instruments needed to be accounted for as derivative liabilities.  In accordance with ASC 815, these warrants have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.  As of February 2010 the Series C warrants have expired.

Index

The fair value of the warrants were measured using the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice Model and the following assumptions:

	September 30, 2010	October 1, 2009	Date of issuance
2005 Series C Warrants:
Risk-free rate	-	2.32%	3.875%
Annual rate of dividends	-	-	0
Volatility	-	95.89%	27.01%
Weighted Average life (years)	-	.42	5

2007 Series E Warrants:
Risk-free rate	0.45%	2.32%	4.50%
Annual rate of dividends	0	0	0
Volatility	191.46%	95.89%	78.25%
Weighted Average life (years)	1.42	2.5	5

2007 Series F Warrants:
Risk-free rate	0.45%	2.32%	3.35%
Annual rate of dividends	0	0	0
Volatility	159.41%	95.89%	59.15%
Weighted Average life (years)	2.25	3.25	5

2010 Warrants:
Risk-free rate	0.16%	-	0.30%
Annual rate of dividends	0	-	0
Volatility	219.72%	-	173.90%
Weighted Average life (years)	0.25	-	1

Fair Value	$396,144	$13,706	$3,095,442

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in accumulated deficit by $2,226,849. The difference of $13,706 was recorded as derivative liability. As of September 30, 2010, derivative liability associated with the 2005 Series C warrants, the 2007 Series E warrants and the 2007 Series F warrants were revalued, the $22,829 increase in the derivative liability is included as a reduction of the gain on change in fair value of derivative liabilities in the Company’s consolidated statement of operations for the year ended September 30, 2010.

On the date of issuance the derivative liability associated with the 2010 warrants was $854,887.  At September 30, 2010, the derivative liability associated with the 2010 warrants was revalued to $359,609.  The $495,278 decrease in the derivative liability at September 30 2010 is included as a change in fair value of derivative liabilities in the Company’s consolidated statement of operations for the year ended September 30, 2010.

Index

Note 7.  Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$396,144	$-	$-	$396,144

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended September 30,
	2010	2009

Beginning balance	$(13,706)	$-
Net unrealized gain on change in fair value of derivative liabilities	472,449	-
Derivative liabilities recorded	(854,887)	-
Ending balance	$(396,144)	$-

Note 8. Debt Financing

On September 16, 2009, the Company entered into a Securities Purchase and Sale Agreement with Vintage Capital Group, LLC, whereby Vintage extended a loan facility to the Company maturing on December 16, 2010. Vintage has agreed to extend the maturity date of the loan to February 1, 2011. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted.

Under the Loan Facility which contains certain operational covenants, Vintage will advance to the Company up to an aggregate of $3.0 million in cash.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum (subject to a default rate of 17% per annum).  Advances under the Loan Facility, including any subsequent fundings are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all of the Company’s assets.  As discussed in Note 2 the Company is in violation of certain covenants. Warrants were issued in connection with this Loan facility on January 22, 2010 as more fully described in Note 14

On September 8, 2010, the Company entered into Amendment No. 1 to the Securities Purchase and Sale Agreement as described above with Vintage, whereby the maximum availability thereunder was increased to $4.0 million in cash.

Index

On November 4, 2010, the Company entered into Amendment No. 2 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.5 million in cash.

On November 10, 2010, the Company entered into an Agreement and Plan of Merger with Vintage and its newly-formed wholly-owned subsidiary Capac Co., for Vintage to acquire the Company whereby Merger Sub would merge with and into the Company, and the Company would become a wholly-owned subsidiary of Vintage. The Merger is a “going-private” transaction whereby after the Merger is completed, the Company would cease to be a SEC reporting company and the trading market for the Company’s Common Stock would terminate. At the effective time of the Merger, the Company’s outstanding capital stock (other than shares owned by Vintage or Merger Sub, treasury shares or shares for which stockholders have duly exercised their statutory appraisal rights) would be exchanged whereby each share of the Company’s Common Stock, and each share of the Company’s Series E Convertible Preferred Stock and Series F Convertible Preferred Stock on an “as-converted” basis into Common Stock, will automatically be cancelled and converted into the right to receive $0.065 per share, in cash, and without interest and subject to applicable withholding taxes. Stock options and warrants to purchase shares of the Company’s Common Stock will terminate immediately prior to the effective time of the Merger. In addition, the accrued dividend on the Series E Preferred and the Series F Preferred will be cancelled. The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by the Company’s stockholders at a special meeting to be called at a future date after clearance of proxy material.

On November 18, 2010, the Company entered into Amendment No. 3 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.0 million in cash.

On December 16, 2010, the Company entered into Amendment No. 4 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.5 million in cash.

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

As of September 30, 2010, under the Loan facility and Amendment Vintage has advanced to the Company approximately $4.5 million ($3.6 million in cash and $0.9 million in payments in kind) which the Company has used to satisfy certain liabilities, working capital and related fees and expenses associated with this agreement.

During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company has amortized the full amount of $10,271 as of December 31, 2009.  The balance of this short-term loan as of September 30, 2010 net of debt discount is $25,000.  These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

Index

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and is to be amortized over the life of the loan.  The maturity date of these loans is 90 days from issuance and as such the Company had amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of September 30, 2010 net of debt discount is $75,000. These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

 In February 2009, the Company entered into a short term bridge loan for a sum of $50,000 subject to 12% interest.  This short term loan together with accrued interest was repaid on September 16, 2009.

Note 9.  Related Party Transactions

In February 2009, the Company received a short term loan for a sum of $12,100 from an officer of the Company.  This loan was fully repaid in two installments, in September 2009 and October 2009.

Note 10.  Share Based Compensation (also refer to Note 15)

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $182,222 for the fiscal year ended September 30, 2010 and $289,473 for the year ended September 30, 2009 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying consolidated statements of operations. During the year ended September 30, 2010, no options were granted by the Company.

 As of September 30, 2010 the fair value of the unvested stock options amounted to $78,722 which is expected to be recognized over a weighted average period of approximately 2.25 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumption:

	Year Ended Sept 30, 2010	Year Ended Sept 30, 2009
Risk-Free Interest Rate	-	2.31% - 2.36%
Expected volatility	-	76% - 117%
Expected life (in years)	-	4
Expected dividend yield	-	0%

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

Transactions under the various stock option plans during the fiscal year ended September 30, 2010 and 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2008	2,023,175	$0.84
Granted	1,500,000	$0.15
Forfeited / Expired	(168,751)	$0.65

Outstanding at September 30, 2009	3,354,424	$0.54
Granted	-	-
Forfeited / Expired	(31,500)	$3.48

Outstanding at September 30, 2010	3,322,924	$0.51
Exercisable at September 30, 2010	2,182,093	$0.69

Index

Note 11. Employee Benefits

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code.  Caprius employees become eligible for participation after completing 3 months of service and attaining the age of twenty-one.  For the years ended September 30, 2010 and 2009, the Company has not adopted a matching option to the plan.  The Company is in the process of closing this plan, and has provided all participants with withdrawal/rollover documentation.

Note 12. Income Taxes

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following, as of September 30,

	2010	2009
	(in thousands)
Provision (benefit) for Federal income taxes	$(1,239)	$(983)
State and local income taxes, net of Federal Benefit	(211)	(162)
Foreign Subsidiary Tax holiday	46	66
Permanent Differences:
Gain on Derivatives	(189)	-
Change in valuation allowance	1,593	1,079
Provision(benefit) for income taxes	$0	$0

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets
Allowance for doubtful accounts	$8	$13
Stock Compensation	437	364
Temporary Differences:
Amortization of debt discount	251	-
Net Operating loss carryforward	7,145	5,870
Total deferred tax assets	7,840	6,247

Deferred tax liabilities	-	-
Valuation Allowance	(7,840)	(6,247)
Net	$0	$0

The Company files income tax returns for Caprius, Inc. and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions, most notably New Jersey.  As of September 30, 2010, the tax returns for Caprius, Inc for the years 2007 through 2010 remain open to examination by the Internal Revenue Service and various state authorities.

Index

Accounting for Uncertainty in Income Taxes

The Company has adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended September 30, 2010 and 2009 respectively.  As of September 30, 2010 and 2009, no liability for unrecognized tax benefits was required to be recorded.  The Company will record interest and penalties as interest expense in general and administrative expenses.

NOL Limitations

The Company’s utilization of Net Operating Loss (“NOL”) carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

  During 2008, the Company completed a Section 382 study and determined that approximately $32.6 million of its NOL carryforward would be subjected to such limitation.  After giving effect to such changes, the Company estimates that its NOLS available to offset future taxable income, if any, amount to approximately $17.9 million and $14.7 million at September 30, 2010 and 2009, respectively.

Valuation Allowance

A full valuation allowance is being maintained resulting in a net deferred tax asset of zero until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reduced accordingly

Note 13.  Capital Stock

Repurchase of Bonanza Master Fund, Ltd. Preferred Stock and Warrants

On August 17, 2010, an agreement was reached between the Company and Bonanza Master Fund, Ltd. (“Bonanza”), regarding the sale by Bonanza of all of their Preferred Stock and Warrant interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, Bonanza sold 65,290 shares of Series D Preferred Stock, together with 447,764 warrants to purchase an aggregate of 1,715,696 shares of the Company’s Common Stock to the Company, and the Company purchased such shares of Preferred Stock and Warrants from Bonanza for an aggregate purchase price of $5,000.  Included in the terms of the aforementioned agreement, upon closing Bonanza have waived all previously accrued and unpaid dividends totaling approximately $149,000 on the Preferred Shares from the original issuance date to the closing hereof. At the time of repurchase the value of the outstanding warrants was not material

Index

Repurchase of SSF Preferred Stock and Warrants

On June 30, 2010, an agreement was reached between the Company and Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P. (“SSFPE”) and Special Situations Fund III, L.P. (“SSFIII” and together with SSFQP and SSFPE, sometimes collectively, the “SSF Funds”), regarding the sale or other disposition by the SSF Funds of all of their equity interests in the Company (the “Company Securities”) to the Company.

Under the terms of the agreement, the SSF Funds sold 79,031 shares of Series D Preferred Stock, 4,900 shares of Series E Preferred Stock and 17,966 shares of Series F Preferred Stock (collectively, the “Preferred Shares”) together with warrants (the “Warrants” and collectively with the Preferred Shares, the “Sale Securities) to purchase an aggregate of 8,863,218 shares (6,393,924 shares underlying the preferred stock and 2,469,294 shares underlying the warrants) of the Company’s Common Stock to the Company, and the Company purchased the Securities from the SSF Funds for an aggregate purchase price of $10,000.  As additional consideration in connection with the sale and purchase of the Sale Securities, upon closing the SSF Funds  have waived all dividends accrued totaling approximately $484,000 on the Preferred Shares from the respective original issuance dates to the closing hereof.  At the time of repurchase the value of the outstanding warrants was not material.

Preferred Stock Conversions to Common

On October 14, 2008, a holder of Series D Preferred Stock converted 27,000 such shares into 524,340 shares of Common Stock and on September 30, 2009 an additional holder of Series D Preferred Stock converted 1,612 such shares into 31,323 shares of Common Stock.  On September 30, 2009, a holder of Series E Preferred Stock converted 100 such shares into 62,500 shares of Common Stock.  On September 30, 2009 a holder of Series F Preferred Stock converted 368 such shares into 36,800 shares of Common Stock.  During the year ended September 30, 2010 no preferred shares were converted into shares of common stock of the Company.

Dividends

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series D Preferred Stock provides for a cumulative dividend of $0.67 per share commencing October 1, 2007, the Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock. During Fiscal 2010 as referenced above accrued dividends totaling approximately $633,000 ($484,000 by SSF and $149,000 by Bonanza) were waived in connection with the repurchase of the preferred stock and warrants by the Company.  At September 30, 2010 and September 30, 2009, the accrued dividends aggregated $722,802 and $933,248. In the event that the Merger agreement as described within the document is successful, any accrued dividends will be cancelled.

Note 14.  Stock Warrants

On January 22, 2010, as a post-closing obligation under the September 2009 Loan Facility, the Company issued a warrant to Vintage (the “Vintage Warrant”) to purchase 40% of its common stock, $.01 par value (“Common Stock”), on a fully diluted basis at an exercise price of $0.01 per share for a term of seven years. Based upon the Company’s capitalization at the time of the grant, the Vintage Warrant would be exercisable into 25,602,333 shares of Common Stock (this number of shares may change based upon the capitalization representing 40% of the Company’s common stock at the time of exercise). Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.01 per share, zero dividends, expected volatility of 173.90%, risk free interest rate of 0.30% and an expected life of 1 year, the Company has determined that the fair value of these warrants is $0.033 per share or $854,887.  This fair value was recorded as a debt discount and is to be amortized over the life of the loan.  As of September 30, 2010 the Company has recorded amortization of approximately $621,736 on this debt discount.  In addition, Vintage received certain rights to register under the Securities Act of 1933, as amended, the shares underlying the Vintage Warrant, pursuant to a Registration Rights Agreement. Further, the Company granted Vintage certain preemptive rights and observer rights for meetings of the Companies Board of Directors pursuant to an Equity Rights Agreement.  The expiration of certain warrants and the repurchase of the SSF preferred stock and warrants reduced the Company’s capitalization, which reduced the number of shares exercisable on the Vintage Warrant.  On September 30, 2010 the number of shares exercisable on the Vintage Warrant was 16,769,561.

Index

On August 11, 2009, the Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and has been fully amortized.   As of September 30, 2009 the Company had amortized $5,637 of the relative fair value of the debt discount.

On June 5, 2009, the Company issued to a group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share. The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and has been fully amortized as of September 30, 2009.

Warrants issued are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share
Balance, October 1, 2008	10,539,226	$0.50–$5.60	$0.92
Granted in 2009	3,000,000	$0.10	$0.10

Expired in 2009	(187,912)	$0.50 - $5.00	$2.83

Balance, September 30, 2009	13,351,314	$0.10 – $5.60	$0.71
Granted in 2010	25,602,333	$0.01	$0.01

Expired in 2010	(2,659,704)	$0.93 - $5.60	$1.33

Adjusted in 2010	(8,832,772)	$0.01	$0.01

Cancelled in 2010	(2,917,058)	$0.50 - $1.40	$0.74

Balance, September 30, 2010	24,544,113	$0.01 - $2.00	$0.16

Note 15.  Stock Option Plans

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

Index

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

Effective October 1, 2006, the Company adopted the provisions under ASC 718 “Share-Based Payment” using the modified prospective method and the Black-Scholes option pricing model and records stock-based compensation expense as part of the statement of operations. As of September 30, 2010, there were 2,292,924 options outstanding under the 2002 plan, exercisable at prices from $0.05 to $4.00 per share   The Company recorded total stock-based compensation of $182,222 for the fiscal year ended September 30, 2010 and $289,474 for the year ended September 30, 2009, for options granted and vested. These amounts have been included in selling, general and administrative expense.  As of September 30, 2010 the fair value of the unvested stock options amounted to $78,722 which is expected to be recognized over a weighted average period of approximately 2.25 years.

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

Stock option transactions under the 2002 plan are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2008	1,861,675	$0.50 -$4.00	$0.79
Granted in 2009	500,000	$0.05	$0.05

Forfeited/Expired in 2009	(68,751)	$0.50 -$0.75	$0.57

Balance, September 30, 2009	2,292,924	$0.05 -$4.00	$0.63

Balance, September 30, 2010	2,292,924	$0.05 -$4.00	$0.63

Index

No options issued under the 2002 plan were either granted, forfeited or expired during the fiscal year ended September 30, 2010.

Stock option transactions not covered under the years 2002 and 1993 option plans in the fiscal year 2007, 2008 and 2009 are as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance October 1, 2008	130,000	$0.70- $1.75	$0.94
Granted in 2009	1,000,000	$0.20	$0.20
Forfeited/Expired in 2009	(100,000)	$0.70	$0.70
Balance September 30, 2009	1,030,000	$0.20- $1.75	$0.25
Balance September 30, 2010	1,030,000	$0.20- $1.75	$0.25

No options issued not covered under the 2002 and 1993 plans were neither granted, forfeited or expired during the fiscal year ended September 30, 2010.

Stock option transactions under the 1993 plan:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price Per Share

Balance, October 1, 2008 and September 30,2009	31,500	$3.00 -$5.00	$3.48
Expired in 2010	(31,500)	$3.00 - $5.00	$3.48
Balance as of September 30, 2010	0	$0	$0

The following  table summarizes information about stock options outstanding at September 30, 2010:

	Outstanding Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2010	Life (years)	Price	Value

$0.05 - $0.80	2,786,874	7.47	$0.36	0
1.10	458,000	5.33	1.10	0
1.75	30,000	0.83	1.75	0
3.00 – 4.00	48,050	2.21	3.08	0

$0.05 - $4.00	3,322,924	7.04	$0.51	0

Index

	Exercisable Options
		Weighted-
	Number	Average	Weighted-
Range of	Outstanding at	Remaining	Average
Exercise	September 30,	Contractual	Exercise	Intrinsic
Prices	2010	Life (years)	Price	Value

$0.05 - $0.80	1,646,043	6.89	$0.48	0
1.10	458,000	5.33	1.10	0
1.75	30,000	0.83	1.75	0
3.00 – 4.00	48,050	2.21	3.08	0

$0.05 - $4.00	2,182,093	6.38	$0.69	0
The intrinsic value is calculated as the difference between the market value of the Company’s common stock at September 30, 2010, which was $0.03 per share and the exercise price of the options.

Total stock options vested and exercisable at September 30, 2010	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share

Plan shares	1,902,093	$0.05- $4.00	$0.76
Non-plan shares	280,000	$0.20 -$1.75	$0.19
	2,182,093	$0.50 - $5.00	$0.69

Note 16.  Commitments and Contingencies

Operating leases

The Company leases administrative office space in Paramus, New Jersey (prior to June 2009 the Company leased office space in Hackensack, New Jersey) and approximately 2,000 feet of warehouse space in Michigan.  The Company currently leases a facility on a month-to-month basis in Tel Yosef, Israel for storage of its inventory and parts prior to their dispatch to the contract assembly partner’s facility. These locations are leased on a month to month basis with a 60 day cancellation notification period by either party at an aggregate monthly rent of approximately $4,500.  Lease expense for all facility leases totaled approximately $54,000, and $128,000 for the years ended September 30, 2010 and 2009, respectively and were recorded as part of selling, general and administrative expenses within the consolidated statement of operations.

Index

 Legal proceedings

In September 2008,Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon the Company’s review of the complaint, the Company believes the Plaintiffs’ claims have no merit and the Company will continue to defend this action. The Company has filed a motion for summary judgment with the Court requesting that this matter be dismissed. Accordingly, the Company has not recorded any accrual for this litigation as of the date of this filing. On July 16, 2010, the Plaintiffs filed an opposition motion against the Company’s motion for summary judgment. In response the Company filed opposition to the plaintiff’s motion to dismiss the Company’s motion to dismiss the case by way of summary judgment. On August 11, 2010, the plaintiff filed papers in support of its Sur-Reply in furtherance of its opposition to the Company’s motion for summary judgment. As of October 2010, the motion for summary judgment was denied for issues of fact and these proceedings are now in the discovery stage with depositions scheduled to take place during early 2011.

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

Note 17.  Geographic Information

The Company does not have reportable operating Segments as defined in the ASC 280 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the years ended September 30, 2010 and 2009.

For the years ended September 30,	2010	2009
Net Revenues:
Israel	$956,735	$922,478
United States	210,554	317,387
Totals	$1,167,289	$1,239,865

Index

	September 30, 2010	September 30, 2009
Identifiable Assets:
Israel	$1,113,698	$1,204,327
United States	649,204	875,681
Totals	$1,762,902	$2,080,008

Note 18.  Subsequent Events

Vintage has agreed to extend the maturity date to the earlier of (i) February 1, 2011 or (ii) the termination of the Merger Agreement, on the Loan Facility, which was previously scheduled to mature on December 16, 2010. The Company will seek further extensions until the close of the Merger, but there can be no assurance that further extensions will be granted.

On December 16, 2010, the Company entered into Amendment No.4 to the Securities Purchase and Sale Agreement dated September 16, 2009 with Vintage Capital Group, whereby the maximum availability thereunder was increased to $5.5 million in cash.

On November 19, 2010 the Company filed an 8-K with the SEC for an event of November 18, 2010, in which the Company entered into Amendment No.3 to the Securities Purchase and Sale Agreement dated September 16, 2009 with Vintage Capital Group, whereby the maximum availability thereunder was increased to $5.0 million in cash.

On November 12, 2010 the Company filed an 8-K with the SEC for an event of November 10, 2010, in which the Company entered into an Agreement and Plan of Merger, with Vintage Capital Group, LLC (“Parent”) and Capac Co., a Delaware corporation and a newly-formed wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides for Parent to acquire the Company through a merger of the Merger Sub with and into the Company (“the Merger”), with the Company continuing as the surviving corporation in the Merger, becoming a direct wholly-owned subsidiary of Parent. The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others to cause a special meeting of the Company’s stockholders to be held to consider the adoption of the Merger Agreement.  The Merger is subject to fulfillment of customary closing conditions, including approval by the holders of a majority of the outstanding shares of common stock and Series E Preferred Stock and Series F Preferred Stock, on an “as converted” basis, voting as one class, and completion of the Merger by June 30, 2011.  The stockholders will have statutory appraisal rights in accordance with the Delaware General Corporation Law. After the Merger, the Company will be a privately-held corporation.  There will be no public market for the common stock and the Company will terminate the registration of its common stock with the Securities and Exchange Commission.

On November 12, 2010, the Company filed an 8-K with the SEC for an event of November 5, 2010, in which the Company entered into a Separation Agreement and General Release with Jonathan Joels, the Company’s former CFO. This agreement also provides for the resignation by Mr. Joels of his position of director on the Board of the Company, as well as of any of its subsidiaries of which he is a director, and as a trustee of the Company’s 401(k) retirement plan.  The Agreement also provides for the payment to Mr. Joels by the Company of any accrued compensation at the time of his release along with a gross severance payment of approximately $127,500.

On November 8, 2010 the Company filed an 8-K with the SEC for an event of November 4, 2010, in which the Company entered into Amendment No.2 to the Securities Purchase and Sale Agreement dated September 16, 2009 with Vintage Capital Group, whereby the maximum availability thereunder was increased to $4.5 million in cash.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS & PROCEDURES

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

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated  the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2009.  Based on that review and evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company continued to have difficulty in evaluating, applying, and documenting complex accounting principles, and in preparing a complete report without major errors, within the Company’s accounting function and reported that a material weakness exists within its system of controls.

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

Index

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(15(f)) under the Securities Exchange Act of 1934, as amended).  The Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009 the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls, as of September 30, 2010, were not effective in providing reasonable assurances regarding reliability of financial reporting, for the reasons set forth above in “Evaluation of Disclosure Controls and Procedures.”

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit us to provide only the Company’s management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting during the year ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names of our directors and executive officers of the Company as of September 30, 2010.

Name	Age	Position

Dwight Morgan	51	Chairman, President and Chief Executive Officer

George Aaron	58	Executive Vice President – International Business Development and Director

Raymond Jackshies	39	Chief Financial Officer, Treasurer, Secretary

Jonathan Joels	54	Director

Kenneth C. Leung (1)(2)	66	Director

Roger W. Miller (1)	64	Director
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

Raymond Jackshies.  Mr. Jackshies has been Chief Financial Officer since September 2010.  Prior thereto, Mr. Jackshies held the position of Controller since January 2004. Before joining the Company, Mr. Jackshies held various accounting positions with American Express Inc. Mr. Jackshies received a BS in Finance from Bryant University.

Jonathan Joels. Mr. Joels was CFO, Treasurer, Secretary from June 1999 to September 2010 and a Director from June 1999 to November 2010.  From 1992 to 1998, Mr. Joels was the co-founder and CFO of Portman Pharmaceuticals, Inc. and in 1994 co-founded CBD Technologies, Inc.  Mr. Joels’ previous experience included serving as a principal in Portman Group, Inc, CFO of London & Leeds Corp. and Chartered Accountant positions with both Ernst & Young and Hacker Young between 1977 and 1981.  Mr. Joels qualified and was admitted as a Chartered Accountant to the Institute of Chartered Accountants in England and Wales in 1981 and holds a BA Honors Degree in Accountancy (1977) from the City of London.

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

The Board of Directors met either in person or telephonically nine times in the fiscal year ended September 30, 2010 and four times in the fiscal year ended September 30, 2009.  Each of the Directors attended at least 75% of the meetings.

The Board of Directors has standing Audit and Compensation/Option Committees.  We do not have a nominating committee.

The Audit Committee reviews with our independent public accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls.  In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.  The Audit Committee met four times during the fiscal year ended September 30, 2010.  The Audit Committee has not designated an Audit Committee Financial Expert.

The Compensation/Option Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and administers our Stock Option Plans. The Compensation/Option committee did not meet   during the fiscal year ended September 30, 2010 and met two times during the fiscal year ended September 30, 2009.

As of November 5, 2010, Mr. Joels has resigned from the Company’s Board of Directors.

Compensation of Directors

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee thereof.  Non-employee Board members are entitled to an annual fee of $20,000 and a one time grant of 20,000 options under our 2002 Stock Option Plan, upon their appointment to the Board. Any future option grants are at the discretion of the Board. During fiscal 2010, we had two Non-employee Board members.  Each of these Board members was paid all of or a portion of the $20,000 annual fee based upon their time served on the Board in fiscal 2010.  The two Non-employee Board members were Ken Leung and Roger Miller, and each received $15,000 during Fiscal 2010, with the remaining accrued balance to be paid during fiscal 2011. In addition, during fiscal 2010, Mr. Leung received additional compensation of $15,000 as Chairman of the Audit Committee, with the remaining accrued balance of $5,000 to be paid during fiscal 2011. Subsequently, Mr. Leung and Mr. Miller have been appointed to a Special Committee for the Vintage Merger.  Each will receive $25,000 in fees for their participation on this committee.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2010 and 2009, Kenneth C. Leung, was the only member of our Compensation/Option Committee.  Mr. Leung is not an executive officer or employee of the Company or its subsidiaries.

Compliance with Section 16 (a)

Based solely in our review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, we believe that, during the fiscal years ended September 30, 2010 and 2009, there was compliance with Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by us to (i) our Chief Executive Officer and (ii) our most highly compensated officers whose cash compensation exceeded $100,000 for services performed during each of the three years ended September 30, 2010.

Index

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Dwight Morgan Chairman, President & CEO	2010 2009 2008	250,000 250,000 250,000	-0- -0- -0-	-0- -0- -0-	-0- 62,070 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250,000 312,070 250,000
Jonathan Joels Former CFO	2010 2009 2008	220,000 220,000 220,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	220,000 220,000 220,000
George Aaron Exec. VP – Int’l Business Development	2010 2009 2008	137,000 137,000 137,000	-0- -0- 87,825	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	137,000 137,000 224,825

On October 16, 2009, we entered into an Employment Agreement with Mr. Morgan for a term ending October 31, 2010 subject to one year renewals. The Agreement includes, in addition to the continuation of Mr. Morgan’s base salary, a provision for an annual bonus as determined by the Compensation Committee, severance provisions, and non-competition provisions.  This agreement has been renewed through October 31, 2011. Mr. Aaron does not have an Employment Agreement. As of September 15, 2010, Mr. Joels employment ceased with the Company.  In addition, as of this date, Mr. Jackshies has assumed the role of the Company’s Chief Financial Officer.

Mr. Morgan, Mr. Joels and Mr. Aaron have been paid annual base salaries of $250,000, $220,000, and $137,000 respectively and each receives a monthly car allowance in the amount of $1,000.  Messrs. Morgan, Joels and Aaron are reimbursed for other expenses incurred by them on behalf of the Company in accordance with Company policies. As of September 30, 2010, from the amounts shown in the above table, $88,900 for Mr. Morgan, $104,400 for Mr. Joels, and $86,500 for Mr. Aaron, were accrued for base salaries.

On November 5, 2010, the Company entered into a Separation Agreement and General Release with Jonathan Joels, the Company’s former CFO, whereby Mr. Joels resigned as a director, as a trustee of the Company’s 401(k) retirement plan and received any accrued compensation due at the time of his release along with a gross termination payment of approximately $127,500.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.  As of September 30, 2010, under our 401(k) plan there was no matching contribution by the Company.

Index

Listed below is information with respect to options for the above-named executive officers as of September 30, 2010:

Individual Grants
(a)	(b)	(c)	(d)	(e)

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh)	Expiration Date

Dwight Morgan	-	-	-	-

Raymond Jackshies	-	-	-	-

George Aaron	-	-	-	-

Fiscal Year End Option Value
Name	Number of Securities Underlying Unexercised Options at Sept. 30, 2010 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Sept. 30, 2010 Exercisable ($)

Dwight Morgan	625,475/764,525	$-0-

George Aaron	450,475/14,525	$-0-

Raymond Jackshies	53,714/64,286	$-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table and footnotes sets forth, as of September 30, 2010, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group:

Index

Name of Beneficial Owner*	Position with Company	Amount and Nature of Beneficial Ownership (1) of Common Stock	Percentage of Securities**

Vintage	Holder of over five percent	16,769,561(2)	75.5%

Great Point Partners 165 Mason Street, 3rd Floor Greenwich, CT 0683	Holder of over five percent	6,594,000 (3)	54.8%

Dolphin Offshore Partners LP 120 East 17th Street New York, NY 10003	Holder of over five percent	4,775,000 (4)	46.8%

Knight Equity Markets, L.P. 545 Washington Blvd 3rd Floor Jersey City, NJ 07310	Holder of over five percent	931,016 (5)	17.14%

Vision Opportunity Master Fund Ltd. 20 West 55th Street New York, NY 10019	Holder of over five percent	561,250 (6)	9.99%

Dwight Morgan	Chairman of the Board; Chief Executive Officer; President	890,000 (7)	14.1%

George Aaron	Director, Executive Vice President –Int’l Business Development	696,812 (8)	11.8%

Raymond Jackshies	Chief Financial Officer; Treasurer; Secretary	57,285(9)	1.0%

Jonathan Joels	Director	691,609 (10)	11.7%

Kenneth C. Leung	Director	19,586 (11)	**

Roger W. Miller	Director	55,478 (12)	**

All executive officers and Directors as a group (6 persons)		2,410,770 (13)	33.1%

*	Address of all holders except those listed with a specific address above is 10 Forest Ave, Suite 220, Paramus, New Jersey 07652.
**	Less than one percent (1%)

(1)
Includes voting and investment power, except where otherwise noted.  The number of shares beneficially owned includes shares each beneficial owner and the group has the right to acquire within 60 days of September 30, 2010, pursuant to stock options, warrants and convertible securities, but without calculating the number of shares of common stock other beneficial owners then have the right to acquire.

(2)	Consists of 16,769,561 shares underlying warrants presently exercisable. There is no voting power associated with these securities until such time as they are exercised.

Index

(3)
Consists of (i) 4,710,000 shares underlying Series F Convertible Preferred stock and (ii) 1,884,000 shares underlying warrants presently exercisable terminating on December 5, 2012.  Jeffrey Jay has investment power and voting power of these securities.

(4)
Consists of (i) 2,250,000 shares underlying Series E Convertible Preferred Stock, (ii) 1,000,000 shares underlying Series F Convertible Preferred Stock and (iii) 1,525,000 shares underlying warrants presently exercisable terminating on February 29, 2012 and December 5, 2012. Peter Salas has investment power and voting power of these securities.

(5)	Consists of 931,016 common shares.

(6)
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

(7)	Includes 890,000 shares underlying options presently exercisable and excludes 500,000 shares underlying options which are currently not exercisable.

(8)	Includes (i) 353 shares in retirement accounts, (ii) 5 shares jointly owned with his wife and (iii) 465,000 shares underlying options presently exercisable.

(9)	Includes 57,285 shares underlying options presently exercisable and excludes 60,715 shares underlying options which are currently not exercisable.

(10)	Includes (i) 48,000 shares as trustee for his children, (ii) 465,000 shares underlying options presently exercisable, and (iii) 17,241 shares in a retirement account.

(11)	Includes 19,586 shares underlying options presently exercisable and excludes 414 shares underlying options which are currently not exercisable.

(12)	Includes 18,754 shares underlying options presently exercisable and excludes 1,246 shares underlying options which are currently not exercisable.

(13)	Includes 1,915,625 shares underlying options presently exercisable, and excludes 562,375 shares underlying options which are currently not exercisable.

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

Index

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Fiscal 2010 and 2009, there were no reportable transactions by us with any of our officers, directors, principal stockholders or affiliates, except as indicated in Note 10 to the consolidated financial statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SEPTEMBER 30,
	2010	2009
AUDIT FEES	$105,000	$100,000
TAX FEES	-0-	-0-
AUDIT RELATED FEES	-0-	-0-
TOTAL FEES	$105,000	$100,000

The Audit Fees as stated above represent professional services rendered in regards to our Forms 10-K, and Form 10-Q filings.

Index

PART IV

ITEM 15.  EXHIBITS   AND FINANCIAL STATEMENT  SCHEDULES

All references to Registrant’s Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. :  000-11914

1.1
Agreement and Plan of Merger, dated November 10, 2010, by and Among Vintage Capital Group, LLC, Capac Co., and Caprius, Inc. (incorporated by reference to Exhibit 2.1 to Registrants November 2010 Form 8-K filed November 12, 2010).

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

Index

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

5.1
Separation Agreement and General Release, dated as of November 5, 2010, by and between Caprius, Inc. and Jonathan Joels (incorporated by reference to Exhibit 10.1 to Registrants November 2010 Form 8-K for an event of November 5, 2010).

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

Index

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

10.9.2.1*	Amendment No.1 to Senior Secured Promissory Note dated as of December 16, 2010, by and among the Registrant, MCM-US, MCM-Israel and Vintage.

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

Index

10.10
Release and Settlement Agreement, dated as of June 22, 2009, between and among Andre Sassoon,  Andre Sassoon International, Inc., the Registrant, MCM-US and George Aaron (incorporated by reference to Exhibit 10.1 to Registrant’s January 2010 Form 8-K).

10.11.1
Form of Unsecured Promissory Note, dated as of June 5, 2009 and August 11, 2009, by and among the Registrant and Noteholders (incorporated by reference to the Registrant’s September 30, 2009 Form 10-K).

10.11.2
Form of Warrant, dated as of June 5, 2009 and August 11, 2009 issued by Registrant to Noteholder of Unsecured Promissory Notes dated June 5, 2009 and August 11, 2009 Noteholders (incorporated by reference to the Registrant’s September 30, 2009 Form 10-K).

10.12
Amendment No. 1 to the Securities Purchase and Sale Agreement, dated September 8, 2010, by and among Caprius, M.C.M Environmental Technologies, Inc., M.C.M. Environmental Technologies Ltd., and Vintage (incorporated by reference to Exhibit 10.1 to Registrant’s September  2010 Form 8-K).

10.13
Amendment No. 2 to the Securities Purchase and Sale Agreement, dated as of November 4, 2010, by and among Caprius, M.C.M Environmental Technologies, Inc., M.C.M. Environmental Technologies Ltd., and Vintage (incorporated by reference to Exhibit 10.1 to Registrant’s November 2010 Form 8-K for an event of November 4, 2010).

10.14
Amendment No. 3 to the Securities Purchase and Sale Agreement, dated as of November  18, 2010, by and among Caprius, M.C.M Environmental Technologies, Inc., M.C.M. Environmental Technologies Ltd., and Vintage (incorporated by reference to Exhibit 10.1 to Registrant’s November 2010 Form 8-K for an event of November 18, 2010).

10.15*
Amendment No. 4 to the Securities Purchase and Sale Agreement, dated as of December 16, 2010, by and among Caprius, M.C.M Environmental Technologies, Inc., M.C.M. Environmental Technologies Ltd., and Vintage.

21*       List of Company’s subsidiaries
31.1*    Rule 13a-14(a)/15d-14(a) Certification
31.2*    Rule 13a-14(a)/15d-14(a) Certification
32.1*    Section 1350 - Certification
32.2*    Section 1350 - Certification
________________
*   Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of December, 2010.

CAPRIUS, INC.

By:	/s/ Raymond Jackshies
Raymond Jackshies, CFO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwight Morgan	Chairman, President & CEO	December 16, 2010
Dwight Morgan

/s/ Raymond Jackshies	CFO and Treasurer	December 16, 2010
Raymond Jackshies

	Director	December __, 2010
George Aaron

/s/ Kenneth C. Leung	Director	December 16, 2010
Kenneth C. Leung

/s/ Roger W. Miller	Director	December 16, 2010
Roger W. Miller