Form 10-Q
period 2010-12-31
CAPRIUS INC
filed 2011-02-14
CIK 722567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No ☒

As of February 1, 2011 there  were 5,431,865 shares of the issuer’s common stock outstanding.

CAPRIUS, INC.

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of December 31, 2010	As of September 30, 2010
Current Assets:	(Unaudited)
Cash	$322,668	$208,376
Accounts receivable, net	142,086	45,001
Inventories	977,578	1,153,845
Other current assets	15,310	17,508
Total current assets	1,457,642	1,424,730

Property and Equipment:
Property and equipment, net	43,965	59,023

Other Assets:
Deferred financing cost, net	73,847	273,949
Other	5,200	5,200
Total other assets	79,047	279,149
Total Assets	$1,580,654	$1,762,902

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Short term loans payable, net of debt discount	$75,000	$100,000
Notes payable , net of deferred debt discount	5,829,436	4,269,263
Accounts payable	317,128	455,083
Advances from customers	213,166	200,798
Accrued expenses	151,655	224,765
Accrued interest	799,083	546,978
Accrued compensation	387,468	597,947
Total current liabilities	7,772,936	6,394,834

Long-term Liabilities
Derivative liabilities	786,056	396,144
Dividends payable	785,577	722,802
Total long-term liabilities	1,571,633	1,118,946

Total Liabilities	9,344,569	7,513,780

Stockholders’ Deficiency:
Preferred stock, $.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - Series A, none; Series B, none, Series C, none
Series D, none
Series E, stated value $250, convertible, 4,200 at December 31, 2010 and	42	42
September 30, 2010
Series F, stated value $60, convertible, 60,000 at December 31, 2010 and	600	600
September 30, 2010
Common stock, $.01 par value
Authorized - 250,000,000 shares, issued 5,432,990 shares and outstanding 5,431,865 shares at December 31, 2010 and
September 30, 2010	54,330	54,330
Additional paid-in capital	85,341,155	85,317,648
Accumulated deficit	(93,157,792)	(91,121,248)
Treasury stock (1,125 common shares, at cost)	(2,250)	(2,250)
Total stockholders’ deficiency	(7,763,915)	(5,750,878)
Total Liabilities and Stockholders' Deficiency	$1,580,654	$1,762,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31, 2010	December 31, 2009

Revenues:
Product sales	$481,846	$695,564

Operating Expenses:
Cost of product sales	294,780	575,634
Research and development	-	14,778
Selling, general and administrative	1,112,336	855,908

Total operating expenses	1,407,116	1,446,320

Operating loss	(925,270)	(750,756)

Other income (expense):
Other income	2,974	10,525
Interest expense	(661,561)	(68,117)
Change in fair value of derivative liaibilities	(389,912)	4,649
	-
Net loss	(1,973,769)	(803,699)

Dividend - Convertible Preferred Stock	(62,775)	(118,040)

Net loss attributable to common stockholders	$(2,036,544)	$(921,739)

Net loss per basic and diluted common share	$(0.09)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	22,201,426	5,431,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Series E Convertible		Series F Convertible
	Preferred Stock		Preferred Stock		Common Stock				Treasury Stock
							Additional				Total
	Number		Number		Number		Paid-in	Accumulated	Number		Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	of Shares	Amount	Deficiency

Balance October 1, 2010	4,200	$42	60,000	$600	5,432,990	$54,330	$85,317,648	$(91,121,248)	1,125	$(2,250)	$(5,750,878)

Dividend ($3.37 per Series E convertible preferred stock and $0.81 per Series F convertible preferred stock)								(62,775)			(62,775)

Stock-based Compensation							23,507				23,507

Net loss								(1,973,769)			(1,973,769)

Balance December 31, 2010	4,200	$42	60,000	$600	5,432,990	$54,330	$85,341,155	$(93,157,792)	1,125	$(2,250)	$(7,763,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPRIUS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:

Net loss	$(1,973,769)	$(803,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,326	6,564
Stock-based compensation	23,507	72,739
Amortization of debt discount	174,863	534
Amortization of deferred financing costs	228,682	118,768
Change in fair value of derivative liabilities	389,912	(4,649)
Changes in operating assets and liabilities:
Accounts receivable	(97,085)	(21,533)
Inventories	176,267	119,003
Other current assets	2,198	59,901
Accounts payable	(137,955)	(60,734)
Advances from customers	12,368	(259,652)
Accrued interest, expenses and compensation	(31,484)	(157,712)
Net cash used in operating activities	(1,218,170)	(930,469)

Cash Flows from Investing Activities:

Disposal / (Acquisition) of property and equipment	733	(1,157)
Net cash provided by (used in) investing activities	733	(1,157)

Cash Flows from Financing Activities:

Repayment of short term loan	(25,000)	-
Net proceeds from issuance of notes payable	1,356,729	968,726
Net cash provided by financing activities	1,331,729	968,726

Net increase in cash	114,292	37,100

Cash, beginning of period	208,376	87,174

Cash, end of period	$322,668	$124,274

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$4,764	$-
Cash paid for income taxes	$-	$-

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

Note 2.   Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $323,000 at December 31, 2010. During the three months ended December 31, 2010, the Company used cash flows from operating activities of approximately $1,218,000. The Company’s working capital deficiency was approximately $6,315,000 as of December 31, 2010.  The Company’s accumulated deficit was approximately $93,158,000 as of December 31, 2010.  In addition the Company has a stockholders’ deficit of approximately $7,764,000 at December 31, 2010. As of January 28, 2011 the Company has available cash of approximately $35,000 and has received advances under the Vintage Loan Facility aggregating $5.0 million in cash and $0.9 million in payments in kind. Vintage Capital Group LLC (“Vintage) fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility (“Loan Facility) the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. The maturity date of the loan facility was December 16, 2010, which has been extended to April 30, 2011. Under the amendment to this agreement in September 2010, the maximum amount under this Loan Facility has been increased by $1 million, to a total of $4 million in cash. During the three months ended December 31, 2010, the Company has entered into further amendments which have increased the Loan Facility by an additional $1.5 million, to a total of $5.5 million in cash. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales, relocation of manufacturing. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage has not waived these defaults, the Company is endeavoring to cure them. The Company is working on a parallel track to relocate the Company’s manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage and its newly-formed wholly-owned subsidiary Capac Co.(“Merger Sub”), for Vintage to acquire the Company whereby Merger Sub would merge (the “Merger”) with and into the Company, and the Company would become a wholly-owned subsidiary of Vintage. The Merger is a “going-private” transaction whereby after the Merger is completed, the Company would cease to be a SEC reporting company and the trading market for the Company’s Common Stock would terminate. At the effective time of the Merger, the Company’s outstanding capital stock (other than shares owned by Vintage or Merger Sub, treasury shares or shares for which stockholders have duly exercised their statutory appraisal rights) would be exchanged whereby each share of the Company’s Common Stock, and each share of the Company’s Series E Convertible Preferred Stock and Series F Convertible Preferred Stock on an “as-converted” basis into Common Stock, will automatically be cancelled and converted into the right to receive $0.065 per share, in cash, and without interest and subject to applicable withholding taxes. Stock options and warrants to purchase shares of the Company’s Common Stock will terminate immediately prior to the effective time of the Merger. In addition, the accrued dividend on the Series E Preferred and the Series F Preferred will be cancelled. The Merger Agreement sets forth several conditions to the closing of the Merger, including approval by the Company’s stockholders at a special meeting to be called at a future date after clearance of proxy material. The Company has filed a preliminary proxy statement and other materials with the SEC that will describe in detail the background of the Merger, the terms and conditions of the Merger Agreement, the proposals to be adopted at the special meeting and other related information. The Merger Agreement also provides that in certain situations either party may terminate that Agreement in the event the Merger is not consummated by June 30, 2011.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.   Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of December 31, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended September 30, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Foreign Currency Translation.  The  Company  follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of the Company’s foreign subsidiary is the U.S. dollar.  All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur.  Foreign currency translations gains or losses are included in other comprehensive income. Foreign currency transactions and translations were not material during the three months ended December 31, 2010 and December 31, 2009. A determination that the Company’s functional currency is the U.S. Dollar is based on the following facts:

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

Inventories.  Inventories are accounted for at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company's policy is to reserve or write-off surplus or obsolete inventory. Inventory is comprised of materials, labor and manufacturing overhead costs. Inventory consists of raw materials of $957,578 and finished goods of $20,000 as of December 31, 2010 as compared to raw materials of $1,055,030 and finished goods of $98,815 as of September 30, 2010.

Basic and Diluted as Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the period ended December 31, 2010, potential common shares amount to 19,722,476 shares, as compared to 32,968,634 for the period ended December 31, 2009 as such, have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  Potential common shares are summarized as follows:

	December 31, 2010	December 31, 2009
Options	3,322,924	3,330,424
Warrants	7,774,552	13,351,314
Underlying Preferred Stock	8,625,000	16,286,896

Totals	19,722,476	32,968,634

The weighted average number of common shares outstanding for the three months ended December 31, 2010 include the underlying shares exercisable with respect to the issuance and subsequent adjustments of warrants exercisable at $0.01 per share.  In accordance with ASC 260, Earnings per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.  These $0.01 warrants totaled 16,769,561 as of December 31, 2010.

Derivative Financial Instruments.  The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. (See Note 8)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates and assumptions of the Company are stock-based compensation, the useful life of fixed assets, depreciation and amortization, fair value of derivative liabilities, warrants, income taxes and foreign currency.

Concentration of Credit Risk and Significant Customers. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade accounts receivable.

 Management believes its credit policies are prudent and reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counter parties and, accordingly, does not require collateral.  The Company maintains reserves for potential credit losses and historically such losses, in the aggregate, have not exceeded management’s expectations.  For the three months ended December 31, 2010, three customers accounted for $384,092 of the consolidated total revenue, individually they accounted for approximately 46% (customer A), 21% (customer B) and 13% (customer C) respectively of the consolidated total revenue. There was accounts receivable of $113,000 for these three major customers at December 31, 2010.  For the three months ended December 31, 2009, two customers accounted for approximately 64% (customer A), and 31% (customer D) respectively of the consolidated total revenue.

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

Recent Accounting Pronouncements. The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Note 4.   Debt Financing

On September 16, 2009, the Company entered into a Securities Purchase and Sale Agreement with Vintage Capital Group, LLC, whereby Vintage extended a loan facility to the Company maturing on December 16, 2010. Vintage agreed to extend the maturity date of the loan to February 1, 2001 and has subsequently extended it to April 30, 2011.

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

As of December 31, 2010, under the Loan facility and Amendment Vintage has advanced to the Company approximately $5.9 million ($5.0 million in cash and $0.9 million in payments in kind) which the Company has used to satisfy certain liabilities, working capital and related fees and expenses associated with this agreement.

During August 2009, the Company received $25,000 subject to the short-term Bridge Loan agreement outlined below. The Company issued to a short term investor, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.04 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 93.85%, risk free interest rate of 2.69% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.02 per share. The relative fair value of these warrants was $10,271.  This relative fair value was recorded as a debt discount and was amortized over the life of the loan.  The maturity date of these loans was 90 days from issuance and as such the Company has amortized the full amount of $10,271 as of December 31, 2009.  The balance of this short-term loan along with accrued interest of approximately $4,764 was repaid during the three months ended December 31, 2010.

In June 2009, the Company entered into short term Bridge Loans pursuant to Unsecured Promissory Notes (the “Notes”) to borrow up to a sum of $150,000 subject to interest at 14%.  The holders of the Notes were granted Thirty (30) warrants for each One Dollar ($1.00) invested to purchase an aggregate of up to 4,500,000 shares of Common Stock at an exercise price of Ten Cents ($0.10) per share for a period of five years pursuant to Stock Purchase Warrant Agreement. During June 2009, the Company received $75,000 subject to this agreement. The Company issued to this group of short term investors, warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.10 per share for a period of five years. Using the Black Scholes valuation model with the following assumptions: common stock based on a closing market price of $0.06 per share, exercise price of $0.10 per share, zero dividends, expected volatility of 83.82%, risk free interest rate of 2.85% and an expected life of 5 years, the Company has determined that the fair value of these warrants is $0.04 per share.   The relative fair value of these warrants was $38,458.  This relative fair value was recorded as a debt discount and was amortized over the life of the loan.  The maturity date of these loans was 90 days from issuance and as such the Company had amortized the full amount of $38,458 as of September 30, 2009.  The balance of this short-term loan as of December 31, 2010 net of debt discount is $75,000. These notes will continue to accrue interest at 14% per annum until the Company can repay the note and accrued interest.

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

The fair value of the warrants were measured using the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice Model and the following assumptions

	December 31, 2010	October 1, 2009	Date of issuance
2005 Series C Warrants:
Risk-free rate	-	2.32%	3.875%
Annual rate of dividends	-	-	0
Volatility	-	95.89%	27.01%
Weighted Average life (years)	0	.42	5

2007 Series E Warrants:
Risk-free rate	0.30%	2.32%	4.50%
Annual rate of dividends	0	0	0
Volatility	212.17%	95.89%	78.25%
Weighted Average life (years)	1.17	2.5	5

2007 Series F Warrants:
Risk-free rate	0.67%	2.32%	3.35%
Annual rate of dividends	0	0	0
Volatility	185.07%	95.89%	59.15%
Weighted Average life (years)	2.0	3.25	5

2010 Warrants:
Risk-free rate	0.14%	-	0.30%
Annual rate of dividends	0	-	0
Volatility	281.17%	-	173.90%
Weighted Average life (years)	0.25	-	1

Fair Value	$786,056	$13,706	$3,095,442

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in accumulated deficit by $2,226,849. The difference of $13,706 was recorded as the fair value of derivative liabilities. As of September 30, 2010, the fair value of derivative liabilities associated with the 2005 Series C warrants, the 2007 Series E warrants and the 2007 Series F warrants were revalued to $36,535. At December 31, 2010 the fair value of derivative liabilities associated with these warrants was revalued to $87,114. The $50,579 increase in the fair value of derivative liabilities is included as a change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2010.

On the date of issuance the fair value of derivative liabilities associated with the 2010 warrants was $854,887.  At September 30, 2010, the fair value of derivative liabilities associated with the 2010 warrants was revalued to $359,609. At December 31, 2010 the fair value of derivative liabilities associated with the 2010 warrants was revalued to $698,942. The $339,333 increase in the fair value of derivative liabilities at December 31, 2010 is included as a change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2010.

Note 6. Share Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company recorded total stock-based compensation of $23,507 for the three months ended December 31, 2010 as compared to $72,739 for the three months ended December 31, 2009 for options granted and vested. Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company did not issue any options during the three months ended December 31, 2010.

 As of December 31, 2010 the fair value of the unvested stock options amounted to $55,215 which is expected to be recognized over a weighted average period of approximately 2.63 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions. The risk-free interest rate is based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of its historical data.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the various stock option plans during the three months ended December 31, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2010	3,322,924	$0.51
Granted	-	-
Expired / Forfeited	-	-

Outstanding at December 31, 2010	3,322,924	$0.51
Exercisable at December 31, 2010	2,511,191	$0.63

             The intrinsic value was $0 for both options outstanding and exercisable. The intrinsic value is calculated as the difference between the market value of the Company’s common stock at December 31, 2010, which was $0.05 per share and the exercise price of the options

Note 7.  Stock Warrants

Warrants outstanding and exercisable are as follows:

	Number of Shares	Warrant Price Per Share	Weighted Average Exercise Price Per Share
Balance October 1, 2010	24,544,113	$0.01-$2.00	$0.16
Granted	-	-	-
Expired	-	-	-
Balance, December 31, 2010	24,544,113	$0.01 – $2.00	$0.16

The weighted average remaining contractual life as of December 31, 2010 was 4.79 years.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$786,056	$-	$-	$786,056

             The derivative liabilities are measured at fair value using the Black Scholes Pricing Model, using quoted market prices, estimated volatility factors based on historical quoted market prices for the Company’s common stock, risk free interest rates and an expected term, which approximates the fair value measured using the Binomial Lattice Model and are classified within Level 3 of the valuation hierarchy. (See Note 3)

       The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,	September 30,
	2010	2010

Beginning balance	$(396,144)	$(13,706)
Net unrealized (loss) gain on change in fair value of derivative liabilities	(389,912)	472,449
Derivative liabilities recorded	-	(854,887)
Ending balance	$(786,056)	$(396,144)

Note 9.  Capital Stock

Dividends

The Company has never declared dividends or paid cash dividends on the Company’s common stock.  The Series E Preferred Stock provides for a cumulative dividend of $13.50 per share commencing October 1, 2007, and the Series F Preferred Stock provides for a cumulative dividend of $3.24 per share commencing December 6, 2007. The dividends are payable pari passu on the series of preferred stock.  At December 31, 2010 and September 30, 2010, the accrued dividends aggregated $785,577 and $722,802.

Note 10.  Related Party Transactions

On November 12, 2010, the Company filed an 8-K with the SEC for an event of November 5, 2010, in which the Company entered into a Separation Agreement and General Release with Jonathan Joels, the Company’s former CFO. This agreement also provides for the resignation by Mr. Joels of his position of director on the Board of the Company, as well as of any of its subsidiaries of which he was a director, and as a trustee of the Company’s 401(k) retirement plan.  The Agreement also provides for the payment to Mr. Joels by the Company of any accrued compensation at the time of his release along with a gross termination payment of approximately $127,500.

Note 11.  Commitments and Contingencies

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

 Legal proceedings

In September 2008, Goldstar Medical Corporation, filed a complaint against Caprius Inc. and  MCM Environmental Technologies, Inc. , (collectively, the “Defendants”) in the Supreme Court of the State of New York, County of Rockland,  claiming that the Defendants had breached a letter agreement for commissions due to them on sales of SteriMed Systems to one of  the Company's customers. The Plaintiffs are seeking damages in excess of $250,000.  Based upon our review of the complaint, we believe the Plaintiffs’ claims has no merit and the Company will continue to defend this action. We have filed a motion for summary judgment with the Court requesting that this matter be dismissed. Accordingly, we have not recorded any accrual for this litigation as of the date of this filing. On July 16, 2010, the Plaintiffs filed an opposition motion against the Company’s motion for summary judgment. In response the Company filed opposition to the plaintiff’s motion to dismiss our motion to dismiss the case by way of summary judgment. On August 11, 2010, the plaintiff filed papers in support of its Sur-Reply in furtherance of its opposition to the Company’s motion for summary judgment. In October 2010, the motion for summary judgment was denied for issues of fact and these proceedings are now in the discovery stage with depositions scheduled to take place during early 2011.  During January 2011, the Plaintiff requested a 120 day extension to extend the discovery time period.  The Court has scheduled a conference to further discuss this request.

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

Note 12.  Geographic Information

The Company does not have reportable operating Segments as defined in the ASC 280 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which finished goods are shipped.

The Company operates facilities in the United States of America and Israel. The following is a summary of information by area for the three months ended December 31, 2010 and 2009.

	Three months ended December 31, 2010	Three months ended December 31, 2009
Net Revenues:
Israel	$358,873	$676,712
United States	122,973	18,852
Totals	$481,846	$695,564

	December 31, 2010	September 30, 2010
Identifiable Assets:
Israel	$1,097,355	$1,113,698
United States	483,299	649,204
Totals	$1,580,654	$1,762,902

Note 13.  Subsequent Events

On January 31, 2011, Vintage has agreed to extend the maturity date to the earlier of (i) April 30, 2011 or (ii) the termination of the Merger Agreement, on the Loan Facility, which was previously extended to February 1, 2011 and originally scheduled to mature on December 16, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended September 30, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

The maturity date of the Vintage Loan Facility originally was December 16, 2010, which was extended to February 1, 2011.  On January 31, 2011, Vintage agreed to further extend the maturity date of the loan to the earlier of (i) April 30, 2011 or (ii) the termination of the Merger Agreement.  If the Merger Agreement does not close and the Company continues to be unable to locate a source to refinance the loan, the Company may have no alternative but to cease operations.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues generated from MCM product sales totaled $481,846 for the three months ended December 31, 2010 as compared to $695,564 for the three months ended December 31, 2009.  For the three months ended December 31, 2010, three customers accounted for approximately 46% (customer A), 21% (customer B) and 13% (customer C) respectively of the consolidated revenue.  For the three months ended December 31, 2009, two customers accounted for approximately 64% (customer A) and 31% (customer D) respectively of the consolidated total revenue. The Company’s ability to obtain and deliver units to its customers has been hampered by the closure of its third party manufacturer. The Company has affected a program to restore deliveries of units on a limited basis, and is pursuing additional avenues for production.

Cost of product sales amounted to $294,780 or 61% of total related revenues for the three months period ended December 31, 2010 versus $575,634 or 83% of total related revenues for the three month period ended December 31, 2009.  The decreased percentage costs is due to the absorption of the accelerated payment to the Office of the Chief Scientist in Israel, during the three months ended December 31, 2009.  Previously, this repayment had been made on a royalty basis, based upon a percentage of sales for the period. With the repayment in full having been made, the Company no longer is liable for royalty payments in future periods.

Research and development expense totaled $0 for the three month period ended December 31, 2010 versus $14,778 for the three month period ended December 31, 2009. This decrease is from the reduction of customer specific requirements and the available funds for such projects within the company. Given the Company’s current level of operations, we do not anticipate any significant research and development expense in the coming fiscal year unless a specific customer requirement is received that will fund the expense.

Selling, general and administrative expenses totaled $1,112,336 for the three months ended December 31, 2010 versus $855,908 for the three months ended December 31, 2009.  This increase is principally due to expenses incurred in relation to the proposed merger agreement, as well as the termination payment made to the former CFO, as further outlined in Note 10. The Company does not anticipate any significant increase in operating expenses until production and sales volumes increase substantially from their current levels.

Other income totaled $2,974 for the three months ended December 31, 2010 as compared to $10,525 for the three months ended December 31, 2009. This resulted from the favorable settlement of certain outstanding liabilities, during the three months ended December 31, 2010 and 2009.

Interest expense totaled $661,561 for the three months ended December 31, 2010 versus $68,117 for the three months ended December 31, 2009.  Interest expense resulted from interest accrued on short term loans and notes payable, as well as the amortization expense of deferred finance costs and debt discount on notes payable.

Change in fair value of derivative liabilities totaled a loss of $389,912 for the three months ended December 31, 2010 versus a gain of $4,649 for the three months ended December 31, 2009.  This change occurred as a result of the revaluation of the fair value of derivative liabilities.

The net loss amounted to $1,973,769 and $803,699 for the three month periods ended December 31, 2010 and 2009, respectively. This increase resulted from expenses related to the Loan Facility (interest expense on a greater liability, amortization of deferred financing costs and amortization of debt discount).  Further the variance resulted from the increase to selling, general and administrative expenses as discussed above and the change in the fair value of the derivative liabilities.

Liquidity and Capital Resources

At December 31, 2010, our cash position approximated $323,000. Our working capital deficiency as of December 31, 2010 was approximately $6,315,000. Net cash used in operations for the three months ended December 31, 2010 amounted to approximately $1,218,200 as compared to approximately $930,500 for the three months ended December 31, 2009. This variance occurred due to the Company’s increased net loss during the three months ended December 31, 2010. Net cash provided by (used in) investing activities amounted to approximately $733 and approximately ($1,157) for the three months ended December 31, 2010 and 2009 respectively. Net cash provided by financing activities for the three months ended December 31, 2010 amounted to approximately $1,356,730 as compared to $968,726 for the three months ended December 31, 2009, both of  which resulted from the issuance of Secured Notes Payable as part of the Vintage Loan Facility.

As of December 31, 2010, accounts receivable, net of allowance for doubtful accounts totaled $142,086 and was 9% of total assets.  The normal collection period is between 45 and 90 days. At December 31, 2009, accounts receivable, net of allowance for doubtful accounts totaled $30,725 and was 1.5% of total assets.  The Company has been able to keep accounts receivables balances low by adopting polices which require a deposit upon purchase order, and requesting payment on delivery of the Company’s products. However, the Company does offer net terms on products and services, but in most cases has required the deposit at time of purchase order, to prevent excessive collection delays of accounts receivable balances.

In September 2009, we entered into a Loan Facility with Vintage Capital Group, LLC, whereby Vintage extended a loan facility to the Company.  The Loan Facility provides that, Vintage will advance to us up to an aggregate of $3.0 million in cash.  Interest on advances under the Loan Facility accrues at a rate of 14% per annum, subject to a default rate of 17% per annum.  Advances under the Loan Facility, including any subsequent funding, are secured by the grant to Vintage of a first priority lien, pledge and security interest in substantially all our assets and the assets of our active subsidiaries. On September 8, 2010, the Company entered into Amendment No. 1 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.0 million in cash. On November 4, 2010, the Company entered into Amendment No. 2 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $4.5 million in cash. On November 18, 2010, the Company entered into Amendment No. 3 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.0 million in cash. On December 16, 2010, the Company entered into Amendment No. 4 (“the Amendment”) to the Loan Facility from Vintage Capital Group, whereby the maximum availability thereunder was increased to an aggregate of $5.5 million in cash. As of December 31, 2010, under the Loan facility and the Amendments, Vintage has advanced approximately $5.0 million in cash.  The original maturity date of this note was December 16, 2010, which Vintage previously extended to February 1, 2011.  Vintage has recently further extended the maturity date to April 30, 2011.

Liquidity and Going Concern

The Company has incurred substantial recurring losses.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $323,000 at December 31, 2010. During the three months ended December 31, 2010, the Company used cash flows from operating activities of approximately $1,218,000. The Company’s working capital deficiency was approximately $6,315,000 as of December 31, 2010.  The Company’s accumulated deficit was approximately $93,158,000 as of December 31, 2010.  In addition the Company has a stockholders’ deficit of approximately $7,764,000 at December 31, 2010. As of January 28, 2011, the Company has available cash of approximately $35,000 and has received advances under the Vintage Loan Facility of $5.0 million in cash and $0.9 million in payments in kind. Vintage fees, costs and expenses were to be accrued in addition to these amounts and not deemed a part of the cash advances. Under the Vintage Loan Facility the funds to be advanced to the Company in cash comprised an initial term maximum amount of $1 million and a subsequent term maximum amount of $2 million. The maturity date of the loan facility was December 16, 2010, which has been extended to April 30, 2011. Under the amendment to this agreement in September 2010, the maximum amount under this Loan Facility has been increased by $1 million, to a total of $4 million in cash. During the three months ended December 31, 2010, the Company has entered into further amendments which have increased the Loan Facility by an additional $1.5 million, to a total of $5.5 million in cash. The Company has pledged all of its assets including its intellectual property to Vintage as security for the Vintage Loan Facility and is subject to negative and affirmative covenants thereunder. Currently, the Company is in default under the terms and covenants of the Vintage Loan Facility for the initial and subsequent funding as the Company was obliged to fulfill certain defined covenants and achieve specific milestones, including those relating to unit sales and relocation of manufacturing. To date, these aforementioned covenants and milestones have not been met and the Company has been put on notice by Vintage of these defaults.  Notwithstanding, while Vintage has not waived these defaults, the Company is endeavoring to cure them. The Company is working on a parallel track to relocate the Company’s manufacturing to ensure the supply of finished units.  In the interim, the Company is endeavoring to convert the Company’s existing inventory into units for sale while the Company identifies a suitable manufacturing location to ramp up production at a manufacturer acceptable to both the Company and Vintage under the terms of their Loan Facility. There can be no assurance that Vintage will continue to fund the Company’s operations or that any of the Company’s alternative funding initiatives as permitted will be successful.

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

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

  There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

   Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  On an on-going basis, management evaluates our estimates and assumptions, including but not limited to those related to stock-based compensation, the useful life of fixed assets, depreciation and amortization, warrants, income taxes, foreign currency and other contingencies. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

2.           Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 5 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required as we are a Smaller Reporting Company.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated  the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2010.  Based on that review and evaluation of the disclosure controls and procedures, such controls were deemed to be ineffective.  Due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during the three months ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caprius, Inc.
(Registrant)

Date: February 11, 2011	/s/ Dwight Morgan
Dwight Morgan
President & Chief Executive Officer

Date: February 11, 2011	/s/ Raymond Jackshies
Raymond Jackshies
Chief Financial Officer